Form 10QSB
period 1996-03-31
NEW GENERATION FOODS INC
filed 1996-05-15
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         ------------------------------

                        For Quarter Ended: March 31, 1996

                           Commission File No. 1-10825


                           NEW GENERATION FOODS, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                     36-2972588
 ------------------------------------------------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)


                                  52 Barry Road
                            Scarsdale, New York 10583
 ------------------------------------------------------------------------------
                     (Address of Principal Executive Office)
                                   (Zip Code)

               One South Columbia Avenue, Oglesby, Illinois 61348
 ------------------------------------------------------------------------------
     (Former address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code (914) 722-2410
                                                        --------------
                  Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X                   No
                                ----                    ----

Common stock $.01 par value -- 399,830 shares outstanding as of March 31, 1996.

PART  I - FINANCIAL INFORMATION

Item 1.  Financial statements

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
- - -------------------------------------------------------------------------------



                                                                                   March 31,              December 31,
                                                                                     1996                     1995
                       Assets                                                    (unaudited)                (audited)
                       ------                                                   ------------              -------------
Current Assets:
     Cash and cash equivalents                                                   $ 1,288,238               $ 1,265,756
     Marketable investment securities at market                                       26,286                    27,789
     Notes receivable, less deferred gain of $543,158
          in 1995                                                                    716,658                   223,501
     Interest receivable                                                               6,653                     6,808
                                                                                 -----------                ----------
                Total current assets                                               2,037,835                 1,523,854
                                                                                 -----------                ----------

Property, plant and equipment, at cost                                                44,770                    30,816
     Less accumulated depreciation and amortization                                   19,693                    18,669
                                                                                 -----------                ----------
                Net property, plant and equipment                                     25,077                    12,147
                                                                                 -----------                ----------

              Total assets                                                       $ 2,062,912               $ 1,536,001
                                                                                 ===========               ===========

     See accompanying condensed notes to consolidated financial statements.

                                                                     (Continued)

NEW GENERATION FOOD, INC. AND SUBSIDIARIES

- - -------------------------------------------------------------------------------



                                                                                      March 31,          December 31,
                                                                                        1996                1995
          Liabilities and Stockholders' Equity                                       (unaudited)          (audited)
          ------------------------------------                                      ------------         -------------
Current liabilities:
     Accrued compensation                                                          $      --              $     11,500
     Accrued franchise taxes                                                              45,200                45,200
     Accrued expenses                                                                     12,780                 4,239
                                                                                   -------------          ------------
               Total current liabilities                                                  57,980                60,939
                                                                                   -------------          ------------
Stockholders' equity:
     Cumulative Convertible Voting Preferred Stock, $.01.
        par value:
           Series A (stated at liquidation value of $.75 per
              share).  Authorized 2,333,333 shares; issued and
              outstanding 2,333,333                                                    1,750,000             1,750,000
           Series B (stated at liquidation value of $1.00 per
              share).  Authorized 350,000 shares; issued and
              outstanding 310,000                                                        310,000               310,000
     Common stock, $.01 par value.  Authorized 25,000,000
        shares;  issued 399,830                                                            3,998                 3,998
     Additional paid in capital                                                       22,818,930            22,818,930
     Retained deficit                                                                (22,877,996)          (23,407,866)
                                                                                   -------------          ------------
               Total stockholders equity                                               2,004,932             1,475,062

Commitments and contingencies                                                           --                      --
                                                                                   -------------          ------------
               Total liabilities and stockholders' equity                          $   2,062,912        $    1,536,001
                                                                                   =============        ==============


     See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

- - ------------------------------------------------------------------------------

                                                                                            For the three
                                                                                             months ended
                                                                                               March 31,
                                                                                       1996                   1995
                                                                                    ---------              ----------
Net sales                                                                            $   --                $      --
Cost of sales                                                                            --                       --
                                                                                   -----------             -----------
               Gross profit                                                              --                       --
                                                                                   -----------             -----------
Operating expenses:
      General and administrative:                                                       40,175                  81,527
                                                                                   -----------             -----------
               Total operating expenses                                                 40,175                  81,527
                                                                                   -----------             -----------
               Operating loss                                                          (40,175)                (81,527)
                                                                                   -----------             -----------
Other income (deductions):
     Interest and dividend income                                                       31,029                  31,911
     Interest expense                                                                        -                    (159)
     Loss on sale of marketable investment securities                                   (1,511)                 (7,332)
                                                                                   -----------             -----------
     Gain on sale of assets                                                            543,268                  35,013
                                                                                   -----------             -----------
               Total other income (deductions)                                         572,786                  59,433
                                                                                   -----------             -----------
               Net income (loss) before taxes                                          532,611                 (22,094)
                                                                                   -----------             -----------
Corporate income taxes                                                                   2,741                   7,021
                                                                                   -----------             -----------
               Net income (loss)                                                    $  529,870               $ (29,115)
                                                                                   ===========             ===========
Net income (loss) per share of common stock                                         $     1.33               $    (.07)
                                                                                   -----------             -----------
Weighted average number of common shares outstanding                                   399,830                 399,830
                                                                                   -----------             -----------




No dividends were paid by the company during the three-month periods ended March 31, 1996 and 1995.

See accompanying notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

                                                                                             For the three
                                                                                              months ended
                                                                                                 March 31,
                                                                                           1996               1995
                                                                                          ------             -----
Cash flows from operating activities:
     Net income (loss)                                                                  $  529,870          $  (29,115)
                                                                                        ----------          ----------
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation                                                                         1,024               1,477
        Gain on sale of assets                                                            (543,268)            (35,013)
        Realized loss on sale of marketable investment securities                             --                 5,358
        Unrealized loss on marketable investment securities                                  1,511               6,225
Change in assets and liabilities:
        Decrease in notes payable                                                             --               (23,828)
        Decrease in receivables                                                             50,001              49,122
        Increase in accounts payable and various other
              accrued expenses                                                              (2,702)                324
                                                                                        ----------          ----------
               Total adjustments                                                          (493,434)              3,665
                                                                                        ----------          ----------
               Net cash provided by (used in) operating activities                          36,436             (25,450)
                                                                                        ----------          ----------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                              --               467,373
                                                                                        ----------          ----------
               Net cash provided by investing activities                                      --               467,373
                                                                                        ----------          ----------

Cash flows from capital expenditures:
     Purchase of automobile                                                                 13,954               --
                                                                                        ----------          ----------
               Net cash provided by (used for) capital costs                               (13,954)              --
                                                                                        ----------          ----------
               Net increase in cash and cash equivalents                                    22,482               --
                                                                                        ----------          ----------
Cash and cash equivalents at beginning of period                                         1,265,756             225,127
                                                                                        ----------          ----------
Cash and cash equivalents at end of period (note A)                                     $1,288,238           $ 667,050
                                                                                        ==========           =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                            $    --              $     159
                                                                                        ----------          ----------

(Note A) At March 31, 1995, the Company, in addition to its cash and cash equivalents of $667,050 had $492,776, of U.S. Treasury notes which do not qualify as cash equivalents for purposes of the Statement of Cash Flows.

See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Unaudited)



(1) Basis of Presentation


      The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management. The consolidated balance sheet as of December 31, 1995 has been derived from, and does not include, all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1995.

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at January 1, 1994. Under Statement 115, the Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to- maturity are classified as available-for-sale.

      The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

      Results of operations for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results of a full year.

      These financial statements should be read in conjunction with the Company's consolidated financial statements included in the December 31, 1995 Form 10-KSB Report. Mangement believes that the disclosures are adequate to make the information presented herein not misleading.

(2)   Net Income Per Share

      Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation excludes the common stock equivalents consisting of warrants and stock options because their inclusion would have had an antidilutive effect. The cumulative convertible voting preferred stock is not considered common stock equivalents.


- - ------------------------------------------------------------------------------


                       Income (Loss) Per Share Computation
                       -----------------------------------

      For the three months ended March 31, 1996
- - ------------------------------------------------------------------------------

      $ 529,870 divided by 399,830                                        1.33
- - ------------------------------------------------------------------------------

      For the three months ended March 31, 1995
- - ------------------------------------------------------------------------------

      $ (29,115) divided by 399,830 =                                     (.07)
- - ------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Financial Condition

         As a result of the Asset Sale in October 1993, previously reported, the Company has ceased its business operations. The remaining note receivable from the Sale, in the amount of $716,658, was paid in full in April 1996, with accrued interest.

         The Company intends to use a portion of its present cash and investment holdings (approximately $1,314,000 as of March 31, 1996, before giving effect to the collection of the final note receivable balance) to repay certain accounts payable and to satisfy other liabilities of the Company (aggregating $57,980 at March 31, 1995). The Company has no current intentions with regard to use of the remaining proceeds of the Asset Sale. The Company will consider the options it currently has available to it; namely, (i) to reinvest the proceeds, (ii) to make acquisitions of or merge with an operating business, or (iii) to liquidate the Company and distribute such proceeds.

         In the event that the Company proposes to engage primarily in the business of investing, reinvesting or trading in securities, or otherwise reinvests the proceeds of the Asset Sale in investment securities having a value in excess of 40% of its total assets (exclusive of Government Securities, certificates of deposit and other cash items), the Company may be deemed an investment company and therefore may be required to register under and become subject to the Investment Company Act of 1940.

         In addition to considering the reinvestment of the proceeds of the Asset Sale, the Company may also consider seeking a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. In addition to having some funds available for such an acquisition or similar transaction, the Company's potential attraction to someone seeking an acquisition or merger is that the Company will be a publicly held corporation. Thus, a merger or acquisition could enable the other entity to become a publicly traded corporation without experiencing the time requirements and financial expenditures usually associated with going public. If the Company decides to pursue such a transaction it will encounter intense competition from other entities having similar objectives. Further, there is a large number of established and well financed entities, including venture capital firms, that have increased their merger and acquisition activities. Nearly all such entities will have significantly greater financial resources and management capabilities than the Company, and consequently the Company will be at a competitive disadvantage in identifying suitable merger or acquisition candidates and successfully concluding a proposed merger, acquisition or similar transaction. To date, the Company has given limited consideration to the types of entities that it may seek to merge with or acquire in the event it decides to merge with or acquire an operating company, but has not identified a suitable candidate.

         To the extent the Preferred Stockholders demand payment of all or a part of the amounts due them, as previously reported, the Company's ability to invest the proceeds of the Asset Sale, engage in a merger, exchange of capital stock, asset acquisition or other similar business combination will be limited, if at all possible. No such demand has as yet been received.

         Another alternative that may be considered by the Company may be the liquidation of the Company with a distribution to its then holders of Common Stock of all assets remaining available for distribution after payment of liabilities and after having made appropriate provisions for the payment of liquidating distributions upon each class of stock having preference over the Common Stock. Since most, if not all, of the proceeds received from the Asset Sale will be used to satisfy required payments to the Preferred Stockholders in the event of liquidation, it is not likely that the Company will have significant assets, if any, available for distribution to minority Stockholders following such required payments.

         The Company has made no decision to do any of the foregoing and, over the next several months, will evaluate the course of action it will take with regard to the best interests of the Company and the Company's stockholders. In the event the Company chooses to merge with or acquire another company, its assets or capital stock, or liquidate the Company, it will have to obtain the approval of a majority of the voting power of the Company prior to taking such action.

         Proceeds received from the Asset Sale not immediately required for the purposes set forth above are being invested as management of the Company deems prudent, which may include, but will not be limited to, certificates of deposit, mutual funds, money-market accounts, stocks, options, bonds or United States Government or municipal securities, provided, however, that the Company will attempt to invest the net proceeds in a manner which will not result in the Company being deemed to be an investment company under the Investment Company Act of 1940. In this regard, while the foregoing investments are intended to be temporary (i.e. for the period during which the Company is determining its future course of action with regard to the business or liquidation of the Company), any such investments deemed by the Securities and Exchange Commission not to be temporary, may result in the Company being required to register as an investment company. The Company believes that to the extent a significant portion of such proceeds is not used in evaluating prospective business options, the interest income thereon should be sufficient to defray continuing general and administrative expenses, as well as costs relating to compliance with securities laws and regulations.

                  At March 31, 1996, the Company had cash, cash equivalents and other liquid assets of approximately $1,314,000, compared to $1,293,000 of liquid assets at December 31, 1995, and had working capital of $1,979,855, compared to working capital of $1,224,038 at December 31, 1995. The Company had no commitments to acquire additional capital assets at March 31, 1995 and currently has no such commitments. The Company has no bank lines of credit or other currently available credit sources. The increase in working capital is due to the recording of the 1995 deferred gain of $543,158 as a current asset in 1996.

Operations

                  As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ending March 31, 1996 and March 31, 1995.

                  In the quarter the Company recognized the balance of the total gain of $1,842,470 on the Asset Sale.

                  Net income was $529,870, or $1.33 per share, in the 1996 first quarter compared to a net loss of $(29,115), or $(.07) per share, in the 1995 first quarter, reflecting principally the remaining gain on the Asset Sale which was recognized in the quarter, as well as a reduction in general and administrative expenses (which are now the only expenses being incurred by the Company). General and administrative expenses in the 1995 first quarter included approximately $34,000 of wages paid to the President in 1995 that were deferred from the prior year.

PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          No reports on Form 8-K have been filed during the quarter.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW GENERATION FOODS, INC.



                                          By: /s/ Jerome S. Flum
                                             ---------------------------
                                             Jerome S. Flum
                                             Chairman of the Board and
                                             Principal Financial Officer



Dated: May 14, 1996