Form 10QSB
period 1996-06-30
NEW GENERATION FOODS INC
filed 1996-08-14
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                FORM 10-QSB

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



                     For Quarter Ended:  June 30, 1996

                        Commission File No. 1-10825

                        NEW GENERATION FOODS, INC.


- - -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Nevada                            36-2972588

- - -----------------------------------------------------------------
(State of Incorporation)       (I.R.S. Employer Identification No.)


                              45 Graham Road
                         Scarsdale, New York 10583

- - -----------------------------------------------------------------
                  (Address of Principal Executive Office)
                                (Zip Code)

                               52 Barry Road
                         Scarsdale, New York 10583
- - -----------------------------------------------------------------
(Former address of principal executive offices)     (Zip Code)

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

                      Yes   X          No

Common stock $.01 par value -- 399,830 shares outstanding as of June 30, 1996.

PART  I - FINANCIAL INFORMATION

Item 1.  Financial statements

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
_______________________________________________________________________



                                                   June 30,      December 31,
                                                     1996           1995
                    Assets                       (unaudited)
(audited)
Current Assets:
    Cash and cash equivalents                    $2,006,134      $1,265,756
    Marketable investment securities at
       market value                                  10,638          27,789
    Notes receivable, less deferred gain
       of $543,158 in 1995                             -            223,501
    Interest receivable                               8,375           6,808
       Total current assets                      $2,025,147      $1,523,854


Property, plant and equipment, at cost               36,649          30,816
    Less accumulated depreciation and
       amortization                                  18,054          18,669
       Net property, plan and equipment              18,595          12,147


       Total assets                              $2,043,742      $1,536,001



See accompanying condensed notes to consolidated financial statements.

(Continued)

NEW GENERATION FOOD,INC. AND SUBSIDIARIES

_________________________________________________________________

                                        June 30,       December 31,
                                         1996            1995
 Liabilities and Stockholders'Equity   (unaudited)      (audited)
Current liabilities:
     Accrued compensation              $   10,126      $     11,500
     Accrued franchise taxes               45,200            45,200
     Accrued expenses                       8,675             4,239
           Total current liabilities        64,001           60,939

Stockholders' equity:
   Cumulative Convertible Voting
   Preferred Stock, $.01. par value:
    Series A (stated at liquidation
    value of $.75 per share).
    Authorized 2,333,333 shares;
    issued and outstanding 2,333,333    1,750,000         1,750,000
    Series B (stated at liquidation value
    of $1.00 per share). Authorized
    350,000 shares; issued and
    outstanding 310,000                   310,000           310,000
Common stock, $.01 par value.
    Authorized 25,000,000 shares;
    issued 399,830                          3,998             3,998
Additional paid in capital             22,818,930        22,818,930
   Retained deficit                   (22,903,187)     (23,407,866)
      Total stockholders equity         1,979,741         1,475,062

 Commitments and contingencies               -                  -

      Total liabilities and
      stockholders' equity            $ 2,043,742      $  1,536,001


See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)
__________________________________________________________________

                                                     For the three
                                                     months ended
                                                     June 30,

                                                1996         1995

Net Sales                                  $     -       $     -
Cost of sales                                    -             -

        Gross profit                             -             -

Operating expenses:
   General and administrative:                  42,118        43,609
        Total operating expenses                42,118        43,609
        Operating loss                          42,118       (43,609)

Other income (deductions)
    Interest and dividend income                29,675        25,177
    Interest expense                             -               -
    Prior year overaccrual                       -            25,315
    Miscellaneous income                         2,838           -
    Unrealized gain (loss) on
    marketable investment securities           (15,640)          661
    Gain on sale of assets                          34        35,403
     Total other income (deductions)            16,927        86,556
     Net income (loss) before taxes            (25,192)       42,947
Corporate income taxes                           -               -
     Net income (loss)                    $    (25,192)   $   42,947
Net income (loss) per share of common
     stock                                $      (.06)    $      .11
Weighted average number of common
     shares outstanding                        399,830       399,830

No dividends were paid by the company during the three-month periods ended June 30, 1996 and 1995.

See accompanying notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

_________________________________________________________________

                                                     For the six
                                                     months ended
                                                     June 30,

                                              1996             1995

Net sales                                 $    -            $    -
Cost of sales                                  -                 -

         Gross profit                          -                 -

Operating expenses:
     General and administrative:              82,293          125,136
     Total operating expenses                 82,293          125,136
     Operating loss                          (82,293)        (125,136)

Other income (deductions)
   Interest and dividend income                60,724          56,698
   Interest expense                             -                (159)
   Prior year overaccrual                       -              25,315
   Miscellaneous income                         2,838            -
   Unrealized loss on marketable
   investment securities                      (17,151)         (6,671)
   Gain on sale of assets                     543,302          70,806
      Total other income (deductions)         589,713         145,989
      Net income before taxes                 507,420          20,853
Corporate income taxes                          2,741           7,021
      Net income (loss)                   $   504,679       $  13,832
Net income (loss) per share of
common stock                              $      1.26       $     .03
Weighted average number of common shares
outstanding                                   399,830         399,830

No dividends were paid by the company during the six months ended
June 20, 1996
and 1995.

See accompanying notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)


                                                     For the six
                                                     months ended
                                                     June 30,
                                              1996           1995


Cash flows from operating activities:

    Net income (loss)                      $  504,679    $  13,832



Adjustments to reconcile net income (loss) to net cash

   provided by (used in) operating
   activities:

   Depreciation                                2,340         2,954

   Gain on sale of assets                   (543,302)      (70,806)

   Realized loss on sale of marketable
   investment securities                       -             5,358

   Unrealized loss on marketable
   investment securities                      17,151         1,313

   Change in assets and liabilities:

   Decrease (increase) in receivables         (1,567)        1,270

   Increase (decrease) in accounts
   payable and various other

    accrued expenses                           3,062        (58,474)
    Total adjustments                        (522,316)      (118,385)
     Net cash provided by (used in)
     operating activities                     (17,637)      (104,553)


Cash flows from investing activities:

  Proceeds from sale of marketable
  securities                                    -            511,358
    Net cash provided by investing
    activities                                  -            511,358

Cash used for capital expenditures:

   Sale of automobile                            5,200            -

Purchase of automobile and equipment           (13,954)         (244)
       Net cash provided by (used for)
       capital costs                            (8,754)         (244)


Cash flows from financing activities:

    Collections on note receivable              766,769        100,002

        Net increase in cash and
         cash equivalents                       740,378        506,563


Cash and cash equivalents at beginning
  of period                                   1,265,756        225,127

Cash and cash equivalents at end of
   period (note A)                           $2,006,134    $   731,690


Supplemental disclosures of cash flow
information:

  Cash paid during the period for interest   $    -        $       159

See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

(1)Basis of Presentation


     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1995 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management. The consolidated balance sheet as of December 31, 1995 has been derived from, and does not include, all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1995.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at January 1, 1994. Under Statement 115, the Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     Results of operations for the six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results of a full year.

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


________________________________________________________________

               Income (Loss) Per Share Computation

     For the six months ended June 30, 1996
_______________________________________________________________




     $ 504,679 -- 399,830                             1.26



_______________________________________________________________

     For the six months ended June 30, 1996



______________________________________________________________

     $ 13,832 -- 399,830 =                           (.03)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Financial Condition

     As a result of the Asset Sale in October 1993, previously
reported, the Company has ceased its business operations.   The
remaining note receivable from the Asset Sale, in the amount of $716,658, was paid in full in April 1996, with accrued interest.

     The Company intends to use a portion of its present cash and investment holdings (approximately $2,005,000 as of June 30, 1996, to repay certain accounts payable and to satisfy other liabilities of the Company (aggregating approximately $64,000 at June 30,
1996). The Company has no current intentions with regard to use of the remaining proceeds of the Asset Sale. The Company will consider the options it currently has available to it; namely, (i) to reinvest the proceeds, (ii) to make acquisitions of or merge with an operating business, or (iii) to liquidate the Company and distribute such proceeds.

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

           At June 30, 1996, the Company had cash and cash equivalents of approximately $2,006,000, compared to $1,293,000 of liquid assets at December 31, 1995, and had working capital of $1,961,146, compared to working capital of $1,462,195 at December 31, 1995. The Company had no commitments to acquire additional capital assets at June 30, 1996 and currently has no such commitments. The Company has no bank lines of credit or other currently available credit sources. The increase in liquid assets and working capital is attributable to the collection of the remaining note receivable from the Asset Sale, in 1996.

Operations

           As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ending June 30, 1996 and June 30, 1995.

           Net loss was $(25,192), or $(.06) per share, in the 1996 second quarter compared to net income of $42,947, or $.11 per share, in the 1995 second quarter, reflecting principally the reversal of a prior year overaccrual and a gain on the Asset Sale which were recorded in 1995 second quarter.

PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           No reports on Form 8-K have been filed during the quarter.

                                Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NEW GENERATION FOODS, INC.



                              By:   /s/ Jerome S. Flum

                                  Jerome S. Flum
                                  Chairman of the Board and
                                  Principal Financial Officer



Dated: August 14, 1996