Form 10QSB
period 1996-09-30
NEW GENERATION FOODS INC
filed 1996-11-13
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

------------------------------------------------------------------------------

                                FORM 10-QSB

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             -----------------------------------------------

                     For Quarter Ended:  September 30, 1996

                        Commission File No. 1-10825

                        NEW GENERATION FOODS, INC.

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

                               52 Barry Road
                         Scarsdale, New York 10583
-----------------------------------------------------------------
      (Former address of principal executive offices)    (Zip Code)

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

                      Yes   X          No

Common stock $.01 par value -- 399,830 shares outstanding as of September 30, 1996.
                               Page 1 of 12

PART  I - FINANCIAL INFORMATION
----  -------------------------

Item 1.  Financial statements
-------  --------------------

NEW GENERATION FOODS, INC. AND SUBSIDIARIES
-------------------------------------------

Consolidated Balance Sheets
------------------------------------------------------------------------------



                                                                 Sept.  30,              December 31,
                                                                  1996                      1995
                                 Assets                          (unaudited)              (audited)
-------------------------------------------------------          -----------              ------------

Current Assets:
     Cash and cash equivalents                                   $ 1,976,751               $ 1,265,756
     Marketable investment securities at market value                  6,273                    27,789
     Notes receivable, less deferred gain of $543,158 in 1995            -                     223,501
     Misc. Receivable                                                  1,185                       -
     Interest receivable                                                 -                       6,808
------------------------------------------------                 ------------              -----------

                Total current assets                               1,984,209                 1,523,854
------------------------------------------------                 ------------               -----------


Property, plant and equipment, at cost                                36,649                    30,816
     Less accumulated depreciation and amortization                   19,227                    18,669
-------------------------------------------------                ------------                ----------
                Net property, plant and equipment                     17,422                    12,147
-------------------------------------------------                ------------                ----------


              Total assets                                       $ 2,001,631               $ 1,536,001
--------------------------------------------------                ===========               ===========


See accompanying condensed notes to consolidated financial statements.

                                            (Continued)

NEW GENERATION FOOD, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------



                                                                 Sept. 30,            December 31,
                                                                   1996                  1995
         Liabilities and Stockholders' Equity                    (unaudited)          (audited)
         ------------------------------------                    -----------          -----------

Current liabilities:
     Accrued compensation                                        $      3,922         $    11,500
     Accrued franchise taxes                                           45,200              45,200
     Accrued expenses                                                     783               4,239
------------------------------------------------                 -------------        -----------
               Total current liabilities                               49,905              60,939
------------------------------------------------                 -------------        -----------

Stockholders' equity:
     Cumulative Convertible Voting Preferred Stock, $.01.
        par value:
           Series A (stated at liquidation value of $.75 per
              share).  Authorized 2,333,333 shares; issued and
              outstanding 2,333,333                                 1,750,000           1,750,000
           Series B (stated at liquidation value of $1.00 per
              share).  Authorized 350,000 shares; issued and
              outstanding 310,000                                     310,000             310,000
     Common stock, $.01 par value.  Authorized 25,000,000
        shares;  issued 399,830                                         3,998               3,998
     Additional paid in capital                                    22,818,930          22,818,930
     Retained deficit                                             (22,931,202)        (23,407,866)
---------------------------------------------------------         -------------       -----------
               Total stockholders equity                            1,951,726           1,475,062


Commitments and contingencies                                             -                   -
------------------------------------------------------            -------------       -----------
               Total liabilities and stockholders' equity        $   2,001,631        $ 1,536,001
----------------------------------------------------------        =============       ============


See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)
-----------------------------------------------------------------------------

                                                                          For the three
                                                                          months ended
                                                                           Sept. 30,
                                                                      1996                  1995
                                                                 -----------            --------

Net sales                                                        $    -                 $   -
Cost of sales                                                         -                     -
---------------------------------------------------              -----------            ---------
               Gross profit                                           -                     -
                                                                 -----------            ---------
Operating expenses:
      General and administrative:                                    42,231               46,888
                                                                 -----------            ---------
               Total operating expenses                              42,231               46,888
                                                                 -----------            ---------
               Operating loss                                       (42,231)             (46,888)
---------------------------------------------------              -----------           ----------

Other income (deductions):
     Interest and dividend income                                    18,594               27,802
     Net gain (loss)  on marketable investment securities            (4,378)             (38,330)
     Gain on sale of assets                                            -                  35,403
                                                                 -----------          ----------
               Total other income (deductions)                       14,216               24,875
                                                                 -----------          ----------
               Net income (loss) before taxes                       (28,015)             (22,013)
Corporate income taxes                                                 -                   -
                                                                 -----------          ----------
               Net income (loss)                                 $  (28,015)           $ (22,013)
                                                                 ===========          ==========
Net income (loss) per share of common stock                      $     (.07)           $    (.06)
Weighted average number of common shares outstanding                399,830              399,830


No dividends were paid by the company during the three-month periods ended September 30, 1996 and 1995.

See accompanying notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)
-----------------------------------------------------------------------------

                                                                       For the nine
                                                                       months ended
                                                                        Sept. 30,

                                                                     1996             1995
                                                                 ----------          ---------


Net sales                                                        $   -               $   -
Cost of sales                                                        -                   -
------------------------------------                             ------------        -----------
               Gross profit                                          -                   -
------------------------------------                             ------------        -----------
Operating expenses:
-------------------
      General and administrative:                                    124,525             153,736
-----------------------------------                              ------------        -----------
           Total operating expenses                                  124,525             153,736
-----------------------------------                              ------------        -----------
           Operating loss                                           (124,525)           (153,736)
-----------------------------------                              ------------        -----------

Other income (deductions):
     Interest and dividend income                                     79,306              84,500
     Interest expense                                                 -                     (159)
     Prior year overaccrual                                           -                  -
     Miscellaneous income                                              2,838             -
     Realized loss on sale of marketable investment security          (6,241)            (45,000)
     Unrealized  gain (loss) on  marketable investment securities    (15,276)            -
     Gain on sale of assets                                          543,302             106,209
---------------------------------------------------------------- ------------        -----------
               Total other income (deductions)                       603,929             145,550
---------------------------------------------------------------- ------------        -----------
               Net income  (loss) before taxes                       479,404              (8,186)
---------------------------------------------------------------- ------------        -----------
Corporate income taxes                                                 2,741             -
---------------------------------------------------------------- ------------        -----------
               Net income (loss)                                 $   476,663         $    (8,186)
---------------------------------------------------------------- ============        ============

Net income (loss) per share of common stock                      $      1.19         $      .(02)
---------------------------------------------------------------  ------------        ------------
Weighted average number of common shares outstanding                 399,830              399,830
---------------------------------------------------------------  ------------        ------------



No dividends were paid by the company during the nine months ended September 30, 1996 and 1995.

See accompanying notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)
-----------------------------------------------------------------------------

                                                                         For the nine
                                                                         months ended
                                                                          Sept. 30,
                                                                      1996            1995
                                                                    ---------       --------

Cash flows from operating activities:
     Net income (loss)                                              $   476,663    $    (8,186)
----------------------------------------------------------          ------------    -----------

Adjustments to  reconcile net income (loss) to net cash
  provided by (used in) operating activities:
        Depreciation                                                    3,513            4,431
        Gain on sale of assets                                       (543,302)        (106,209)
        Realized loss on sale of marketable investment securities       6,241            5,358
        Unrealized loss on marketable investment securities            15,276           39,642
        Change in assets and liabilities:
            Decrease (increase) in receivables, net of deferred gain    5,623            1,520
            Increase (decrease) in accounts payable and various other
              accrued expenses                                        (11,034)         (57,724)
-------------------------------------------------------------------- ---------      ------------
               Total adjustments                                     (523,683)        (112,982)
-------------------------------------------------------------------  ---------      ------------
               Net cash provided by (used in) operating activities    (47,020)        (121,168)
-------------------------------------------------------------------- ---------      ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                         -             968,566
                                                                      --------      -----------
               Net cash provided by investing activities                 -             968,566
-------------------------------------------------------------------   --------      -----------

Cash used for capital expenditures:
     Sale of automobile                                                 5,200              -
     Purchase of automobile and equipment                              (13,954)          (244)
-------------------------------------------------------------------   ---------     -----------
               Net cash provided by (used for) capital costs            (8,754)          (244)
------------------------------------------------------------------    ---------     -----------

Cash flows from financing activities:
      Collections on note receivable                                   766,769        150,003
                                                                      ---------     ----------
              Net cash provided by (used) in financing activities      766,769        150,003
                                                                      ---------     ----------
Net increase in cash and cash equivalents                              710,995        997,157


Cash and cash equivalents at beginning of period                     1,265,756        225,127
------------------------------------------------------------------   ----------     ----------

Cash and cash equivalents at end of period                          $1,976,751     $1,222,284
------------------------------------------------------------------   ----------    ------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                       $   -          $      159
------------------------------------------------------------------  -----------     ----------


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

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at January 1, 1994. Under Statement 115, the Company classifies its securities in one of three categories: trading, available-forsale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

         The  information   furnished  includes  all  adjustments  and  accruals
consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         Results of operations for the three-month periods ended September 30, 1996 and 1995 and the nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results of a full year.

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



                          Income (Loss) Per Share Computation
                          -----------------------------------

         For the nine months ended September 30, 1996
         --------------------------------------------------------
                 $ 476,663 / 399,830=                       1.19
         --------------------------------------------------------
         For the nine months ended September 30, 1995
         --------------------------------------------------------
                 $ (8,186) / 399,830=                       (.02)
         --------------------------------------------------------

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Financial Condition

     As a result of the Asset Sale in October 1993, previously
reported, the Company has ceased its business operations.   The
remaining note receivable from the Asset Sale, in the amount of $716,658, was paid in full in April 1996, with accrued interest.

     The Company intends to use a portion of its present cash and investment holdings (approximately $1,983,000 as of September 30, 1996, to repay certain accounts payable and to satisfy other liabilities of the Company (aggregating approximately $49,900 at September 30,
1996). The Company has no current intentions with regard to use of the remaining proceeds of the Asset Sale. The Company will consider the options it currently has available to it; namely, (i) to reinvest the proceeds, (ii) to make acquisitions of or merge with an operating business, or (iii) to liquidate the Company and distribute such proceeds.

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

           At September 30, 1996, the Company had cash and cash equivalents of approximately $1,983,000, compared to $1,293,000 of liquid assets at December 31, 1995, and had working capital of $1,934,304, compared to working capital of $1,462,195 at December 31, 1995. The Company had no commitments to acquire additional capital assets at September 30, 1996 and currently has no such commitments. The Company has no bank lines of credit or other currently available credit sources. The increase in liquid assets and working capital is attributable to the collection of the remaining note receivable from the Asset Sale, in 1996.

Operations

           As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ending September 30, 1996 and September 30, 1995.

           Net loss was $(28,015), or $(.07) per share, in the 1996 third quarter compared to a net loss of $22,013, or $.06 per share, in the 1995 third quarter, reflecting principally a decline in interest and dividend income in the 1996 third quarter and a gain on the Asset Sale which was recorded in the 1995 third quarter, offset in part by a reduced loss on marketable investment securities in the 1996 third quarter.

PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------
          A.  Exhibits

               Exhibit 27.  Financial Data Schedule

          B. No reports on Form 8-K have been filed during the quarter.

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



Dated: November 13, 1996