Form 10KSB
period 1996-12-31
NEW GENERATION FOODS INC
filed 1997-03-31
CIK 315958

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

                              ANNUAL REPORT
                 PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended                            Commission File Number
   December 31, 1996                                   0-10825

       Exact name of small business issuer as specified in its charter

                         NEW GENERATION FOODS, INC.

State or other jurisdiction of                                  IRS Employer
incorporation or organization: Nevada          Identification No.: 36-2972588

                    Address of principal executive offices:

                      45 Graham Road, Scarsdale, New York  10583
                           Telephone No.: (914) 722-2410

Securities registered pursuant to Section 12 (b) of the Act:  None

Name of each exchange on which registered:   None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES    X              NO

   Indicate  by check mark if  disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         [   ]

  The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 25, 1997 was $7,806 based on the average of the high and low bid prices of such stock on March 25, 1997 as reported by the NASD Electronic Bulletin Board Service.1

                  The number of shares outstanding of the registrant's Common Stock as of March 25, 1997 was 399,830.

--------
1Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.


                  Registrant's revenues for its most recent fiscal year were $0.

                                                      PART I

ITEM 1.           BUSINESS

                  New Generation Foods, Inc. (the "Company" or "NGF") was organized in February 1977 under the laws of the State of Nevada and adopted its present name in August 1977. The Company was engaged in the development and sale of nutritional food products until October 22, 1993, when substantially all of its assets were sold (the "Asset Sale"), as described below. As a result of the Asset Sale, the Company is no longer an operating company. During 1994, 1995 and 1996, the Company had no revenues and its income was derived from interest and dividends and gains on the sale of its assets. The Company's assets consist principally of cash, cash equivalents and marketable investment securities.

                  During the period 1982 - 1992, the Company developed a family of all natural, nutritional and dietetic food products made from high protein whole wheat utilizing its proprietary process. The Company's principal food product was Spicer'sR Hunger CrunchersTM snacks, an expanded protein high fiber food (hereinafter sometimes called "Spicer'sR"), produced with a crunchy consistency, presently in the form of small wagon wheel shapes and available in eight flavors. Spicer'sR is made from high protein whole wheat (protein content of at least 14%) utilizing an extrusion process invented by Dr. Arnold Spicer, assigned by him to the Company and patented by the Company.

THE ASSET SALE

                  As previously reported, on October 22, 1993, the Company sold substantially all of the Company's assets to American Pacific Financial Corporation ("American Pacific") for an aggregate purchase price of $2,600,000, payable $150,000 in cash at the closing and the balance in secured notes of the purchaser payable over a 30-month period. The remaining note receivable from the Asset Sale, in the amount of $716,658, was paid in full in April 1996, with accrued interest. At the closing, the Company also sold its inventory to American Pacific at cost. The inventory sale was concluded for an aggregate price of $130,500, of which $25,000 was paid to the Company at the Closing and the balance has since been paid in full.

Interest of Certain Persons and
Conflicts of Interest

                  As described more fully in Items 11 and 12 below, Jerome S. Flum, the Chairman of the Board, Chief Executive Officer and President of the Company, individually and through Flum Partners, beneficially owns 2,333,333 shares of Series A Preferred Stock and 310,000 shares of Series B Preferred Stock in addition to 150,054 shares of Common Stock. The Series A Preferred Stock has a liquidation preference of $0.75 per share and the Class B Preferred Stock has a liquidation preference of $1.00 per share. Therefore, upon liquidation of the Company, Flum Partners, of which Mr. Flum is both general partner and a limited partner, would receive, directly or indirectly, approximately $2,060,000 plus cumulative dividends, aggregating $713,700 through December 31, 1996, prior to any distributions to Common Stockholders. Flum Partners and Mr. Flum also own approximately 37.5% of the outstanding shares of Common Stock and, therefore, would be entitled to an aggregate of approximately 37.5% of such distributions to Common Stockholders. Pursuant to the Certificates of Designation of the Preferred Stock, the sale or transfer of substantially all of the assets of the Company is deemed to be a liquidation, dissolution or winding-up of the Company for purposes of determining when the liquidation preference of the holders of Preferred Stock is to be paid. Accordingly, the holders of Preferred Stock are entitled (after all debts of the Company have been paid) to receive approximately $2,060,000 plus cumulative dividends before any distribution to holders of the Common Stock. The Company does not have sufficient cash or other assets to make such payment. However, the Preferred Stockholders, including Mr. Flum, are not precluded at any time from seeking to enforce their rights to such liquidation payment prior to the Company obtaining sufficient funds, which enforcement could force the Company to seek protection under the bankruptcy laws. Alternatively, the Preferred Stockholders could seek to obtain a partial liquidation payment equal to the amount of available cash and other liquid assets of the Company (approximately $1,968,000 at December 31, 1996), without causing a bankruptcy filing, although in such event the Company's activities would be effectively terminated. There are no specific circumstances of which the Company is aware which would cause the Preferred Stockholders to seek such liquidation preference payments. However, although it is the current intention of management to apply the proceeds from the Asset Sale in a prudent manner, which may increase the potential return to the minority Stockholders, the Preferred Stockholders have not waived any legal rights to receive such payments.

Use of Proceeds; Business of the Company
Following the Asset Sale

                  The Company has made no determination with regard to use of the remaining proceeds of the Asset Sale. The Company will consider the options it currently has available to it; namely, (i) to reinvest the proceeds, (ii) make acquisitions of or merge with an operating business or (iii) liquidate the Company and distribute such proceeds.

                  In the event that the Company proposes to engage primarily in the business of investing, reinvesting or trading in securities, or otherwise reinvests the proceeds of the Asset Sale in investment securities having a value in excess of 40% of its total assets (exclusive of Government Securities, certificates of deposit and other cash items), the Company may be deemed an investment company and therefore may be required to register under and become subject to the Investment Company Act of 1940. To date the value of the Company's investment securities is well below such 40% limit.

                  In addition to considering the reinvestment of the proceeds of the Asset Sale, the Company is considering seeking a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The Company's potential attraction to someone seeking an acquisition or merger is that the Company will be a publicly held corporation. Thus, a merger or acquisition could enable the other entity to become a publicly traded corporation without experiencing the time requirements and financial expenditures usually associated with going public. Moreover, under certain circumstances it may be possible for an entity acquiring less than the controlling shareholding in the Company to utilize some or all of the remaining tax loss carry forwards of the Company in connection with the business operations of such entity. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION- Federal Tax Consequences." If the Company decides to pursue such a transaction it will encounter intense competition from other entities having similar objectives. Further, there is a large number of established and well financed entities, including venture capital firms, that have increased their merger and acquisition activities. Nearly all such entities will have significantly greater financial resources and management capabilities than the Company, and consequently the Company will be at a competitive disadvantage in identifying suitable merger or acquisition candidates and successfully concluding a proposed merger, acquisition or similar transaction.

                  To the extent the Preferred Stockholders demand payment of all or a portion of the amounts due them, the Company's ability to invest the proceeds of the Asset Sale, engage in a merger, exchange of capital stock, asset acquisition or other similar business combination will be limited, if at all possible. No such demand has as yet been received.

                  Another alternative that may be considered by the Company may be the liquidation of the Company with a distribution to its then holders of Common Stock of all assets remaining available for distribution after payment of liabilities and after having made appropriate provisions for the payment of liquidating distributions upon each class of stock having preference over the Common Stock. Since most if not all of the proceeds received from the Asset Sale will be used to satisfy required payments to the Preferred Stockholders, it is not likely that the Company will have significant assets, if any, available for distribution to minority stockholders following such required payments.

                  The Company has made no decision to do any of the foregoing, although it has had preliminary discussions with several entities relative to a potential business combination. The Company will evaluate the course of action it will take with regard to the best interests of the Company and the Company's stockholders. In the event the Company chooses to merge with another company, or liquidate the Company, it will have to obtain the approval of a majority of the voting power of the Company prior to taking such action. Such approval may not be necessary in the case of certain other business combinations, including an acquisition of stock or assets of another company. Any merger, acquisition or other business combination is likely to result in substantial dilution of the ownership interest of the current Common Stockholders in the Company.

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

Employees

                  As of March 25, 1997, the Company and its subsidiaries had one full-time employee who is its Chief Executive Officer and one part-time consultant who acts as its controller. Following the closing of the Asset Sale, substantially all of the Company's former employees became employed by American Pacific. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and had suffered no interruption in operations.

                  The Company has no retirement, pension, profit sharing or similar program in effect for its employees, but has adopted stock option plans covering its employees.

Directors and Executive Officers of the Company

                  The directors and executive officers of the Company are as follows:

                                                    Principal Occupation/
Name                              Age               Position Held with Company


Jerome S. Flum                    56                Chairman of the Board and
                                                     Chief Executive Officer

Richard J. James                  57                Director

Leslie Charm                      53                Director


                  The Company's By-Laws provide that (a) directors shall be elected to hold office until the next annual meeting of stockholders and that each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which the director was elected and until a successor has been elected, and (b) officers shall hold office until their successors are chosen by the Board of Directors, except that the Board may remove any officer at any time.

                  Jerome S. Flum has been a director of the Company since 1983. He was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. Effective December 1989, he resumed his position as President. Mr. Flum, an attorney, has been, for more than five years, the sole General Partner of Flum Partners, a New York limited partnership which was organized in 1972. Since 1995, Mr. Flum has been Chairman of China Capital Corp., a privately held consulting and management company headquartered in Bethesda, Maryland.

                  Richard J. James has been a director of the Company since April 1992. Mr. James has been a Manager of Quality Control in the
Camera Division of Polaroid Corporation since 1983.

                  Leslie Charm has been a director of the Company since September 1994. Since 1972, Mr. Charm has been a partner in the firm of Youngman & Charm, a firm specializing in assisting companies that are experiencing operating and/or financial problems. From 1977 through 1990, he was the Chairman and President of Doctor Pet Centers, Inc., a major distributor and specialty retail chain. From 1989 to the present, he has been a director of Moto Photo, Inc., a publicly-held international franchisor of imaging centers.

ITEM 2.           PROPERTIES.

                  The Company's plant and equipment were sold to American Pacific as part of the Asset Sale, and the mortgage which was granted to the Company on such assets has been discharged upon payment of the purchase price of the Tangible Property Promissory Note. The Company conducts its business operations from an office in the residence of its Chairman and does not own, lease or occupy any other property, plant or equipment.

ITEM 3.           LEGAL PROCEEDINGS.

                  In August 1985, an action was commenced against the Company by a former employee in the Circuit Court of Cook County, Illinois County Department, Law Division, alleging wrongful demotion and wrongful discharge by the Company. The plaintiff is seeking back pay for the period since her release as well as reinstatement to her position. The claim seeks damages in excess of $15,000, plus punitive damages in excess of $15,000. While this matter is still in the preliminary stages and there has been no discovery, the Company believes that it has meritorious defenses and that the ultimate outcome should not have a material adverse impact on the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                                      PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  Prior to May 11, 1993, the Common Stock of the Company was traded principally on the NASDAQ Automated Quotation System under the symbol NGEN and also on the Boston Stock Exchange under the symbol NGF.B or NGF. During the second quarter of 1993, the Company's Common Stock was delisted from both the Boston Stock Exchange and the NASDAQ Automated Quotation System. The Company's Common Stock now trades sporadically in the over-the-counter market "Bulletin Board Service." The following table sets forth the high and low closing bid quotations for the Common Stock as reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 1995 and 1996. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                    High Bid             Low Bid
                                    --------             -------

1995

         First Quarter                9/64                  3/64
         Second Quarter               9/64                  1/64
         Third Quarter                3/64                  1/64
         Fourth Quarter               1/32                  1/32



1996

         First Quarter                1/32                  1/32
         Second Quarter               1/32                  1/32
         Third Quarter                1/32                  1/32
         Fourth Quarter               1/32                  1/32

                  On March 25, 1997, there were approximately 500 registered holders of the Company's Common Stock.

                  The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future except that such dividends may be paid if the Company determines to liquidate following consummation of the Asset Sale. See "Business - The Asset Sale - Use of Proceeds; Business of the Company Following the Asset Sale." No dividends on the Series A Preferred Stock have been paid. At December 31, 1996, preferred dividends in arrears amounted to $630,000, or $.0675 per share of Series A Preferred Stock, and $83,700, or $.09 per share of Series B Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  Financial Condition

                  As a result of the Asset Sale in October 1993, previously reported, the Company has ceased its business operations. The remaining note receivable from the Asset Sale, in the amount of $716,658 was paid in full in April 1996, with accrued interest.

                  The Company intends to use a portion of its present cash and investment holdings (approximately $1,968,000 as of December 31, 1996) to repay certain accounts payable and to satisfy other liabilities of the Company (aggregating $56,311 at December 31, 1996). The Company has made no determination with regard to use of the remaining proceeds of the Asset Sale. The Company will consider the options it currently has available to it; namely,
(i) to reinvest the proceeds, (ii) to make acquisitions of or merge with an operating business, or (iii) to liquidate the Company and distribute such proceeds.

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

                  In addition to considering the reinvestment of the proceeds of the Asset Sale, the Company is considering seeking a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The Company's potential attraction to someone seeking an acquisition or merger is that the Company will be a publicly held corporation. Thus, a merger or acquisition could enable the other entity to become a publicly traded corporation without experiencing the time requirements and financial expenditures usually associated with going public. Moreover, under certain circumstances it may be possible for an entity acquiring less than the controlling shareholding in the Company to utilize some or all of the remaining tax loss carry forwards of the Company in connection with the business operations of such other entity. See "Federal Tax Considerations." If the Company decides to pursue such a transaction it will encounter intense competition from other entities having similar objectives. Further, there is a large number of established and well financed entities, including venture capital firms, that have increased their merger and acquisition activities. Nearly all such entities will have significantly greater financial resources and management capabilities than the Company, and consequently the Company will be at a competitive disadvantage in identifying suitable merger or acquisition candidates and successfully concluding a proposed merger, acquisition or similar transaction.

                  To the extent the Preferred Stockholders, with respect to their liquidation preference, including accrued dividends, on the

Series A and Series B Preferred Stock owned by them, as previously reported, demand payment of all or a portion of the amounts due them, the Company's ability to invest the proceeds of the Asset Sale, engage in a merger, exchange of capital stock, asset acquisition or other similar business combination will be limited, if at all possible. No such demand has as yet been received.

                  Another alternative that may be considered by the Company may be the liquidation of the Company with a distribution to its then holders of Common Stock of all assets remaining available for distribution after payment of liabilities and after having made appropriate provisions for the payment of liquidating distributions upon each class of stock having preference over the Common Stock. Since most of the proceeds received from the Asset Sale will be used to satisfy required payments to the Preferred Stockholders, it is not likely that the Company will have significant assets, if any, available for distribution to minority stockholders following such required payments.

                  The Company has made no decision to do any of the foregoing, although it has had preliminary discussions with several entities relative to a potential business combination. The Company will evaluate the course of action it will take with regard to the best interests of the Company and the Company's stockholders. In the event the Company chooses to merge with another company, or liquidate the Company, it will have to obtain the approval of a majority of the voting power of the Company prior to taking such action. Such approval may not be necessary in the case of certain other business combinations, including an acquisition of stock or assets of another company.

                  Proceeds received from the Asset Sale not immediately required for the purposes set forth above are being invested as management of the Company deems prudent, which may include, but will not be limited to, certificates of deposit, mutual funds, money-market accounts, stock, options, bonds or United States Government or municipal securities, provided, however, that the Company will attempt to invest the net proceeds in a manner which will not result in the Company being deemed to be an investment company under the Investment Company Act of 1940. In this regard, while the foregoing investments are intended to be temporary (i.e. for the period during which the Company is determining its future course of action with regard to the business or liquidation of the Company), any such investments deemed by the Securities and Exchange Commission not to be temporary, may result in the Company being required to register as an investment company. The Company believes that to the extent a significant portion of such proceeds is not used in evaluating prospective business options, the interest income thereon should be sufficient to defray continuing general and administrative expenses, as well as costs relating to compliance with securities laws and regulations.

                  At December 31, 1996, the Company had cash, cash equivalents and other liquid assets of $1,968,823, compared to $1,293,545 of liquid assets at December 31, 1995, and had working capital of $1,929,786, compared to working capital of 1,462,915 at December 31, 1995. The Company has no bank lines of credit or other currently available credit sources. The increase in liquid assets and working capital is due principally to the receipt in April 1996 of the $716,658 final installment from the Asset Sale.

Operations

                  1996 vs. 1995 and 1995 vs. 1994

                  As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the fiscal years ended December 31, 1994, December 31, 1995 and December 31, 1996.

                  In the years ending December 31, 1995 and December 31, 1996, the Company recognized $141,722 and $543,158, respectively, representing the balance of the total gain of $1,849,736 on the Asset Sale.

                  Net loss for the year ended December 31, 1995 was ($3,573) or ($.01) per share, reflecting increased selling, general and administrative expenses, an increased loss on investments for the year and income taxes attributable to Federal alternative minimum and New York State tax, in excess of interest and dividend income on the Company's liquid assets and the portion of the gain on the Asset Sale which was recognized in the year. The increase in selling, general and administrative expenses in 1995 (which are now the only expenses being incurred by the Company), reflected the payment to the Chairman of $34,622 of salary which had been deferred from 1994. The reduction in net income from 1994 principally reflected the recording of the major portion of the gain on the Asset Sale in 1994.

                  Net income for the 1996 year was $471,385, or $1.18 per share, reflecting interest and dividend income on the Company's liquid assets and the portion of the gain on the Asset Sale which was recognized in the year, in excess of selling, general and administrative expenses, including the Chairman's compensation expense.


Statement of Financial Accounting Standards No. 115

                  The marketable investment securities at December 31, 1994 must be accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective January 1, 1994. SFAS 115 requires the classification of debt and equity securities into one of three following categories:

                  Held-to-Maturity-includes investments which the Company has the positive intent and ability to hold until maturity. Such investments are measured at amortized cost.

                  Trading Securities - includes investments in securities purchased and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses are included in income.

                  Available-for-Sale - includes investments in securities not classified as held-to-maturity or trading. Unrealized holding gains and losses are reported as a net amount as a separate component of stockholders' equity until realized.

                  Marketable investment securities, which consist of options and warrants, are all classified as trading securities.

Federal Tax Considerations

                  The Company has available net operating loss carry-forwards ("NOLs") which may be used to reduce its Federal income tax liability. However, provisions contained in the Internal Revenue Code of 1986, as amended (the "Code"), may impose substantial limitations upon the Company's ability to utilize its NOLs. For example, the Company may be subject to the so-called "alternative minimum tax" which does not always permit full utilization of NOLs otherwise available. In connection with the sale of assets to American Pacific, the Company's NOLs may only be used to offset a maximum of 90% of alternative minimum taxable income, which resulted in a Federal tax liability of approximately $6,600 in 1994, which was recorded in 1995.

                  In addition, limitations imposed by Section 382 of the Code upon the availability of NOLs would apply if certain changes were to occur in ownership of the Company. Thus, the Company's utilization of its carry-forwards in the future may be deferred and/or reduced if the Company undertakes further equity financings or if certain other changes occur in the ownership of the Common Stock. Finally, if the Company becomes an investment company subject to the Investment Company Act of 1940, it will no longer be entitled to a deduction for NOLs. For information regarding the amounts and expiration dates of the Company's NOLs, see Note 4 to the Company's Consolidated Financial Statements.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The financial statements and financial statement schedules of the Company as of and for the years ended December 31, 1996 and 1995, together with the report of Clifton Gunderson L.L.C. independent auditors, are set forth at pages F-1 to F-17 of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  Pursuant to General Instruction E(3) for Form 10-KSB, the information required by this Item 9 is contained in Part I above and incorporated herein by reference, except that the information required by Item 405 of Regulation S-B is set forth below.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                  To the Company's knowledge, based solely on representations received from the officers and directors and greater than 10% shareholders, all
Section 16(a) filing requirement reports were made on a timely basis.

ITEM 10.          EXECUTIVE COMPENSATION.

Cash Compensation of Executive Officers

                  The table set forth below shows the cash compensation paid for services in all capacities to the Company's Chief Executive Officer during the three years indicated.

                                                     Annual Compensation
                                                     -------------------
Name and Principal Position                          Year         Salary
---------------------------                          ----         ------

Jerome S. Flum                                       1996         $121,506
  President and Chief                                1995         $119,856(2)
  Executive Officer                                  1994         $425,490(1)

------------------


(1) Includes $334,603 paid upon Asset Sale pursuant to Employment
Agreement and $34,622 of salary for 1994 which had been deferred by the Company. See "Certain Relationships and Related Transactions-
Related Party Transactions".

(2) Excludes $34,622 of salary for 1994 which had been deferred by the Company and paid in 1995. See note (1) above.

Directors' Fees

                  Directors and committee members generally serve as such without compensation, except that commencing September 1994, non-employee directors receive $450 for each Board of Directors meeting attended, up to a maximum payment of $1,800 per Director per calendar year. In addition, non-qualified stock options or stock appreciation rights have been granted from time to time to current and former directors pursuant to the 1985 SAR and Non-Qualified Option Plan, as amended (the "1985 Plan"), of the Company. See "Compensation Pursuant to Stock Option Plans".

Compensation Pursuant to Stock Option Plans

                  During the period January 1, 1995 through December 31, 1996, no options were granted to executive officers or employees of the Company and no options held by executive officers or employees were exercised.

                  No options were granted to all current directors other than executive officers as a group (two persons) or to Dr. Spicer, who died in 1995.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The following table sets forth information concerning the only persons known to the Company to own beneficially more than 5% of the Common Stock or more than 5% of the Series A Preferred Stock or Series B Preferred Stock as of March 25, 1997. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares.

                                             Amount and Nature of
                                            Beneficial Ownership of                            Percent of
                                            -----------------------                            ----------
                                                                      Preferred                                   Preferred
                                                                       Stock                                       Stock
                                                                       Series A                                    Series A
                                            Common                        -                      Common               -
Beneficial Owners                           Stock                      Series B                  Stock(1)          Series B
-----------------                           -----                      --------                  --------          --------

Flum Partners (2)                           138,845(3)                 2,333,333(3)              27.7%             100%
c/o Jerome S. Flum                                                       310,000(3)                                100%
45 Graham Road
Scarsdale, New York 10583


Jerome S. Flum                              252,070(2)                 2,333,333(3)(4)           50.2%             100%
45 Graham Road                                     (3)(4)                310,000(3)                                100%
Scarsdale, New York 10583


All officers and
directors as a group
(3 persons)                                 255,320(2)                 2,333,333(3)              50.5%             100%
                                                   (3)(4)(5)             310,000(3)                                100%


(1) Percent of class is based on 399,830 shares of Common Stock outstanding as of March 25, 1997, plus the number of shares described in note (4) below in the case of Flum Partners, Jerome S. Flum and Flum Partners/Jerome S. Flum, as a group, and such total plus the number of shares described in note (5) below in the case of all officers and directors as a group.

(2) The sole general partner of Flum Partners is Jerome S.Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Because the shares of Series A Preferred Stock and Series B Preferred Stock are immediately convertible by the record owner at its option into 89,914 and 12,102 shares of Common Stock, respectively, and pending such conversion are entitled to 89,914 and 12,102 votes, respectively, the shares of Series A Preferred Stock and Series B Preferred Stock are also counted as 89,914 and 12,102 shares of Common Stock.

(4) Includes 138,845 shares of Common Stock (36,829 shares of Common Stock and 2,333,333 shares of Series A Preferred Stock and 310,000 shares of Series B Preferred Stock, convertible into a total of 102,016 shares of Common Stock) owned beneficially by Flum Partners which are also deemed to be owned beneficially by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 252,070 shares of Common Stock, or 50.2% of the outstanding shares of Common Stock, and all of the 2,333,333 shares of Series A Preferred Stock and 310,000 shares of Series B Preferred Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act").

(5) Includes non-qualified stock options to purchase 3,250 shares held by two directors. Excludes shares and options owned by Dr. Spicer, who died during 1995.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

                  On December 27, 1988, Flum Partners purchased 2,333,333 shares of Series A Preferred Stock of the Company and on August 21, 1989, Flum Partners purchased 310,000 shares of Series B Preferred Stock from the Company.

                  Under the terms of the Series A Preferred Stock, each share thereof is convertible into .0297625 shares of Common Stock at the option of the holder at any time (based on a formula using a conversion price of $25.20 per share, as adjusted) plus an amount of Special Conversion Shares, calculated on June 1, 1989 and on each June 1 thereafter through June 1, 1992, and thereafter, at the option of a majority of the holders as set forth below, through December 1, 1995, based on an amount per share of Series A Preferred Stock of $0.0675 per annum, divided by the conversion price then in effect; has a liquidation preference, on a ratable basis with the Series B Preferred Stock, of $.75 per share; is entitled to cash dividends, on a ratable basis with the Series B Preferred Stock, commencing June 1, 1992, at the annual rate of $0.0675 per share, which shall be cumulative, provided that each year until December 1, 1995, at the option of the holders of a majority of the Series A Preferred Stock, such holders may elect, in lieu of the dividends, to cause the Company to increase the Special Conversion Shares in the annual amounts described above, plus, in the event a dividend is paid on the Common Stock, a special dividend on any Special Conversion Shares, in the amount of the Common Stock dividend which would be payable if such Special Conversion Shares had been converted on the record date; and has an immediate and continuing right of registration under the Securities Act of 1933, as amended (the "Act").

                  Under the terms of the Series B Preferred Stock, each share thereof is convertible into .0294125 share of Common Stock at the option of the holder at any time (based on a formula using an initial conversion price of $34.00 per share, as adjusted) plus an amount of Special Conversion Shares, calculated on June 1, 1990 and on each June 1 thereafter through June 1, 1993, and thereafter, at the option of a majority of the holders as set forth below, through December 1, 1996, based on an amount per share of Series B Preferred Stock of $.09 per annum, divided by the conversion price per share then in effect; has a liquidation preference, on a ratable basis with the Series A Preferred Stock, of $1.00 per share; is entitled to cash dividends, on a ratable basis with the Series A Preferred Stock, commencing June 1, 1993, at the annual rate of $.09 per share, which shall be cumulative, provided that each year until December 1, 1996, at the option of the holders of a majority of the Series B Preferred Stock, such holders may elect, in lieu of dividends, to cause the Company to increase the Special Conversion Shares in the annual amounts described above, plus, in the event a dividend is paid on the Common Stock, a special dividend on any Special Conversion Shares, in the amount of the Common Stock dividend which would be payable if such Special Conversion Shares had been converted on the record date; and has an immediate and continuing right of registration under the Act.

                  The number of shares issuable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock and the conversion prices thereof are subject to adjustment upon the occurrence of certain events, including the issuance or sale of additional shares of Common Stock, or options, warrants or rights therefor, at an effective price lower than the respective conversion prices or 80% of the market price of the Common Stock, whichever is lower. Pursuant to the foregoing adjustment provisions, the conversion prices of the Series A Preferred Stock and the Series B Preferred Stock were adjusted to reflect the sale to Mr. Flum of Common Stock at prices lower than the respective conversion prices then in effect. Based on the adjusted conversion price of $25.20 and after giving effect to the calculation of Special Conversion Shares, the Series A Preferred Stock is currently convertible into 89,914 shares of Common Stock. Based on the adjusted conversion price of $34.00 and after giving effect to the calculation of the Special Conversion Shares, the Series B Preferred Stock is currently convertible into 12,102 shares of

Common Stock.

                  Pursuant to the terms of the Series A Preferred Stock and the Series B Preferred Stock, the Asset Sale is deemed to be a liquidation, dissolution or winding up of the Company. Accordingly, Flum Partners is entitled to receive approximately $2,060,000 plus cumulative dividends in the amount of $713,700 (after all debts of the Company have been paid) before any distribution to holders of Common Stock. The Company does not have sufficient cash or other assets to make such payment. See "Business-Sale of Assets-Interest of Certain Persons and Conflicts of Interest".

Related Party Transactions

                  The Company entered into an employment agreement with Mr. Flum, effective as of July 1, 1992. The employment agreement provides for Mr. Flum to serve as the Chairman and Chief Executive Officer of the Company until June 30, 1999, unless sooner terminated by the Company for cause, or upon death or permanent disability. Mr. Flum will be entitled to a base salary of $112,000 per year, increasing to $135,000 immediately following the achievement by the Company of a pre-tax operating profit for any fiscal year, with the foregoing salary levels to be increased each year based on increases in the Consumer Price Index. Mr. Flum will be entitled to a bonus based on a percentage of annual net pre-tax profits for each year. Mr. Flum is entitled to participate in all employee benefit plans made available by the Company to its other executive officers, as well as the use of an automobile and coverage under a policy of disability income insurance, as and when the Company's cash flow is sufficient to defray the premium cost thereof. Pursuant to such employment agreement, upon the occurrence of a change in control of the Company, Mr. Flum will be entitled to receive a lump sum payment equal to three times his current annual base salary, but not to exceed any amount which the Company shall be entitled to deduct as a compensation expense under the Code. A change of control of the Company shall be deemed to have occurred if (1) a third person acquires shares of the Company having twenty-five percent or more of the total number of votes that may be cast for the election of directors of the Company, (2) a merger or consolidation of the Company with another corporation shall occur, unless the Company shall be the surviving entity, (3) a sale of all or substantially all of the Company's assets shall be made, or (4) the composition of a majority of the Board of Directors of the Company shall change under certain circumstances.

                  Following the Asset Sale, the amount of $334,603, which was accrued in 1993, was paid to Mr. Flum in 1994 as the lump-sum payment due him under the Employment Agreement. See "Business-Sale of Assets-Interest of Certain Persons and Conflict of Interest."

                  Effective July 1, 1992, through September 1994, Mr. Flum had voluntarily agreed to a temporary reduction in his base salary to $110,000 per year and, since April, 1992, to a further temporary reduction at the rate of $1,500 per month ($300 per month effective November 1992) to offset the fees and salary paid to Barbara
Schwartz.   Effective October 1, 1994, Ms. Schwartz is no longer
employed by the Company. Effective January 1, 1996, Mr. Flum's current annual base salary is $121,506 per year.



                                                      PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         3-A      -        Copy of the Company's Restated Articles of
                           Incorporation. (1)
         3-B      -        Copy of the Company's Certificate of Amendment to
                           the Articles of Incorporation, dated August 31,
                           1987. (2)
         3-C      -        Copy of the Company's By-Laws as amended April 27,
                           1987. (2)
         3-D      -        Certificate of Designations for Series A Preferred
                           Stock, together with Certificate of Amendment
                           thereto and Second Certificate of Amendment
                           thereto. (3)
         3-E      -        Certificate of Designations for Series B Preferred
                           Stock. (4)
         10-A     -        Copy of Company's 1992 Stock Option Plan.(7)
         10-B     -        Copy of Company's 1985 SAR and Non-Qualified Stock
                           Option Plan. (3)
         10-C     -        Copy of Employment Agreement dated as of July 1,
                           1992 between the Company and Jerome Flum.(7)
         10-D     -        Copy of 1988 Amendments to Company's 1985 SAR and
                           Non-qualified Stock Option Plan. (5)
         10-E     -        Letter Agreement dated November 12, 1990 by and
                           between New Generation Foods, Inc. and Jerome S.
                           Flum. (6)
         10-F     -        Letter Agreement dated November 27, 1990 by and
                           between New Generation Foods, Inc. and Jerome S.
                           Flum. (6)
         10-G     -        Registration Rights Agreement dated November 12,
                           1990 by and between New Generation Foods, Inc. and
                           Jerome S. Flum. (6)
         11       -        Statements regarding computation of per share
                           earnings.
         22       -        Subsidiaries of the Company.

                  Exhibits as indicated above are not included with the Form 10-KSB. They are available upon request and payment of a reasonable fee approximating the Registrant's cost of providing and mailing the exhibits. Inquiries should be directed to:

                                            New Generation Foods, Inc.
                                     Office of the President (10-KSB Exhibits)
                                                  45 Graham Road
                                            Scarsdale, New York  10583


         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during 1996.

(1)      Filed as an Exhibit to Registrant's Registration Statement on
         Form S-18 (File No. 1-67055C) and incorporated herein by
         reference thereto.
(2)      Filed as an Exhibit to Registrant's  Annual Report on Form 10-K for the
         fiscal  year  ending   December  31,  1988  (File  No.  0-  10825)  and
         incorporated herein by reference thereto.
(3)      Filed as an Exhibit to Registrant's Registration Statement on
         Form S-2 (File No. 33-17446) and incorporated herein by
         reference.
(4)      Filed as an Exhibit to Registrant's Registration Statement on
         Form S-8 (File No. 33-17446) filed October 25, 1989 and
         incorporated herein by  reference.
(5)      Filed as an Exhibit to Registrant's  Annual Report on Form 10-K for the
         fiscal  year  ending   December   31,  1989  (File  No.   0-10825)  and
         incorporated herein by reference thereto.
(6)      Filed as an Exhibit to Registrant's Post-Effective Amendment
         No. 3 to Registration Statement on Form S-3 filed November 15,
         1991 (File No. 33-17446) and incorporated herein by reference thereto.
(7)      Filed as an Exhibit to Registrant's Annual Report on Form
         10-KSB for the fiscal year ending December 31, 1992 (File No.
         0-10825) and incorporated herein by reference thereto.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE

INDEPENDENT AUDITOR'S REPORT............................................F-2


FINANCIAL STATEMENTS

         Consolidated Balance Sheets - December 31, 1996 and 1995.......F-3

         Consolidated Statements of Operations - Years Ended
              December 31, 1996 and 1995................................F-5

         Consolidated Statements of Stockholders' Equity - Years Ended
              December 31, 1996 and 1995................................F-6

         Consolidated Statements of Cash Flows - Years Ended
              December 31, 1996 and 1995................................F-8

         Notes to Consolidated Financial Statements -
              December 31, 1996 and 1995................................F-9

                          Independent Auditor's Report

The Board of Directors and Stockholders
New Generation Foods, Inc.

We have audited the accompanying consolidated balance sheets of New Generation Foods, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Generation Foods, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


CLIFTON GUNDERSON L.L.C.


Peoria, Illinois
March 17, 1997

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS




                                                                                       1996              1995
                                                                                       ----              ----

CURRENT ASSETS
     Cash and cash equivalents                                                    $    1,963,394   $    1,265,756
     Marketable investment securities, at market value                                     5,429           27,789
     Notes receivable, less deferred gain of $543,158
         in 1995 (Note 1)                                                                     -           223,501
     Interest receivable                                                                  16,090            6,808
     Other receivables                                                                     1,184               -
                                                                                       ----------       ----------

                  Total current assets                                                 1,986,097        1,523,854
                                                                                       ---------        ----------


EQUIPMENT, at cost (Note 3)                                                               36,649           30,816
     Less accumulated depreciation                                                        19,988           18,669
                                                                                       ----------       ----------
                  Net equipment                                                           16,661           12,147
                                                                                       ----------       ----------





TOTAL ASSETS                                                                      $    2,002,758    $    1,536,001
                                                                                  ==============    ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          1996              1995
                                                                          ----              ----

CURRENT LIABILITIES
     Accrued franchise taxes                                              $  45,200       $  45,200
     Accrued compensation                                                    10,125          11,500
     Accrued expenses                                                           986           4,239
                                                                            -------        --------
                  Total current liabilities                                  56,311          60,939
                                                                            -------        --------

STOCKHOLDERS' EQUITY (Notes 5 and 6)
     Cumulative Convertible Voting Preferred Stock, $.01
         par value:
         Series A (stated at liquidation value of $.75 per
              share).  Authorized 2,333,333 shares; issued
              and outstanding 2,333,333                                   1,750,000       1,750,000
         Series B (stated at liquidation value of $1.00 per
              share).  Authorized 350,000 shares; issued and
              outstanding 310,000                                           310,000         310,000
     Common stock, $.01 par value.  Authorized 25,000,000
         shares; issued and outstanding 399,830                               3,998           3,998
     Additional paid-in capital                                          22,818,930      22,818,930
     Retained deficit                                                   (22,936,481)    (23,407,866)
                                                                        ------------    ------------
                  Total stockholders' equity                              1,946,447       1,475,062
                                                                        ------------     -----------


TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                             $ 2,002,7580     $1,536,001
                                                                        ============     ===========


 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1996 and 1995




                                                                                   1996             1995
                                                                                   ----             ----

OPERATING EXPENSES
     Selling, general, and administrative                                        $   36,583        $   25,892
     Chairman's compensation expense                                                121,506           154,478
                                                                                   --------          --------
                  Total operating expenses                                          158,089           180,370
                                                                                   --------          --------
                  Operating loss                                                   (158,089)         (180,370)
                                                                                   --------          --------

OTHER INCOME (DEDUCTIONS)
     Interest and dividend income                                                   105,972           116,158
     Interest expense                                                                    -               (160)
     Gain on sale of assets (Note 1)                                                543,158           141,722
     Loss on investments                                                            (22,373)          (71,105)
     Miscellaneous                                                                    2,982              (110)
                                                                                    -------           --------
                                                                                    629,739           186,505
                                                                                    -------           --------
                  Income before income taxes                                        471,650             6,135


INCOME TAXES (Note 4)                                                                   265             9,708
                                                                                    -------           --------

NET INCOME (LOSS) $                                                                 471,385     $      (3,573)
                                                                                    ========         ==========

NET INCOME (LOSS) PER SHARE                                                        $   1.18     $        (.01)
                                                                                     =======         ==========

AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                                    399,830           399,830
                                                                                   =========         =========


These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1996 and 1995


                                                                                          Preferred Stock
                                                                                          ---------------
                                                                                          Series A
                                                                                          --------


                                                                                       Shares           Amount
                                                                                       ------           ------

BALANCE AT DECEMBER 31, 1994                                                           2,333,333   $     1,750,000

     Net loss for year ended December 31, 1995                                                -                 -
                                                                                      -----------        ---------

BALANCE AT DECEMBER 31, 1995                                                           2,333,333         1,750,000

     Net income for year ended December 31, 1996                                              -                 -
                                                                                      -----------        ---------

BALANCE AT DECEMBER 31, 1996                                                           2,333,333   $     1,750,000
                                                                                      ===========        ==========


(continued on next page F-7)



         Preferred Stock                                       Additional          Retained        Total
         ---------------                                       ----------           --------       -----
         Series B                     Common Stock              Paid-in            Earnings        Stockholders'
         --------                     ------------              -------            --------        -------------
         Shares        Amount          Shares       Amount      Capital            (Deficit)       Equity
         ------        ------          ------       ------      -------            ---------       ------
(cont'd)
         310,000     $  310,000       399,830       $  3,998    $22,818,930       $ (23,404,293)  $ 1,478,635

            -              -             -              -              -                 (3,573)       (3,573)
         --------       -------       --------        -------    -----------         ----------     ---------

         310,000        310,000       399,830          3,998     22,818,930         (23,407,866)    1,475,062

            -              -             -              -              -                471,385       471,385
         --------       -------       --------        -------    -----------         ----------     ---------

         310,000     $  310,000       399,830      $   3,998    $22,818,930       $ (22,936,481)  $ 1,946,447
         ========     =========       ========        =======    ===========        ===========     ==========




    These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995



                                                                                   1996         1995
                                                                                   ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $  471,385      $   (3,573)
     Adjustments to reconcile net income (loss) to net cash                        --------       ---------
         provided by (used in) operating activities:
         Depreciation                                                                4,274           5,908
         Loss on sale of marketable investment securities                           61,077           5,358
         Unrealized holding (gains) losses on marketable investment
              securities                                                           (38,704)         65,747
         Proceeds from sale of marketable investment securities                        (13)      1,002,120
         Purchase of marketable investment securities                                  -           (37,213)
         Gain on sale of assets                                                   (543,158)       (141,722)
         Gain on sale of fixed assets                                                  (34)              -
         Change in assets and liabilities:
              Increase in receivables                                               10,466)         (1,205)
              Decrease in accounts payable, accrued compensation,
                  accrued expenses, and other current accruals                      (4,628)         (30,867)
                                                                                    -------         --------
                  Total adjustments                                                531,652)         868,126
                                                                                   --------         --------
                  Net cash provided by (used in) operating activities              (60,267)         864,553
                                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                          (13,954)              -
     Proceeds from notes receivable                                                766,659          200,004
     Proceeds from sale of fixed assets                                              5,200               -
                                                                                   --------         --------
                  Net cash provided by investing activities                        757,905          200,004
                                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes payable                                                -           (23,928)
                                                                                    -------         --------
                  Net cash used in financing activities                                 -           (23,928)
                                                                                    -------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          697,638        1,040,629


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,265,756          225,127
                                                                                 ---------          --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $1,963,394      $ 1,265,756
                                                                                ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
     Cash paid during the year for interest                                     $       -       $       160
                                                                                 ==========      ===========
     Cash paid during the year for taxes                                        $      265      $     9,708
                                                                                 ==========      ===========


 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 1 - BASIS OF PRESENTATION AND SALE OF OPERATING ASSETS

The consolidated financial statements include the accounts of New Generation Foods, Inc. and its wholly owned subsidiaries, Spicers International, Inc. and NGF Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manufactured a food product from expanded whole wheat, which was its only line of business, until October 22, 1993 when substantially all of the operating assets of the Company were sold as described below. As a result, the Company is no longer an operating company.

On October 22, 1993, the Company sold substantially all of the Company's assets (Asset Sale) to American Pacific Financial Corporation (American Pacific) for an aggregate purchase price of $2,600,000 payable $150,000 at the closing and the balance in secured notes of the purchaser as described below. The Company also sold its inventory to American Pacific at its cost of $130,509.

The total gain on the Asset Sale was $1,849,736 of which $1,306,578 had been recognized at December 31, 1995. The deferred gain of $543,158 at December 31, 1995 was offset against the notes receivable and was recognized during 1996 as the remaining balance of the notes receivable was collected.

Components of the notes receivable entered into October 22, 1993, which required monthly payments of interest at 6 percent per annum, were as follows:

Note receivable of $55,509 at December 31, 1993 for the sale of inventory, plus accrued interest, was paid April 22, 1994.

Note receivable of $1,300,000 at December 31, 1993 for the sale of property, plus accrued interest, was paid May 9, 1994.

Note receivable of $766,659 and $966,663 at December 31, 1995 and 1994, respectively, for the sale of intangible assets required monthly payments of principal in the amount of $16,667, plus interest, through February 1996. The scheduled unpaid balance of $716,658, plus accrued interest, was received on April 9, 1996. The note receivable was secured by the sold intangible assets and by certain real estate parcels of the purchaser.

A summary of notes receivable at December 31, 1995 follows:

1995:
     Notes receivable                     $     766,659
     Deferred gain                             (543,158)
                                               ---------
Net notes receivable                      $     223,501
                                               =========

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Use of Estimates in Preparing Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)    Equipment

Equipment is stated at cost. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets.

(c)    Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each year. The computation excludes the common stock equivalents consisting of stock options because their inclusion would have had an antidilutive effect. The cumulative convertible voting preferred stocks are not considered common stock equivalents.

(d)    Cash Equivalents

The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less to be cash equivalents.

(e)    Marketable Investment Securities

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) effective January 1, 1994. SFAS 115 requires the classification of debt and equity securities into one of the three following categories:

       Held-to-maturity - includes investments which the Company has the positive intent and ability to hold until maturity. Such investments are measured at amortized cost.

       Trading securities - includes investments in securities purchased and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses are included in income.

       Available-for-sale - includes investments in securities not classified as held-to-maturity or trading. Unrealized holding gains and losses are reported as a net amount as a separate component of stockholders' equity until realized.

Marketable investment securities, which consist of options and warrants, are all classified as trading securities.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)    Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns. Deferred tax assets are recognized for temporary differences that will be deductible in future years' tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.


NOTE 3 - EQUIPMENT

A summary of equipment at December 31 follows:

                                                      1996          1995
                                                      ----          ----
Office furniture and equipment                  $    22,695    $   22,695
Automobile                                           13,954         8,121
                                                     ------        ------
                                                $    36,649    $   30,816
                                                     =======       =======
Useful lives of assets for financial statement purposes are 3 years for automobile and 5 years for office furniture and equipment.


NOTE 4 - INCOME TAXES

Components of income tax expense are as follows:

                                         Federal        State         Total
                                         -------        -----         -----
1996:
     Current                         $       -     $      265     $      265
     Deferred                                -             -              -
                                         -------        ------        -------
Total                                $       -     $      265     $      265
                                         =======        ======        =======
1995:
     Current                         $    6,600    $    3,108     $    9,708
     Deferred                                -             -              -
                                         -------        ------        -------
Total                                $    6,600    $    3,108     $    9,708
                                         =======       =======        =======

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 4 - INCOME TAXES (CONTINUED)

The actual tax expense for 1996 and 1995 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income (loss) before income taxes) as follows:



                                                                                      1996           1995
                                                                                      ----           ----

Computed "expected" tax expense                                                       $ 160,361      $  2,086
Surtax benefit                                                                             -           (1,166)
Expiration of net operating loss carryforward                                           457,161       407,281
Expiration of investment tax carryforward                                                12,147         8,090
Underaccrual of prior year taxes                                                            265         9,708
Decrease in valuation allowance                                                        (629,669)     (417,129)
Other                                                                                      -              838
                                                                                       --------      --------
Income tax expense                                                                    $     265      $  9,708
                                                                                       ========      =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                                                      1996           1995
                                                                                      ----           ----

Deferred tax assets:
     Net operating loss carryforwards                                             $  6,092,344    $ 6,696,707
     Investment tax credit carryforwards                                                64,648         76,795
     Unrealized loss on marketable investment securities                                11,049         24,208
     Alternative minimum tax carryforward                                                6,002          6,002
                                                                                     ---------      ---------
                  Total gross deferred tax assets                                    6,174,043      6,803,712

Less valuation allowance                                                            (6,174,043)    (6,803,712)
                                                                                     ---------      ----------
Net deferred tax assets                                                           $       -      $        -
                                                                                   ===========    ============

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $629,669 and $417,129, respectively.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 4 - INCOME TAXES (CONTINUED)

At December 31, 1996, the Company has net operating loss carryforwards as follows which are available to offset future federal taxable income, if any, through 2008. The Company also has investment tax credit carryforwards as follows which are available to reduce future federal income taxes, if any, through 2000.

                     Net                      Investment             Year of
               Operating Loss                 Tax Credit            Expiration
               --------------                 ----------            ----------

              $     1,920,000               $    14,000                1997
                    2,238,000                    32,000                1998
                    2,332,000                    25,000                1999
                    3,436,000                    28,000                2000
                    1,750,000                      -                   2001
                    1,434,000                      -                   2002
                    1,512,000                      -                   2003
                    1,131,000                      -                   2004
                      805,000                      -                   2005
                      547,000                      -                   2006
                      574,000                      -                   2007
                      238,000                      -                   2008
                   ----------                  --------
              $    17,917,000               $    99,000
                   ==========                  =========

NOTE 5 - PREFERRED STOCK

During 1987, 5,000,000 shares of preferred stock $.01 par value, were authorized by the stockholders.

The sale or transfer of substantially all of the assets of the Company is deemed to be a liquidation, dissolution or winding-up of the Company for the purposes of determining when the liquidation preference of the holders of the Series A and Series B Preferred Stock is to be paid. Accordingly, upon consummation of the Asset Sale, the holders of the Preferred Stock are entitled to receive preference in liquidation before any distribution to the holders of the common stock.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 5 - PREFERRED STOCK (CONTINUED)

(a)    Series A Preferred Stock

During 1988, 2,333,333 shares of Series A Cumulative Convertible Voting Preferred Stock (Series A Preferred Stock) were authorized and issued. Each share of the Series A Preferred Stock is convertible into .0297625 common shares based upon a ratio utilizing a conversion price of $25.20 per share, as adjusted, plus an amount of Special Conversion Shares, calculated each June 1 through June 1, 1992, based on an amount per share of Series A Preferred Stock of $0.0675 per annum, divided by the then conversion price. The conversion price was $25.20 at June 1, 1996 and 1995. The conversion price is subject to adjustment in certain events, including the issue or sale of common stock for a consideration per share less than the lesser of the conversion price or 80 percent of the market price immediately prior to such issue or sale (except for Series A Preferred Stock conversion, exercise of warrants, options, or similar rights outstanding on the date the Series A Preferred Stock was issued). At December 31, 1996, the Series A Preferred Stock is convertible in the aggregate into 89,914 shares of common stock. The Series A Preferred Stock has a liquidating preference of $.75 per share and shall be entitled to no further payments or distributions after the payment of all declared but unpaid or cumulative dividends with respect to such shares of Series A Preferred Stock.

Each share of Series A Preferred Stock has voting rights equal in all respects to those of the common stock into which the Series A Preferred Stock is convertible on the record date for the vote in question.

Dividends on the Series A Preferred Stock are payable annually each June 1, commencing June 1, 1993, to holders of record on the May 1st preceding the dividend payment date. Dividends are to be paid upon the discretion of the Board; however, if not paid, the dividends are cumulative from June 1, 1992. Dividends are paid at the rate of $0.0675 per share per year and are payable in cash. No dividends have been declared on the Series A Preferred Stock. Dividends in arrears at December 31, 1996 totaled $630,000 or $0.0675 per share for four years.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 5 - PREFERRED STOCK (CONTINUED)

(b)    Series B Preferred Stock

During 1989, 350,000 shares of Series B Preferred Stock, $.01 par value, were authorized by the Board of Directors. During 1989, 310,000 shares of Series B Cumulative Convertible Voting Preferred Stock (Series B Preferred Stock) were issued. Each share of the Series B Preferred Stock is convertible into .0294125 common shares based upon a ratio utilizing a conversion price of $34.00 per share, as adjusted, plus an amount of Special Conversion Shares, calculated on June 1, 1990 and on each June 1 thereafter through June 1, 1993, based on an amount per share of Series B Preferred Stock of $.09 per annum, divided by the then conversion price. The conversion price was $34.00 at June 1, 1996 and 1995. The conversion price is subject to adjustment in certain events, including the issue or sale of common stock for a consideration per share less than the conversion price or less than an amount equal to 80 percent of the market price immediately prior to such issue or sale (except for conversion of Series B Preferred Stock, any other series of preferred stock of the Corporation issued prior to the issuance of the Series B Preferred Stock; exercise of warrants, options or similar rights outstanding on the date the Series B Preferred Stock was issued). At December 31, 1996, the Series B Preferred Stock is convertible in the aggregate into 12,102 shares of common stock. The Series B Preferred Stock has a liquidating preference of $1.00 per share and shall be entitled to no further payments or distributions after the payment of all declared but unpaid or cumulative dividends with respect to such shares of Series B Preferred Stock.

Each share of Series B Preferred Stock has voting rights equal in all respects to those of the common stock into which the Series B Preferred Stock is convertible on the record date for the vote in question.

Dividends on the Series B Preferred Stock are payable annually each June 1, commencing June 1, 1994, to holders of record on the May 1st preceding the dividend payment date. Dividends are to be paid upon the discretion of the Board; however, if not paid, the dividends are cumulative from June 1, 1993. Dividends are paid at the rate of $.09 per share per year and are payable in cash, provided that during the period ended December 1, 1996 the holders of a majority of the Series B Preferred Stock may elect, in lieu of entitlement to a cash dividend, to cause the Company to increase the number of Special Conversion Shares in the annual amounts described above. This election was not exercised. No dividends have been declared on the Series B Preferred Stock. Dividends in arrears at December 31, 1996 totaled $83,700 or $0.09 per share for three years.


NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

(a)    Common Stock

At December 31, 1996, 105,269 shares of the Company's authorized common stock were reserved for issuance under stock option plans, common stock warrants, Series A Preferred Stock (convertible) outstanding, and Series B Preferred Stock (convertible) outstanding.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (CONTINUED)

(b)    Stock Options and Stock Appreciation Rights

The Company has two stock option plans, the 1992 Incentive Stock Option Plan and the 1985 SAR and Nonqualified Stock Option Plan. The Company's 1992 Incentive Stock Option Plan authorizes the grant of incentive stock options to employees of the Company. The total number of the Company's shares that may be issued or transferred pursuant to options granted under the Incentive Stock Option Plan, as amended, is 150,000 shares of common stock. At December 31, 1996, there were no options outstanding for shares of common stock under this plan. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. Options expire on the date determined, but not more than ten years from the date of grant. No option may be exercised unless the holder is then an employee of the Company, provided that such exercise may be made for no more than three months following termination of employment or one year after death while being employed. No options may be granted under this plan after June 12, 2002.

The Company's 1985 SAR and Nonqualified Stock Option Plan authorizes the grant of stock incentives in the form of stock options and stock appreciation rights to key service personnel of the Company. The total number of the Company's shares that may be issued or transferred pursuant to stock incentives granted under the plan, as amended, is 62,500 shares of common stock. At December 31, 1996, there were options outstanding for 3,250 shares of common stock under this plan. The plan authorizes the grant of two categories of stock incentives:

 (1) Stock Options. The exercise price of each option is determined by the Board of Directors. Options expire on the date determined, but not more than ten years from the date of grant.

 (2) Stock Appreciation Rights. Stock appreciation rights (SARs) may be granted in one of three forms:

        i) In combination with any option granted under the plan, in which event the exercise of the SAR has the effect of canceling the related option, and exercise of the related option has the effect of canceling the related SAR;

       ii)    Independently of a stock option; or

      iii) In addition to a stock option, entitling the optionee to exercise the SAR and, in addition, either to exercise the related stock option or surrender it and receive in return a number of shares equal to the excess of the fair market value of the option shares on the date of exercise over the option price.

       No stock incentives may be granted under this Plan after September 20, 1995.

       There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 1996 and 1995, nor are there any stock appreciation rights outstanding at December 31, 1996 and 1995.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (CONTINUED)

Transactions with respect to the Company's stock option plans for the years ended December 31, 1996 and 1995 are as follows:

                                                                                 Range of           Number of
                                                                                 Price Per          Shares Under
                                                                                 Share              Options
                                                                                 -----              -------

Outstanding at December 31, 1994                                                                      6,750
     Expired                                                                    $  .102              (1,000)
                                                                                                     -------
Outstanding at December 31, 1995                                                                      5,750
     Expired                                                                    $10.64               (2,500)
                                                                                                     -------
Exercisable at December 31, 1996                                                $  .102-2.1875        3,250
                                                                                                      ======

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods were used to estimate the fair value of financial instruments at December 31, 1996 and 1995:

Cash and Cash Equivalents, Note Receivable, and Interest Receivable

Because  of  their  short  maturity,   the  carrying  amounts  reported  in  the
consolidated balance sheet approximates fair value.

Marketable Investment Securities

Estimates of the fair values of marketable investment securities are based on quoted market prices. As the Company classifies its investments as trading securities, the carrying amount reported in the consolidated balance sheets approximates fair value.


            This information is an integral part of the accompanying
                       consolidated financial statements.

                                                    SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                            NEW GENERATION FOODS, INC.


                                   By:      /s/ Jerome S. Flum
                                            ------------------
                                                Jerome Flum
                                                Chairman of the Board, Chief
                                                Executive Officer and Principal
                                                Financial Officer
                                                March 25, 1997

                                                 POWER OF ATTORNEY


                  KNOW ALL  PERSONS BY THESE  PRESENTS  that each  person  whose signature appears below constitutes and appoints Jerome S. Flum and David I. Schaffer his true and lawful attorney-in-fact, with full power of substitution and resubstitution, to act for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, and fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of such attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Name                   Position                           Date



/s/ Jerome S. Flum           Chairman of the Board,             March 25, 1997
---------------------
Jerome S. Flum               Chief Executive Officer,
                             Principal Financial Officer


/s/ Leslie Charm             Director                           March 25, 1997
---------------------
Leslie Charm


/s/ Richard J. James         Director                           March 25, 1997
---------------------
Richard J. James


/s/ Janice Page              Controller                         March 25, 1997
---------------------
Janice Page

EXHIBITS
--------

11- Statements regarding computation of per share earnings.
22- Subsidiaries of the Company.

  Exhibit 11
                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The computation excludes the common stock equivalents consisting of stock options because their inclusion would have had an antidilutive effect. The cumulative convertible voting preferred stock is not considered common stock equivalents.


                   Primary Loss Per Share Computation
                   For the Year Ended December 31, 1996

Net Loss                                               $ 471,385

Weighted average shares outstanding      (divided by)    399,830
                                                        ---------
Loss per share                                         $    1.18
                                                        =========

 Exhibit 22

                    SUBSIDIARIES OF
                    NEW GENERATION FOODS, INC.


                                                      % of Ownership
                       State of                       By New Generation
Name                  Incorporation                    Foods, Inc.
----                  -------------                    -----------

Spicer's                 Nevada                        100%
International, Inc.

NGF Services, Inc.       New York                      100%