Form 10KSB/A
period 1996-12-31
NEW GENERATION FOODS INC
filed 1997-03-31
CIK 315958

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB/A

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

  Exhibit 11
                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES

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


                   Primary Income Per Share Computation
                   For the Year Ended December 31, 1996

Net Income                                             $ 471,385

Weighted average shares outstanding      (divided by)    399,830
                                                        ---------
Income per share                                       $    1.18
                                                        =========