Form 10QSB
period 1997-03-31
NEW GENERATION FOODS INC
filed 1997-05-15
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                FORM 10-QSB

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



                     For Quarter Ended:  March 31, 1997

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

                      Yes   X          No

Common stock $.01 par value -- 399,830 shares outstanding as of March 31, 1997.

PART  I - FINANCIAL INFORMATION

Item 1.  Financial statements

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
_______________________________________________________________________



                                                   March 31,    December 31,
                                                     1997           1996
                    Assets                       (unaudited)      (audited)
                    ------                       -----------      ---------
Current Assets:
    Cash and cash equivalents                    $1,941,752      $1,963,394
    Marketable investment securities at
       market value                                   2,428           5,429
    Due from Internal Revenue Service                 1,184           1,184
    Interest receivable                              12,940          16,090
    -------------------                              ------          ------
       Total current assets                      $1,958,304      $1,986,097
       --------------------                      ----------      ----------


Property, plant and equipment, at cost               36,649          36,649
    Less accumulated depreciation and
       amortization                                  21,303          19,988
       ------------                                  ------          ------
       Net property, plant and equipment             15,346          16,661
       --------------------------------              ------          ------


       Total assets                              $1,973,650      $2,002,758
       ------------                              ==========      ==========




See accompanying condensed notes to consolidated financial statements.


(Continued)
                                     2

NEW GENERATION FOOD,INC. AND SUBSIDIARIES

_________________________________________________________________

                                        March 31,      December 31,
                                         1997            1996
 Liabilities and Stockholders'Equity   (unaudited)      (audited)
 -----------------------------------   -----------      ---------
Current liabilities:
     Accrued compensation              $      -        $     10,125
     Accrued franchise taxes               45,200            45,200
     Accrued expenses                       1,133               986
     ----------------                       -----               ---
           Total current liabilities       46,333            56,311
           -------------------------       ------            ------

Stockholders' equity:
   Cumulative Convertible Voting
   Preferred Stock, $.01. par value:
    Series A (stated at liquidation
    value of $.75 per share).
    Authorized 2,333,333 shares;
    issued and outstanding 2,333,333    1,750,000         1,750,000
    Series B (stated at liquidation value
    of $1.00 per share). Authorized
    350,000 shares; issued and
    outstanding 310,000                   310,000           310,000
Common stock, $.01 par value.
    Authorized 25,000,000 shares;
    issued 399,830                          3,998             3,998
Additional paid in capital             22,818,930        22,818,930
   Retained deficit                   (22,955,611)      (22,936,481)
   ----------------                   ------------      ------------
      Total stockholders' equity        1,927,317         1,946,447

 Commitments and contingencies               -                  -
 -----------------------------            ------              ------
      Total liabilities and
      stockholders' equity            $ 1,973,650       $ 2,002,758
      --------------------            ===========       ===========



See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)
__________________________________________________________________

                                                     For the three
                                                     months ended
                                                     March 31,

                                                1997         1996
                                                ----         ----

Net Sales                                  $     -       $     -
Cost of sales                                    -             -
-------------                                    -             -
        Gross profit                             -             -
        ------------                           ------        ------

Operating expenses:
-------------------
   General and administrative:                  39,976        40,175
   ---------------------------                  ------        ------
        Total operating expenses                39,976        40,175
        ------------------------                ------        ------
        Operating loss                         (39,976)      (40,175)
        --------------                         --------      --------

Other income (deductions)
    Interest and dividend income                24,220        31,029
    Unrealized loss on
    marketable investment securities           ( 3,001)      ( 1,511)
    Gain on sale of assets                       -           543,268
    ----------------------                     -------       -------
     Total other income (deductions)            21,219       572,786
     -------------------------------            ------       -------
     Net income (loss) before taxes            (18,757)      532,611
     ------------------------------            --------      -------
Corporate income taxes                             373         2,741
----------------------                             ---         -----
     Net income (loss)                    $    (19,130)   $  529,870
     -----------------                         --------      -------
Net income (loss) per share of common
     stock                                $      (0.05)   $     1.33
     -----                                       ----           ----
Weighted average number of common
     shares outstanding                        399,830       399,830
     ------------------                        -------       -------


No dividends were paid by the company during the three-month periods ended March 31, 1997 and 1996.

See accompanying notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)


                                                   For the three
                                                   months ended
                                                   March 31,
                                              1997           1996
                                              ----           ----


Cash flows from operating activities:
    Net income (loss)                      $  (19,130)   $ 529,870
    -----------------                         --------   ---------

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
   activities:
   Depreciation                                 1,315        1,024
   Gain on sale of assets                        -        (543,268)
   Unrealized loss on marketable
   investment securities                        3,001        1,511

Change in assets and liabilities:
   Decrease in receivables                      3,150       50,001
   Increase (decrease) in accounts payable
   and various other
    accrued expenses                           (9,978)      (2,702)
    ----------------                           -------      -------
    Total adjustments                          (2,512)    (493,434)
    -----------------                          -------    ---------

     Net cash provided by (used in)
     operating activities                     (21,642)      36,436
     --------------------                     --------      ------


Cash flows from capital expenditures:
-------------------------------------
   Purchase of automobile                         -         13,954
   ----------------------                      ------       ------
       Net cash provided by (used for)
       capital costs                              -        (13,954)
       -------------                           ------      --------
       Net increase (decrease) in cash and
       cash equivalents                       (21,642)      22,482
       ----------------                       --------      ------
Cash and cash equivalents at beginning
  of period                                  1,963,394   1,265,756
  ---------                                  ---------    ---------
Cash and cash equivalents at end of
   period                                   $1,941,752  $1,288,238
   ------                                    ---------- ----------


See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

(1)Basis of Presentation


     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1996 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management. The consolidated balance sheet as of December 31, 1995 has been derived from, and does not include, all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1996.

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

     Results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results of a full year.

     These financial statements should be read in conjunction with the Company's consolidated financial statements included in the December 31, 1996 Form 10-KSB Report. Management believes that the disclosures are adequate to make the information presented herein not misleading.

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


________________________________________________________________

               Income (Loss) Per Share Computation

             For the three months ended March 31, 1997
_______________________________________________________________



     $(19,130)/399,830 =                           (0.05)


_______________________________________________________________


     For the three months ended March 31, 1997



______________________________________________________________

     $529,870/399,830 =                            1.33

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Financial Condition

         As a result of the Asset Sale in October 1993, previously reported, the Company has ceased its business operations. The remaining note receivable from the Sale, in the amount of $716,658, was paid in full in April 1996, with accrued interest.

         The Company intends to use a portion of its present cash and investment holdings (approximately $1,944,000 as of March 31, 1997) to repay certain accounts payable and to satisfy other liabilities of the Company (aggregating $46,333 at March 31, 1997). The Company has made no determination with regard to use of the remaining proceeds of the Asset Sale. The Company will consider the options it currently has available to it; namely, (i) to reinvest the proceeds,
(ii) to make acquisitions of or merge with an operating business, or (iii) to liquidate the Company and distribute such proceeds.

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

         At March 31, 1997, the Company had cash, cash equivalents and other liquid assets of $1,944,180, compared to $1,968,823 of liquid assets at December 31, 1996, and had working capital of $1,911,971, compared to working capital of $1,929,786 at December 31, 1996. The Company has no bank lines of credit or other currently available credit sources. The decrease in liquid assets and working capital is due principally to continuing general and administrative costs which exceed the Company's investment income.

Operations

         As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ended March 31, 1997 and March 31, 1996.

         In the 1996 first quarter the Company recognized the balance of the total gain of $1,842,470 on the Asset Sale.

         Net loss was $19,130, or $.05 per share, in the 1997 first quarter, compared to net income of $529,870, or $1.33 per share, in the 1996 first quarter, reflecting principally the remaining gain on the Asset Sale which was recognized in the 1996 first quarter, as well as a decrease in interest and dividend income.

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



Dated: May 14, 1997