Form 10QSB
period 1997-06-30
NEW GENERATION FOODS INC
filed 1997-08-14
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 ------------------------------------------------


                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                        For Quarter Ended: June 30, 1997

                           Commission File No. 1-10825


                           NEW GENERATION FOODS, INC.

-------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

         Nevada                                               36-2972588
-------------------------------------------------------------------------------

(State of Incorporation)                   (I.R.S. Employer Identification No.)

                                 45 Graham Road
                            Scarsdale, New York 10583
-------------------------------------------------------------------------------
                     (Address of Principal Executive Office)
                                   (Zip Code)

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

                   Yes   X                   No

Common stock $.01 par value -- 399,830  shares  outstanding as of June 30, 1997.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                              June 30,             December 31,
                                                1997                   1996
         Assets                              (unaudited)             (audited)
         ------                              -----------             ---------
Current Assets:
   Cash and cash equivalents                 $ 1,917,162             $1,963,394
   Marketable investment securities at
          market value                               820                  5,429
   Due from Internal Revenue Service               1,184                  1,184
   Interest Receivable                             2,929                 16,090
   -------------------                             -----                 ------
          Total Current Assets                 1,922,095              1,986,097
          --------------------                 ---------              ---------


Property, plant and equipment, at cost            36,649                 36,649
   Less accumulated depreciation and
          amortization                            22,619                 19,988
          ------------                            ------                 ------
          Net property, plant and equipment       14,030                 16,661
          ---------------------------------       ------                 ------

          Total assets                       $ 1,936,125            $ 2,002,758


See accompanying condensed notes to consolidated financial statements.

(Continued)

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                                 June 30,          December 31,
                                                   1997               1996
Liabilities and Stockholders' Equity            (unaudited)         (audited)
------------------------------------            -----------         ---------
Current liabilities:
   Accrued compensation                         $    -              $   10,125
   Accrued franchise taxes                          45,200              45,200
   Accrued expenses                                    783                 986
   ----------------                                    ---                 ---
          Total current liabilities                 45,983              56,311
          -------------------------                 ------              ------


Stockholders' equity:
   Cumulative Convertible Voting Preferred
   Stock, $01. par value:
     Series A (stated at liquidation
     value of $.75 per share).
     Authorized 2,333,333 shares;
     issued and outstanding 2,333,333            1,750,000            1,750,000
     Series B (stated at liquidation
     value of $1.00 per share).
     Authorized 350,000 shares; issued
     and outstanding 310,000                       310,000              310,000
Common stock, $.01 par value.
     Authorized 25,000,000 shares;
     issued 399,830                                  3,998                3,998
Additional paid in capital                      22,818,930           22,818,930
     Retained deficit                          (22,992,786)         (22,936,481)
                                               ------------          -----------
           Total stockholders' equity            1,890,142            1,946,447
           -------------------------             ---------            ---------


Commitments and contingencies                        -                    -

            Total liabilities and
            stockholders' equity              $  1,936,125         $  2,002,758
            --------------------              ============         ============



See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations
(Unaudited)
-------------------------------------------------------------------------------

                                                   For the three
                                                   months ended
                                                     June 30,
                                               1997                 1996
                                               ----                 ----

Net sales                                      $  -                 $  -
Cost of Sales                                     -                    -
-------------                                  -----                ----
    Gross profit                                  -                    -
    ------------                               -----                ----


Operating expenses:
   General and administrative:                  47,309               42,118
       Total operating expenses                 47,309               42,118
       ------------------------                 ------               ------
       Operating loss                          (47,309)             (42,118)
       --------------                          --------             --------


Other income (deductions):
   Interest and dividend income                 22,742               29,694
   Unrealized loss on
   marketable investment securities             (1,611)             (15,640)
   Miscellaneous income                           -                   2,838
   Gain (loss) on sale of assets               (10,996)                  34
   -----------------------------               --------              ------
        Total other income (deductions)         10,135               16,926
        -------------------------------         ------               ------

        Net loss before taxes                  (37,174)             (25,192)
        ---------------------                  --------             --------
        Income taxes                               -                    -
        ------------                           --------             --------


        Net loss                             $ (37,174)            $(25,192)
        --------                              =========             ========




Net loss per share of common stock           $   (0.09)            $  (0.06)
-------------------------------------        ----------            ---------
Weighted average number of common
        shares outstanding                     399,830              399,830
        ------------------                     -------              -------


No dividends were paid by the company during the three month periods ended June 30, 1997 and 1996.

See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations
(Unaudited)
------------------------------------------------------------------------------

                                                      For the six
                                                      months ended
                                                      June 30,
                                               1997              1996
                                               ----              ----

Net sales                                      $  -              $   -
Cost of Sales                                     -                  -
                                               ------            -------
    Gross profit                                  -                  -
    ------------                               ------            -------


Operating expenses:
   General and administrative                   87,275            82,293
                                                ------            ------
       Total operating expenses                 87,275            82,293
                                                ------            ------
       Operating loss                          (87,275)          (82,293)
                                               -------           -------


Other income (deductions):
   Interest and dividend income                 46,961            60,724
   Miscellaneous income                           -                2,838
   Unrealized gain (loss) on marketable
   investment securities                        (4,624)          (17,151)
   Realized loss on sale of marketable
   securities                                  (10,995)             -
   Gain on sale of assets                         -              543,302
                                               -------           -------
        Total other income (deductions)         31,342           589,713
                                                ------           -------


        Net income (loss) before income taxes  (55,933)          507,420
                                               -------           -------
        Income taxes                               372             2,741
                                                   ---             -----


        Net income (loss)                     $(56,305)        $ 504,679
                                               ========         ========


Net income (loss) per share of common stock  $   (0.14)        $   1.26
                                               --------         -------

Weighted average number of common shares
outstanding                                    399,830          399,830
                                               -------          -------


No dividends were paid by the company during the six month periods ended June 30, 1997 and 1996.

See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------

                                                         For the six
                                                         months ended
                                                           June 30,
                                                    1997              1996
                                                    ----              ----
Cash Flows from operating activities:
   Net income (loss)                                $  (56,305)      $  504,679

Adjustments to reconcile net income (loss)
to net cash used in operating
      activities:
      Depreciation                                       2,631            2,340
      Gain on sale of assets                              -            (543,302)
      Unrealized loss on marketable
      investment securities                              4,609           17,151

Change in assets and liabilities:
   Decrease (increase) in receivables                   13,161           (1,567)
   Increase (decrease) in various accrued expenses     (10,328)           3,062
                                                       --------           -----
      Total adjustments                                 10,073         (522,316)
      -----------------                                 ------         ---------
      Net cash used in
      operating activities                             (46,232)         (17,637)


Net cash used in investing activities:
   Sale of automobile                                     -               5,200
   Purchase of automobile                                 -             (13,954)
                                                        ------          -------
Net cash used in investing activities                     -              (8,754)
                                                        ------           ------
Cash flows from financing activities:
   Collections on note receivable                         -             766,769
                                                        ------          -------
      Net increase (decrease) in cash and
      cash equivalents                                 (46,232)         740,378

Cash and cash equivalents at beginning of period     1,963,394        1,265,756
                                                     ---------        ---------

Cash and cash equivalents at end of period          $1,917,162       $2,006,134
                                                    ==========       ==========


See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Unaudited)
-------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

          The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1996 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management. The consolidated balance sheet as of December 31, 1996 has been derived from, and does not include, all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1996.

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at January 1, 1994. Under Statement 115, the Company classifies its securities in one of three categories: trading, available-for- sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to- maturity arc classified as available-for-sale.

          The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          Results of operations for the six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results of a full year.

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

                       Income (Loss) Per Share Computation
                       -----------------------------------

           For the six months ended June 30, 1997:

                $(56,305) / 399,830 =                 $(0.14)

           For the six months ended June 30, 1996:

                $504,679 / 399,830                    $ 1.26

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Financial Condition

          As a result of the Asset Sale in October 1993, previously reported, the Company has ceased its business operations. The remaining note receivable from the Sale, in the amount of $716,658, was paid in full in April 1996, with accrued interest.

          The Company intends to use a portion of its present cash and investment holdings (approximately $1,917,000 as of June 30, 1997) to satisfy liabilities of the Company (aggregating $45,983 at June 30, 1997). The Company has made no determination with regard to use of the remaining proceeds of the Asset Sale. The Company will consider the options it currently has available to it; namely, (i) to reinvest the proceeds, (ii) to make acquisitions of or merge with an operating business, or (iii) to liquidate the Company and distribute such proceeds.

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

          At June 30, 1997, the Company had cash, cash equivalents and other liquid assets of $1,917,982, compared to $1,968,823 of liquid assets at December 31, 1996, and had working capital of $1,876,112, compared to working capital of $1,929,786 at December 31, 1996. The Company has no bank lines of credit or other currently available credit sources. The decrease in liquid assets and working capital is due principally to continuing general and administrative costs which exceed the Company's investment income.

OPERATIONS

          As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ending June 30, 1997 and June 30, 1996.

          In the 1996 first quarter the Company recognized the balance of the total gain of $1,842,470 on the Asset Sale.

          Net loss was $37,174, or $.09 per share, in the 1997 second quarter, compared to a net loss of $25,192, or $.06 per share, in the 1996 second quarter, reflecting principally an increase in operating expenses and a decrease in interest and dividend income.


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEW GENERATION FOODS, INC.



                                        By: /s/ Jerome S. Flum
                                           Jerome S. Flum
                                           Chairman of the Board and
                                           Principal Financial Officer



Dated: August 14, 1997