Form 10QSB
period 1997-09-30
NEW GENERATION FOODS INC
filed 1997-11-14
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 ------------------------------------------------


                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                        For Quarter Ended: September 30, 1997

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

                   Yes   X                   No

     Common stock $.01 par value -- 399,830 shares outstanding as of September 30, 1997.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                             September 30,          December 31,
                                                1997                   1996
         Assets                              (unaudited)             (audited)
         ------                              -----------             ---------
Current Assets:
   Cash and cash equivalents                 $ 1,901,939             $1,963,394
   Marketable investment securities at
          market value                               801                  5,429
   Due from Internal Revenue Service               1,184                  1,184
   Interest Receivable                             2,612                 16,090
   -------------------                             -----                 ------
          Total Current Assets                 1,906,536              1,986,097
          --------------------                 =========              =========




Property, plant and equipment, at cost            36,649                 36,649
   Less accumulated depreciation and
          amortization                            23,934                 19,988
          ------------                            ------                 ------
          Net property, plant and equipment       12,715                 16,661
          ---------------------------------       ------                 ------

          Total assets                       $ 1,919,251            $ 2,002,758


See accompanying condensed notes to consolidated financial statements.

(Continued)

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                                September 30,       December 31,
                                                   1997               1996
Liabilities and Stockholders' Equity            (unaudited)         (audited)
------------------------------------            -----------         ---------
Current liabilities:
   Accrued compensation                         $      988          $   10,125
   Accrued franchise taxes                          45,200              45,200
   Accrued expenses                                    783                 986
   ----------------                                    ---                 ---
          Total current liabilities                 46,971              56,311
          -------------------------                 ------              ------


Stockholders' equity:
   Cumulative Convertible Voting Preferred
   Stock, $01. par value:
     Series A (stated at liquidation
     value of $.75 per share).
     Authorized 2,333,333 shares;
     issued and outstanding 2,333,333            1,750,000            1,750,000
     Series B (stated at liquidation
     value of $1.00 per share).
     Authorized 350,000 shares; issued
     and outstanding 310,000                       310,000              310,000
Common stock, $.01 par value.
     Authorized 25,000,000 shares;
     issued 399,830                                  3,998                3,998
Additional paid in capital                      22,818,930           22,818,930
     Retained deficit                          (23,010,648)         (22,936,481)
                                               ------------          -----------
           Total stockholders' equity            1,872,280            1,946,447
           -------------------------             ---------            ---------


Commitments and contingencies                        -                    -

            Total liabilities and
            stockholders' equity              $  1,919,251         $  2,002,758
            --------------------              ============         ============



See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
-------------------------------------------------------------------------------

                                                   For the three
                                                   months ended
                                                   September 30,
                                               1997                 1996
                                               ----                 ----

Net sales                                      $  -                 $  -
Cost of Sales                                     -                    -
-------------                                  -----                ----
    Gross profit                                  -                    -
    ------------                               -----                ----


Operating expenses:
   General and administrative:                  45,053               42,231
       Total operating expenses                 45,053               42,231
       ------------------------                 ------               ------
       Operating loss                          (45,053)             (42,231)
       --------------                          --------             --------


Other income (deductions):
   Interest and dividends                       26,576               18,594
   Net gain (loss) on marketable
     investment securities                          39               (4,378)
                                                ------               ------
     Total other income (deductions)            26,615               14,216
     -------------------------------            ------               ------

     Net income (loss) before taxes            (18,438)             (28,015)
     ------------------------------            --------             --------

Corporate income taxes (benefit)                  (575)                 -
                                               --------             --------
        Net Income (loss)                    $ (17,863)            $(28,015)
        --------                              =========             ========

Net income (loss) per share of common stock  $   (0.04)            $  (0.07)
-------------------------------------------   =========             ========

Weighted average number of common
        shares outstanding                     399,830              399,830
        ------------------                     =======              =======



     No dividends were paid by the company during the three month periods ended September 30, 1997 and 1996.

See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
------------------------------------------------------------------------------

                                                      For the nine
                                                      months ended
                                                      September 30,
                                               1997              1996
                                               ----              ----

Net sales                                      $  -              $  -
Cost of Sales                                     -                 -
                                               ------            -------
    Gross profit                                  -                 -
    ------------                               ------            -------


Operating expenses:
   General and administrative                  132,328           124,525
                                                ------            ------
       Total operating expenses                132,328           124,525
                                                ------            ------
       Operating loss                         (132,328)         (124,525)
                                               -------           -------


Other income (deductions):
   Interest and dividend income                 73,539            79,306
   Miscellaneous income                           -                2,838
   Unrealized gain (loss) on marketable
   investment securities                        (4,599)          (15,276)
   Realized loss on sale of marketable
   securities                                  (10,981)           (6,241)
   Gain on sale of assets                         -              543,302
                                               -------           -------
        Total other income (deductions)         57,959           603,929
                                                ------           -------


        Net income (loss) before income taxes  (74,369)          479,404
                                               -------           -------
Corporate income taxes (refund)                   (202)            2,741
                                               -------             -----


        Net income (loss)                     $(74,167)        $ 476,663
                                               ========         ========


Net income (loss) per share of common stock  $   (0.19)        $   1.19
                                              =========         ========


Weighted average number of common shares
outstanding                                    399,830          399,830
                                               =======          =======



     No dividends were paid by the company during the nine month periods ended September 30, 1997 and 1996.

See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------

                                                         For the nine
                                                         months ended
                                                         September 30,
                                                    1997              1996
                                                    ----              ----
Cash Flows from operating activities:
   Net income (loss)                                $  (74,167)      $  476,663

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
      Depreciation                                       3,946            3,513
      Gain on sale of assets                              -            (543,302)
      Net loss on marketable
      investment securities                              4,628           21,517

Change in assets and liabilities:
   Decrease in receivables                              13,478            5,623
   Decrease in accounts payable and
   various other accured expenses                       (9,340)         (11,034)
                                                       --------           -----
      Total adjustments                                 12,712         (523,683)
      -----------------                                 ------         ---------
      Net cash provided by (used in)
      operating activities                             (61,455)         (47,020)


Net cash used for capital expenditures:
   Sale of automobile                                     -               5,200
   Purchase of automobile                                 -             (13,954)
                                                        ------          -------
      Net cash provided by (used for)
      capital costs                                       -              (8,754)
                                                        ------           ------
Cash flows from financing activities:
   Collections on note receivable                         -             766,769
                                                        ------          -------
      Net increase (decrease) in cash and
      cash equivalents                                 (61,455)         710,995

Cash and cash equivalents at beginning of period     1,963,394        1,265,756
                                                     ---------        ---------

Cash and cash equivalents at end of period          $1,901,939       $1,976,751
(Note A)                                            ==========       ==========



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

     Results of operations for the nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of a full year.

          These financial statements should be read in conjunction with the Company's consolidated financial statements included in the December 31, 1996 Form 10-KSB Report. Management believes that the disclosures are adequate to make the information presented herein not misleading.


(2) NET INCOME PER SHARE

          Net  income (loss) per  share is  computed  by  dividing  net  income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation excludes the common stock equivalents consisting of stock options because their inclusion would have had an antidilutive effect. The cumulative convertible voting preferred stock is not considered common stock equivalents.

                       Income (Loss) Per Share Computation
                       -----------------------------------

           For the nine months ended September 30, 1997:

                $(74,167) / 399,830 =                 $(0.19)

           For the nine months ended September 30, 1996:

                $476,663 / 399,830                    $ 1.19

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Financial Condition

          As a result of the Asset Sale in October 1993, previously reported, the Company has ceased its business operations. The remaining note receivable from the Sale, in the amount of $716,658, was paid in full in April 1996, with accrued interest.

     The Company intends to use a portion of its present cash and investment holdings (approximately $1,902,740 as of September 30, 1997) to satisfy liabilities of the Company (aggregating $46,971 at September 30, 1997). The Company has made no determination with regard to use of the remaining proceeds of the Asset Sale. The Company will consider the options it currently has available to it; namely, (i) to reinvest the proceeds, (ii) to make acquisitions of or merge with an operating business, or (iii) to liquidate the Company and distribute such proceeds.

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

     At September 30, 1997, the Company had cash, cash equivalents and other liquid assets of $1,902,740 compared to $1,968,823 of liquid assets at December 31, 1996, and had working capital of $1,859,565, compared to working capital of $1,929,786 at December 31, 1996. The Company has no bank lines of credit or other currently available credit sources. The decrease in liquid assets and working capital is due principally to continuing general and administrative costs which exceed the Company's investment income.

OPERATIONS

     As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ending September 30, 1997 and September 30, 1996.

          In the 1996 first quarter the Company recognized the balance of the total gain of $1,842,470 on the Asset Sale.

          Net loss was $17,863, or $.04 per share, in the 1997 third quarter, compared to a net loss of $28,015, or $.07 per share, in the 1996 third quarter, reflecting principally a decrease in interest and dividend income.


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



Dated: September 14, 1997