Form 10KSB
period 1997-12-31
NEW GENERATION FOODS INC
filed 1998-04-16
CIK 315958

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB

                            ANNUAL REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
   December 31, 1997                                            0-10825

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

Securities registered pursuant to Section 12(b) of the Act: None Name of each exchange on which registered: None

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

                            YES        X      NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 25, 1998 was $25.00 based on the average of the high and low bid prices of such stock on March 25, 1998 as reported by the NASD Electronic Bulletin Board Service.1

     The number of shares outstanding of the registrant's Common Stock as of March 25, 1998 was 399,830.

     Registrant's revenues for its most recent fiscal year were $0.


--------

1 Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1.  BUSINESS

     New Generation Foods, Inc. (the "Company" or "NGF") was organized in February 1977 under the laws of the State of Nevada and adopted its present name in August 1977. The Company was engaged in the development and sale of nutritional food products until October 22, 1993, when substantially all of its assets were sold (the "Asset Sale"), as described below. As a result of the Asset Sale, the Company is no longer an operating company. During 1994, 1995, 1996 and 1997, the Company had no revenues and its income was derived from interest and dividends and gains on the sale of its assets. The Company's assets consist principally of cash, cash equivalents and marketable investment securities.

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

PAYMENT OF LIQUIDATION PREFERENCES - ISSUANCE OF SENIOR PREFERRED STOCK

     Under the terms of the Company's previously outstanding Series A Preferred Stock and Series B Preferred Stock, a sale or transfer of substantially all of the assets of the Company was deemed to be a liquidation, dissolution or winding up of the Company for purposes of determining the payment of the liquidation preferences on the Series A Preferred Stock and Series B Preferred Stock. Accordingly, the Asset Sale entitled Flum Partners, the holder of all of the outstanding Series A Preferred Stock and Series B Preferred Stock, to payment of the applicable liquidation preferences and accrued and unpaid dividends.

     In November 1997, Flum Partners delivered a letter to the Company demanding payment of the applicable liquidation preferences on the Series A Preferred Stock and Series B Preferred Stock ($1,175,000 in the case of the Series A Preferred Stock and $310,000 in the case of the Series B Preferred Stock) and accrued and unpaid dividends on such shares. On the date of the delivery of the demand, accrued dividends on the Series A Preferred Stock amounted to $787,500 and accrued dividends on the Series B Preferred Stock amounted to $111,600. Accordingly, the aggregate amount payable pursuant to the demand of Flum Partners was approximately $2,960,000.

     Since Flum Partners is an affiliate of Mr. Jerome Flum, a member of the Board, and because of Mr. Flum's interest in Flum Partners and in the transaction, the Board formed an Independent Committee consisting of independent Board members to consider the letter from Flum Partners.

     The Independent Committee met and reviewed the Company's financial situation at such time. The Company had approximately $1.89 million of cash and cash equivalents, and it was deemed prudent for the Company to maintain a cash balance of approximately $90,000 for potential claims and other expenses and for working capital to enable the Company to attempt to identify and consummate a transaction which would increase the value of the Company. Thus, $1.8 million of cash was available for payment of the liquidation preferences and accrued dividends on the Series A and Series B Preferred Stock, leaving an unpaid amount of approximately $1.16 million of cash.

     The Independent Committee then engaged in discussions with Mr. Flum, representing Flum Partners. Pursuant to such discussions, Flum Partners agreed to accept, in payment of the unpaid $1.16 million of cash, shares of a new series of convertible senior preferred stock ("Senior Preferred Stock"), with an aggregate liquidation preference equal to $1.1 million, which was $60,000 less than the unpaid liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock. The new series of Senior Preferred Stock does not accrue dividends, but converts into 90% of the Company's Common Stock on a fully-diluted basis. The new Senior Preferred Stock is "participating", in that, upon a liquidation or sale of the Company, and after the Senior Preferred Stock receives its liquidation preference, the Senior Preferred Stock will share ratably with the Common Stock on an "as converted" basis.

     After further negotiations with the Independent Committee, Mr. Flum agreed to a termination of his existing Employment Agreement effective December 1, 1997, saving the Company approximately $190,000 in salary expense through the end of the term of such Agreement, in consideration of which the Company transferred to Mr. Flum an automobile and computer equipment with an aggregate value not exceeding $10,000. Mr. Flum also agreed to continue as Chairman of the Board and Chief Executive Officer of the Company, without pay, on an "at will" basis. Mr. Flum also agreed for a twelve month period, to attempt to identify and consummate a transaction which would increase the value of the Company.

     In its deliberations as to the fairness of the transaction, the Board considered the following factors: (i) Mr. Flum agreed to terminate his existing Employment Agreement with the Company, saving the Company an aggregate of approximately $190,000 in salary expense; (ii) the Senior Preferred Stock does not accrue dividends, saving the Company approximately $157,000 in annual dividends; (iii) the Senior Preferred Stock has a liquidation preference of approximately $60,000 less than the aggregate amount payable in respect of the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock (in this regard the Board recognized that the Series A and Series B Preferred Stock had aggregate liquidation preferences (plus accrued dividends) of approximately $2.96 million); and (iv) that Mr. Flum would attempt for a period of twelve months to identify and consummate a transaction which would increase the value of the Company. With regard to the factor described in clause (iii) above, the Independent Committee recognized that in any such transaction, the Senior Preferred Stock would be entitled to its liquidation preference before any distributions to common stockholders. The Independent Committee also noted that, if it did not accept the proposal of Flum Partners, the Board would be obligated to pay all of the Company's cash to Flum Partners in partial satisfaction of the liquidation preferences, and then to proceed with the final liquidation of the Company, which would result in the holders of Common Stock not receiving anything.

     In accordance with the foregoing, the Company issued to Flum Partners at the end of 1997 and in the first quarter of 1998 a total of 1,100,000 shares of Senior Preferred Stock and $1.8 million of cash in payment of the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock.


Interest of Certain Persons and
Conflicts of Interest

     As a consequence of the payment of the liquidation preferences of the Series A Preferred Stock and Series B Preferred Stock, and as described more fully in Items 11 and 12 below, Jerome S. Flum, the Chairman of the Board, Chief Executive Officer and President of the Company, individually and through Flum
Partners, beneficially owns 1,100,000 shares of Senior Preferred Stock in addition to 150,054 shares of Common Stock. The Senior Preferred Stock has a liquidation preference of $1.00 per share and converts into approximately 90% of the outstanding Common Stock of the Company. Therefore, upon liquidation of the Company, Flum Partners, of which Mr. Flum is both general partner and a limited partner, would receive, directly or indirectly, approximately $1,100,000 prior to any distributions to Common Stockholders. Since the Senior Preferred Stock is "participating", upon a sale or liquidation of the Company, Flum Partners would be entitled to receive in excess of 90% of the amounts distributed to Common Stockholders.

Employees

     As of March 25, 1998, the Company and its subsidiaries had one full-time employee who is its Chief Executive Officer and one part-time consultant who acts as its controller. Following the closing of the Asset Sale, substantially all of the Company's former employees became employed by American Pacific. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and had suffered no interruption in operations.

     The Company has no retirement, pension, profit sharing or similar program in effect for its employees, but has adopted stock option plans covering its employees.

Directors and Executive Officers of the Company

     The directors and executive officers of the Company are as follows:

                                Principal Occupation/
Name                    Age     Position Held with Company
----                    ---     ---------------------------
Jerome S. Flum          57      Chairman of the Board and Chief Executive
                                Officer

Richard J. James        58      Director

Leslie Charm            54      Director

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Prior to May 11, 1993, the Common Stock of the Company was traded principally on the NASDAQ Automated Quotation System under the symbol NGEN and also on the Boston Stock Exchange under the symbol NGF.B or NGF. During the second quarter of 1993, the Company's Common Stock was delisted from both the Boston Stock Exchange and the NASDAQ Automated Quotation System. The Company's Common Stock now trades sporadically in the over-the-counter market "Bulletin Board Service." The following table sets forth the high and low closing bid quotations for the Common Stock as reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 1996 and 1997. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.


                                            High Bid                   Low Bid
                                            ---------                  -------

1996

         First Quarter                      1/32                       1/32
         Second Quarter                     1/32                       1/32
         Third Quarter                      1/32                       1/32
         Fourth Quarter                     1/32                       1/32

1997

         First Quarter                      $0.0001                    $0.0001
         Second Quarter                     $0.0001                    $0.0001
         Third Quarter                      $0.0001                    $0.0001
         Fourth Quarter                     $0.0001                    $0.0001



     On March 25, 1998, there were approximately 500 registered holders of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. During 1997 the Series A Preferred Stock and Series B Preferred Stock of the Company was retired. At the retirement date accrued and unpaid dividends were $787,500 and $111,600, respectively, substantially all of which were subsequently paid. See "Payment of Liquidation Preferences - Issuance of Senior Preferred Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        Financial Condition


     As a result of the Asset Sale in October 1993, previously reported, the Company has ceased its business operations. The remaining note receivable from the Asset Sale, in the amount of $716,658 was paid in full in April 1996, with accrued interest.

     Under the terms of the Company's previously outstanding Series A Preferred Stock and Series B Preferred Stock, a sale or transfer of substantially all of the assets of the Company was deemed to be a liquidation, dissolution or winding up of the Company for purposes of determining the payment of the liquidation preferences on the Series A Preferred Stock and Series B Preferred Stock. Accordingly, the Asset Sale entitled Flum Partners, the holder of all of the outstanding Series A Preferred Stock and Series B Preferred Stock, to payment of the applicable liquidation preferences and accrued and unpaid dividends.

     In November 1997, Flum Partners delivered a letter to the Company demanding payment of the applicable liquidation preferences on the Series A Preferred Stock and Series B Preferred Stock ($1,175,000 in the case of the Series A Preferred Stock and $310,000 in the case of the Series B Preferred Stock) and accrued and unpaid dividends on such shares. On the date of the delivery of the demand, accrued dividends on the Series A Preferred Stock amounted to $787,500 and accrued dividends on the Series B Preferred Stock amounted to $111,600. Accordingly, the aggregate amount payable pursuant to the demand of Flum Partners was approximately $2,960,000.

     Since Flum Partners is an affiliate of Mr. Jerome Flum, a member of the Board, and because of Mr. Flum's interest in Flum Partners and in the transaction, the Board formed an Independent Committee consisting of independent Board members to consider the letter from Flum Partners.

     The Independent Committee met and reviewed the Company's financial situation at such time. The Company had approximately $1.89 million of cash and cash equivalents, and it was deemed prudent for the Company to maintain a cash balance of approximately $90,000 for potential claims and other expenses and for working capital to enable the Company to attempt to identify and consummate a transaction which would increase the value of the Company. Thus, $1.8 million of cash was available for payment of the liquidation preferences and accrued dividends on the Series A and Series B Preferred Stock, leaving an unpaid amount of approximately $1.16 million of cash.

     The Independent Committee then engaged in discussions with Mr. Flum, representing Flum Partners. Pursuant to such discussions, Flum Partners agreed to accept, in payment of the unpaid $1.16 million of cash, shares of a new series of convertible senior preferred stock ("Senior Preferred Stock"), with an aggregate liquidation preference equal to $1.1 million, which was $60,000 less than the unpaid liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock. The new series of Senior Preferred Stock does not accrue dividends, but converts into 90% of the Company's Common Stock on a fully-diluted basis. The new Senior Preferred Stock is "participating", in that, upon a liquidation or sale of the Company, and after the Senior Preferred Stock receives its liquidation preference, the Senior Preferred Stock will share ratably with the Common Stock on an "as converted" basis.

     After further negotiations with the Independent Committee, Mr. Flum agreed to a termination of his existing Employment Agreement effective December 1, 1997, saving the Company approximately $190,000 in salary expense through the end of the term of such Agreement, in consideration of which the Company transferred to Mr. Flum an automobile and computer equipment with an aggregate value not exceeding $10,000. Mr. Flum also agreed to continue as Chairman of the Board and Chief Executive Officer of the Company, without pay, on an "at will" basis. Mr. Flum also agreed for a twelve month period, to attempt to identify and consummate a transaction which would increase the value of the Company.

     In its deliberations as to the fairness of the transaction, the Board considered the following factors: (i) Mr. Flum agreed to terminate his existing Employment Agreement with the Company, saving the Company an aggregate of approximately $190,000 in salary expense; (ii) the Senior Preferred Stock does not accrue dividends, saving the Company approximately $157,000 in annual dividends; (iii) the Senior Preferred Stock has a liquidation preference of approximately $60,000 less than the aggregate amount payable in respect of the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock (in this regard the Board recognized that the Series A and Series B Preferred Stock had aggregate liquidation preferences (plus accrued dividends) of approximately $2.96 million); and (iv) that Mr. Flum would attempt for a period of twelve months to identify and consummate a transaction which would increase the value of the Company. With regard to the factor described in clause (iii) above, the Independent Committee recognized that in any such transaction, the Senior Preferred Stock would be entitled to its liquidation preference before any distributions to common stockholders. The Independent Committee also noted that, if it did not accept the proposal of Flum Partners, the Board would be obligated to pay all of the Company's cash to Flum Partners in partial satisfaction of the liquidation preferences, and then to proceed with the final liquidation of the Company, which would result in the holders of Common Stock not receiving anything.

     In accordance with the foregoing, the Company issued to Flum Partners at the end of 1997 and in the first quarter of 1998 a total of 1,100,000 shares of the Senior Preferred Stock and $1.8 million of cash in payment of the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock.


     At December 31, 1997, the Company had cash, cash equivalents and other liquid assets of $1,400,051, compared to $1,968,823 of liquid assets at December 31, 1996, and had working capital of $54,067, compared to working capital of $1,929,786 at December 31, 1996. The decline in working capital reflects the recording of $1,300,000 as a current liability to Flum Partners for the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock. The Company has no bank lines of credit or other currently available credit sources.

Operations

     1997 vs. 1996 and 1995

     As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the fiscal years ended December 31, 1995, December 31, 1996 and December 31, 1997.

     In the years ending December 31, 1995 and December 31, 1996, the Company recognized $141,722 and $543,158, respectively, representing the balance of the total gain of $1,849,736 on the Asset Sale.

     Net income for the 1996 year was $471,385, or $0.72 per share, reflecting interest and dividend income on the Company's liquid assets and the portion of the gain on the Asset Sale which was recognized in the year, in excess of selling, general and administrative expenses, including the Chairman's compensation expense.

     Net loss for the year ended December 31, 1997 was ($81,049) or ($.67) per share, reflecting selling, general and administrative expenses, including the Chairman's compensation expense, and a loss on investments, in excess of interest and dividend income.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and financial statement schedules of the Company as of and for the years ended December 31, 1997 and 1996, together with the report of Clifton Gunderson L.L.C. independent auditors, are set forth at pages F-1 to F-17 of this Report on Form 10-KSB.

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

                                                        Annual Compensation
Name and Principal Position                 Year              Salary
---------------------------                 ----        -------------------
Jerome S. Flum                              1997              $113,859
  President and Chief                       1996              $121,506
  Executive Officer                         1995              $119,856(2)
------------------

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

Compensation Pursuant to Stock Option Plans

     During the period January 1, 1996 through December 31, 1997, no options were granted to executive officers or employees of the Company and no options held by executive officers or employees were exercised.

     No options were granted to all current directors other than executive officers as a group (two persons) or to Dr. Spicer, who died in 1995.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information concerning the only persons known to the Company to own beneficially more than 5% of the Common Stock or more than 5% of the Senior Preferred Stock as of March 25, 1998. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares.


                                             Amount and Nature of
                                            Beneficial Ownership of                      Percent of
                                            -----------------------                      ----------
                                                                 Senior                                    Senior
                                            Common               Preferred                Common           Preferred
Beneficial Owners                           Stock                Stock                    Stock(1)         Stock
-----------------                           -----                -----                    --------         -----

Flum Partners (2)                           3,635,128           1,100,000(3)              90.9%            100%
c/o Jerome S. Flum                          (3)(4)
45 Graham Road
Scarsdale, New York 10583


Jerome S. Flum                              3,748,353           1,100,000(4)              93.6%            100%
45 Graham Road                              (2)(3)(4)
Scarsdale, New York 10583


All officers and                            3,751,603 (2)                                 93.8%            100%
directors as a group                        (3)(4)(5)
(3 persons)

----------------

(1) Percent of class is based on 399,830 shares of Common Stock outstanding as of March 25, 1998, plus the number of shares described in note (4) below in the case of Flum Partners, Jerome S. Flum and Flum Partners/Jerome S. Flum, as a group, and such total plus the number of shares described in note (5) below in the case of all officers and directors as a group.

(2) The sole general partner of Flum Partners is Jerome S.Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Because the shares of Senior Preferred Stock are immediately convertible by the record owner at its option into 3,598,299 shares of Common Stock, and pending such conversion are entitled to 3,598,299 votes, the shares of Senior Preferred Stock are also counted as 3,598,299 shares of Common Stock.

(4) Includes 3,635,125 shares of Common Stock (36,829 shares of Common Stock and 1,100,000 shares of Senior Preferred Stock convertible into 3,598,299 shares of Common Stock) owned beneficially by Flum Partners which are also deemed to be owned beneficially by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 3,748,353 shares of Common Stock, or 93.6% of the outstanding shares of Common Stock (giving effect to the conversion of the Senior Preferred Stock), and all of the 1,100,000 shares of Senior Preferred Stock may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act").

(5) Includes non-qualified stock options to purchase 3,250 shares held by two directors.

                                        10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

     On December 27, 1988, Flum Partners purchased 2,333,333 shares of Series A Preferred Stock of the Company and on August 21, 1989, Flum Partners purchased 310,000 shares of Series B Preferred Stock from the Company.

     As more fully described in "Payment of the Liquidation Preferences Issuance of Senior Preferred Stock" above, the Company issued to Flum Partners 1,100,000 shares of Senior Preferred Stock and $1.8 million of cash as payment of the liquidation preferences and accrued and unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock.

Related Party Transactions

     The Company entered into an employment agreement with Mr. Flum, effective as of July 1, 1992. The employment agreement provided for Mr. Flum to serve as the Chairman and Chief Executive Officer of the Company until June 30, 1999, unless sooner terminated by the Company for cause, or upon death or permanent disability. As more fully described in "Payment of the Liquidation Preferences - Issuance of Senior Preferred Stock" above, Mr. Flum agreed to a termination of his Employment Agreement effective December 1, 1997.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)      Exhibits

   3-A      -     Copy of the Company's Restated Articles of Incorporation. (1)
   3-B      -     Copy of the Company's Certificate of Amendment to the Articles
                  of Incorporation, dated August 31, 1987. (2)
   3-C      -     Copy of the Company's By-Laws as amended April 27, 1987. (2)
   3-D      -     Certificate of Designations for Series A Preferred Stock,
                  together with Certificate of Amendment thereto and Second
                  Certificate of Amendment thereto. (3)
   3-E      -     Certificate of Designations for Series B Preferred Stock. (4)
   3-F      -     Third Certificate of Amendment of The Certificate of
                  Designations of Series A Preferred Stock
   3-G      -     Certificate of Amendment of The Certificate of Designations of
                  Series B Preferred Stock
   3-H      -     Certificate of Designations of Senior Preferred Stock
   10-A     -     Copy of Company's 1992 Stock Option Plan.(7)
   10-B     -     Copy of Company's 1985 SAR and Non-Qualified Stock Option
                  Plan. (3)
   10-C     -     Copy of Employment Agreement dated as of July 1, 1992 between the Company and Jerome Flum.(7)
   10-D     -     Copy of 1988 Amendments to Company's 1985 SAR and Non-
                  qualified Stock Option Plan. (5)
   10-E     -     Letter Agreement dated November 12, 1990 by and between New
                  Generation Foods, Inc. and Jerome S. Flum. (6)
   10-F     -     Letter Agreement dated November 27, 1990 by and between New
                  Generation Foods, Inc. and Jerome S. Flum. (6)
   10-G     -     Registration Rights Agreement dated November 12, 1990 by and between New Generation Foods, Inc. and Jerome S. Flum. (6)
   10-H     -     Letter Agreement dated November 18, 1997 between New
                  Generation Foods, Inc., Flum Partners and Jerome Flum
   11       -     Statements regarding computation of per share earnings.
   21       -     Subsidiaries of the Company.
   27       -     Financial Data Schedule

     Exhibits 3-F, 3-G, 3-H, 10-H, 11, 21 and 27 are filed with this Form 10-KSB. All other exhibits as indicated above are not included with the Form 10-KSB. They are available upon request and payment of a reasonable fee approximating the Registrant's cost of providing and mailing the exhibits. Inquiries should be directed to:

                           New Generation Foods, Inc.
                    Office of the President (10-KSB Exhibits)
                                 45 Graham Road
                            Scarsdale, New York 10583


   (b)      Reports on Form 8-K

     No Reports on Form 8-K were filed during 1997.

(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-18 (File No. 1-67055C) and incorporated herein by reference thereto.
(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1988 (File No. 0-10825) and incorporated herein by reference thereto.
(3) Filed as an Exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-17446) and incorporated herein by reference.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-17446) filed October 25, 1989 and incorporated herein by reference.
(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1989 (File No. 0-10825) and incorporated herein by reference thereto.
(6) Filed as an Exhibit to Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form S-3 filed November 15, 1991 (File No. 33- 17446) and incorporated herein by reference thereto.
(7) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992 (File No. 0-10825) and incorporated herein by reference thereto.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT................................................F-2


FINANCIAL STATEMENTS

   Consolidated Balance Sheets - December 31, 1997 and 1996.................F-3

   Consolidated Statements of Operations - Years Ended
     December 31, 1997 and 1996.............................................F-5

   Consolidated Statements of Stockholders' Equity - Years Ended
     December 31, 1997 and 1996.............................................F-6

   Consolidated Statements of Cash Flows - Years Ended
     December 31, 1997 and 1996.............................................F-8

   Notes to Consolidated Financial Statements -
     December 31, 1997 and 1996.............................................F-9

                          Independent Auditor's Report


The Board of Directors and Stockholders
New Generation Foods, Inc.

We have audited the accompanying consolidated balance sheets of New Generation Foods, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Generation Foods, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


CLIFTON GUNDERSON L.L.C.


Peoria, Illinois
March 20, 1998



                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                     ASSETS

                                                                      1997                    1996
                                                                      ----                    ----
CURRENT ASSETS
      Cash and cash equivalents ..........................            $1,400,051              $1,963,394
      Marketable investment securities, at market value ..                  --                     5,429
      Interest receivable ................................                  --                    16,090
      Other receivables ..................................                  --                     1,184
                                                                      ----------              ----------

         Total current assets ............................             1,400,051               1,986,097
                                                                      ----------              ----------


EQUIPMENT, at cost (Note 3) ..............................                  --                    36,649
      Less accumulated depreciation ......................                  --                    19,988
                                                                      ----------              ----------

         Net equipment ...................................                  --                    16,661
                                                                      ----------              ----------

TOTAL ASSETS .............................................            $1,400,051              $2,002,758
                                                                      ==========              ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              1997                     1996
                                                                                              ----                     ----
CURRENT LIABILITIES
   Accounts payable - shareholder                                                             $    460,000             $       --
   Dividends payable                                                                               840,000                     --
   Accrued franchise taxes                                                                          45,200                   45,200
   Accrued compensation                                                                               --                     10,125
   Accrued expenses                                                                                    784                      986
                                                                                              ------------             ------------

         Total current liabilities                                                               1,345,984                   56,311
                                                                                              ------------             ------------


REDEEMABLE CONVERTIBLE VOTING
   SENIOR PREFERRED STOCK, $.01 par
   value (stated at liquidation value of $1.00 per
   share).  Authorized 1,100,000 shares; issued
   and outstanding 1,100,000 shares (Note 5)                                                     1,100,000                     --
                                                                                              ------------             ------------


STOCKHOLDERS' EQUITY (DEFICIT)
   (Notes 5 and 6)
   Cumulative Convertible Voting Preferred Stock, $.01
      par value:
      Series A (stated at liquidation value of $.75 per
         share).  Authorized 2,333,333 shares; issued
         and outstanding no shares in 1997 and
         2,333,333 in 1996                                                                            --                  1,750,000
      Series B (stated at liquidation value of $1.00 per
         share).  Authorized 350,000 shares; issued and
         outstanding no shares in 1997 and 310,000
         in 1996                                                                                      --                    310,000
   Common stock, $.01 par value. Authorized 25,000,000
      shares; issued and outstanding 399,830                                                         3,998                    3,998
   Additional paid-in capital                                                                   22,818,930               22,818,930
   Retained deficit                                                                            (23,868,861)             (22,936,481)
                                                                                              ------------             ------------

         Total stockholders' equity (deficit)                                                   (1,045,933)               1,946,447
                                                                                              ------------             ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  1,400,051             $  2,002,758
                                                                                              ============             ============


             These consolidated financial statements should be read
                only in connection with the accompanying notes to
                       consolidated financial statements.


                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1997 and 1996


                                                          1997             1996
                                                          ----             ----
OPERATING EXPENSES
   Selling, general, and administrative               $ 48,347         $ 36,583
   Chairman's compensation expense                     113,859          121,506
                                                      --------         --------

         Total operating expenses                      162,206          158,089
                                                      --------         --------

         Operating loss                              (162,206)        (158,089)
                                                      --------         --------


OTHER INCOME (DEDUCTIONS)
   Interest and dividend income                         96,790          105,972
   Gain on sale of assets (Note 1)                            -         543,158
   Loss on investments                               ( 15,633)        ( 22,373)
   Miscellaneous                                           -              2,982
                                                      --------         --------

                                                        81,157          629,739
                                                      --------         --------

         Income (loss) before income taxes            ( 81,049)         471,650


INCOME TAXES (Note 4)                                         -             265
                                                      ---------        --------


NET EARNINGS (LOSS)                                   $(81,049)        $471,385
                                                      =========        ========


NET EARNINGS (LOSS) PER SHARE (Note 8)
   Basic                                              $  (0.67)        $   0.72
                                                      =========        ========

   Dilutive                                           $  (0.67)        $   0.72
                                                      =========        ========


             These consolidated financial statements should be read
                only in connection with the accompanying notes to
                       consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1997 and 1996


                                                         Preferred Stock
                                                             Series A
                                                      Shares           Amount
                                                      ------           ------
BALANCE AT DECEMBER 31,1995                         2,333,333       $ 1,750,000

     Net income for year ended
         December 31, 1996                              -                 -
                                                     ---------        ---------

BALANCE AT DECEMBER 31,1996                         2,333,333         1,750,000

     Redemption and conversion
         of preferred stock (Note 5)              (2,333,333)       (1,750,000)
Preferred stock dividends
         (Note 5)                                        -                 -
     Net loss for year ended
         December 31, 1997                               -                 -
                                                     ---------          -------


BALANCE AT DECEMBER 31,1997                              -          $     -
                                                     =========      ===========


        Preferred Stock                                       Additional           Retained              Total
           Series B                   Common Stock              Paid-in     Earnings Stockholders'
     Shares        Amount          Shares       Amount          Capital            (Deficit)            Equity
     ------        ------          ------       ------          -------            ---------            ------

     310,000    $    310,000         399,830   $      3,998   $ 22,818,930       $(23,407,866)         $ 1,475,062


        --              --              --             --             --              471,385               471,385
                ------------    ------------   ------------   ------------       ------------          ------------


     310,000         310,000         399,830          3,998     22,818,930        (22,936,481)           1,946,447


    (310,000)       (310,000)           --             --             --             --                 (2,060,000)

        --              --              --             --             --             (851,331)            (851,331)

        --              --              --             --             --              (81,049)            (81,049)
                ------------    ------------   ------------   ------------       ------------          -----------


        --      $       --           399,830   $      3,998   $ 22,818,930       $(23,868,861)         $(1,045,933)
   =========    ============    ============   ============   ============       ============           ============



           These consolidated financial statements should be read only in connection with the accompanying notes to
                       consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996


                                                                                                     1997                 1996
                                                                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                            $   (81,049)          $   471,385
                                                                                                  -----------           -----------
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation                                                                                   5,330                 4,274
         Loss on sale or maturity of marketable investment securities                                   5,429                61,077
         Unrealized holding gains on marketable investment securities                                    --                 (38,704)
         Proceeds from sale of marketable investment securities                                          --                     (13)
         Gain on sale of assets                                                                          --                (543,158)
         Gain (loss) on sale of fixed assets                                                             --                     (34)
         Change in assets and liabilities:
              Decrease (increase) in receivables                                                       17,274               (10,466)
              Decrease in accounts payable (trade), accrued
                  compensation, and accrued expenses                                                  (10,327)               (4,628)
                                                                                                  -----------           -----------
                  Total adjustments                                                                    17,706              (531,652)
                                                                                                  -----------           -----------

                  Net cash used in operating activities                                               (63,343)              (60,267)
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                                --                 (13,954)
     Proceeds from notes receivable                                                                      --                 766,659
     Proceeds from sale of fixed assets                                                                  --                   5,200
                                                                                                  -----------           -----------
                  Net cash provided by investing activities                                              --                 757,905
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of preferred stock                                                                   (500,000)                 --
                                                                                                  -----------           -----------
                  Net cash used in financing activities                                              (500,000)                 --
                                                                                                  -----------           -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                                (563,343)              697,638

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                      1,963,394             1,265,756
                                                                                                  -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                          $ 1,400,051           $ 1,963,394
                                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
     Cash paid during the year for taxes                                                          $      --             $       265
                                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
     FINANCING ACTIVITIES
     Partial conversion of Preferred Stock, Series A, to
         Senior Preferred Stock                                                                   $ 1,100,000           $      --
                                                                                                  ===========           ===========

REDEMPTION OF PREFERRED STOCK, SERIES B,
     AND REMAINING SERIES A THROUGH
     ACCOUNTS PAYABLE - SHAREHOLDER                                                               $   460,000           $      --
                                                                                                  ===========           ===========


           These consolidated financial statements should be read only in connection with the accompanying notes to
                       consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


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

(c)      Net Earnings (Loss) Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings (loss) per share is very similar to the previously fully diluted earnings (loss) per share. All earnings (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

(d)      Cash Equivalents

The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less to be cash equivalents.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3 - EQUIPMENT

A summary of equipment at December 31, 1996 follows:

Office furniture and equipment                                          $22,695
Automobile                                                               13,954
                                                                        -------
                                                                        $36,649
                                                                        =======

Useful lives of assets for financial statement purposes are 3 years for automobile and 5 years for office furniture and equipment.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 4 - INCOME TAXES

Components of income tax expense for 1996 are as follows:

                                                 Federal          State    Total
                                                 -------          -----    -----
Current                                          $   -            $265     $265
Deferred                                             -               -        -
                                                  ------           ----     ---

Total                                            $  -             $265     $265
                                                 ======           ====     ====

The actual tax expense for 1997 and 1996 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income (loss) before income taxes) as follows:

                                                         1997              1996
                                                         ----              ----

Computed "expected" tax expense (benefit)            $  (27,557)  $     160,361
Expiration of net operating loss carryforward           652,937         457,161
Expiration of investment tax carryforward                 8,877          12,147
Underaccrual of prior year taxes                             -              265
Decrease in valuation allowance                        (633,605)       (629,669)
Other                                                      (652)             -
                                                      ----------      ---------

Income tax expense                                   $      -       $       265
                                                     ==========     ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                        1997               1996
                                                        ----               ----
Deferred tax assets:
     Net operating loss carryforwards                   $5,478,012   $6,092,344
     Investment tax credit carryforwards                    55,771       64,648
     Unrealized loss on marketable investment securities     -           11,049
     Alternative minimum tax carryforward                    6,655        6,002
                                                          -----           -----

          Total gross deferred tax assets             5,540,438       6,174,043

Less valuation allowance                             (5,540,438)     (6,174,043)
                                                     ----------      ----------

Net deferred tax assets                              $     -         $   -
                                                     ==========      ==========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $633,605 and $629,669, respectively.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 4 - INCOME TAXES (CONTINUED)

At December 31, 1997, the Company has net operating loss carryforwards as follows which are available to offset future federal taxable income, if any, through 2017. The Company also has investment tax credit carryforwards as follows which are available to reduce future federal income taxes, if any, through 2000.

                     Net                                 Investment                                 Year of
               Operating Loss                            Tax Credit                               Expiration
               --------------                            ----------                               ----------

              $     2,238,000                           $    21,000                                1998
                    2,332,000                                16,000                                1999
                    3,436,000                                19,000                                2000
                    1,750,000                                    -                                 2001
                    1,434,000                                    -                                 2002
                    1,512,000                                    -                                 2003
                    1,131,000                                    -                                 2004
                      805,000                                    -                                 2005
                      547,000                                    -                                 2006
                      574,000                                    -                                 2007
                      238,000                                    -                                 2008
                      114,000                                    -                                 2017
              ---------------                           -----------

              $    16,111,000                           $    56,000
              ===============                           ===========



NOTE 5 - PREFERRED STOCK

During 1987, 5,000,000 shares of preferred stock $.01 par value, were authorized by the stockholders.

The sale or transfer of substantially all of the assets of the Company is deemed to be a liquidation, dissolution or winding-up of the Company for the purposes of determining when the liquidation preference of the holders of the Series A and Series B Preferred Stock is to be paid. Accordingly, upon consummation of the Asset Sale, the holders of the Series A and Series B Preferred Stock were entitled to receive preference in liquidation before any distribution to the holders of the common stock.

(a)    Senior Preferred Stock

On November 17, 1997, the Company received a letter from the holder of all of the shares of the Series A and Series B Preferred Stock, a related party, demanding payment of the liquidation preference and accrued dividends relative to those shares. The total amount payable pursuant to this demand was approximately $2,959,000. On November 18, 1997, the Company's Board of Directors approved settlement of this demand by issuing $1,100,000 of Senior Preferred Stock, agreeing to pay $1,800,000 in cash, and agreeing to give computer equipment and a Company car to the shareholder. Also, as part of the settlement, the Chief Executive Officer of the Company, who was also a representative of the shareholder, agreed to terminate his existing employment agreement effective December 1, 1997. At December 31, 1997, there was $1,300,000 of cash owed to the shareholder for this settlement which was paid subsequent to year end.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 5 - PREFERRED STOCK (CONTINUED)

During 1997, 1,100,000 shares of Senior Preferred Stock were authorized and issued. Each share of the Senior Preferred Stock is convertible into 3.2711808 common shares based upon a ratio utilizing a conversion price of $.3057 per share. The ratio is determined by dividing $1.00 by the conversion price in effect at the time of conversion. The conversion price is subject to adjustment in certain events, including the issue or sale of common stock or any convertible securities, rights, or related rights for a consideration per share of common stock less than the conversion price in effect immediately prior to the issuance of such common stock or convertible securities, rights, or related rights. In such event the conversion price shall be reduced to the consideration per share of common stock paid in connection with the issuance of common stock or any convertible securities, rights, or related rights. At December 31, 1997, the Senior Preferred Stock is convertible in the aggregate into 3,598,298 shares. The Senior Preferred Stock has a liquidation preference of $1.00 per share.

Each holder of shares of Senior Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Senior Preferred Stock may be converted and shall have voting rights equal in all respects to those of the common stock into which the Senior Preferred Stock is convertible on the record date for the vote in question.

The holders of the Senior Preferred Stock shall be entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of common stock) are paid with respect to the common stock (treating each share of Senior Preferred Stock as being equal to the number of shares of common stock into which each share of Senior Preferred Stock is then convertible).

The Senior Preferred Stock is redeemable at the option of the holders of a minimum of one-half of the aggregate number of shares then outstanding. The redemption price of the Senior Preferred Stock shall be equal to the sum of (i) $1.00 per share (as adjusted for any stock dividends, combination, or splits with respect to such shares) and (ii) any accumulated and unpaid dividends on any such share of Senior Preferred Stock. The redemption value at December 31, 1997 was $1,100,000.

(b)    Series A Preferred Stock

During 1988, 2,333,333 shares of Series A Cumulative Convertible Voting Preferred Stock (Series A Preferred Stock) were authorized and issued. Each share of the Series A Preferred Stock was convertible into .0297625 common shares based upon a ratio utilizing a conversion price of $25.20 per share, as adjusted, plus an amount of Special Conversion Shares, calculated each June 1 through June 1, 1992, based on an amount per share of Series A Preferred Stock of $0.0675 per annum, divided by the then conversion price. The conversion price was $25.20 at June 1, 1997 and 1996. The conversion price was subject to adjustment in certain events, including the issue or sale of common stock for a consideration per share less than the lesser of the conversion price or 80 percent of the market price immediately prior to such issue or sale (except for Series A Preferred Stock conversion, exercise of warrants, options, or similar rights outstanding on the date the Series A Preferred Stock was issued).

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 5 - PREFERRED STOCK (CONTINUED)

(b)    Series A Preferred Stock (Continued)

Each share of Series A Preferred Stock had voting rights equal in all respects to those of the common stock into which the Series A Preferred Stock was convertible on the record date for the vote in question.

Dividends on the Series A Preferred Stock were payable annually each June 1, commencing June 1, 1993, to holders of record on the May 1st preceding the dividend payment date. Dividends were to be paid upon the discretion of the Board; however, if not paid, the dividends were cumulative from June 1, 1992. Dividends were to be paid at the rate of $0.0675 per share per year and were payable in cash.

During 1997, the Series A Preferred Stock was retired. At the retirement date unpaid dividends were $787,500, a majority of which were subsequently paid.

(c)    Series B Preferred Stock

During 1989, 350,000 shares of Series B Preferred Stock, $.01 par value, were authorized by the Board of Directors. During 1989, 310,000 shares of Series B Cumulative Convertible Voting Preferred Stock (Series B Preferred Stock) were issued. Each share of the Series B Preferred Stock was convertible into .0294125 common shares based upon a ratio utilizing a conversion price of $34.00 per share, as adjusted, plus an amount of Special Conversion Shares, calculated on June 1, 1990 and on each June 1 thereafter through June 1, 1993, based on an amount per share of Series B Preferred Stock of $.09 per annum, divided by the then conversion price. The conversion price was $34.00 at June 1, 1997 and 1996. The conversion price was subject to adjustment in certain events, including the issue or sale of common stock for a consideration per share less than the conversion price or less than an amount equal to 80 percent of the market price immediately prior to such issue or sale (except for conversion of Series B Preferred Stock, any other series of preferred stock of the Corporation issued prior to the issuance of the Series B Preferred Stock; exercise of warrants, options or similar rights outstanding on the date the Series B Preferred Stock was issued).

Each share of Series B Preferred Stock had voting rights equal in all respects to those of the common stock into which the Series B Preferred Stock was convertible on the record date for the vote in question.

Dividends on the Series B Preferred Stock were payable annually each June 1, commencing June 1, 1994, to holders of record on the May 1st preceding the dividend payment date. Dividends were to be paid upon the discretion of the Board; however, if not paid, the dividends were cumulative from June 1, 1993. Dividends were to be paid at the rate of $.09 per share per year and were payable in cash, provided that during the period ended December 1, 1996 the holders of a majority of the Series B Preferred Stock could elect, in lieu of entitlement to a cash dividend, to cause the Company to increase the number of Special Conversion Shares in the annual amounts described above. This election was not exercised.

During 1997, the Series B Preferred Stock was retired. At the retirement date unpaid dividends were $111,600, a majority of which were subsequently paid.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

(a)    Common Stock

At December 31, 1997, 3,601,548 shares of the Company's authorized common stock were reserved for issuance under stock option plans and Senior Preferred Stock (convertible) outstanding.

(b)    Stock Options and Stock Appreciation Rights

The Company has two stock option plans, the 1992 Incentive Stock Option Plan and the 1985 SAR and Nonqualified Stock Option Plan. The Company's 1992 Incentive Stock Option Plan authorizes the grant of incentive stock options to employees of the Company. The total number of the Company's shares that may be issued or transferred pursuant to options granted under the Incentive Stock Option Plan, as amended, is 150,000 shares of common stock. At December 31, 1997, there were no options outstanding for shares of common stock under this plan. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. Options expire on the date determined, but not more than ten years from the date of grant. No option may be exercised unless the holder is then an employee of the Company, provided that such exercise may be made for no more than three months following termination of employment or one year after death while being employed. No options may be granted under this plan after June 12, 2002.

The Company's 1985 SAR and Nonqualified Stock Option Plan authorizes the grant of stock incentives in the form of stock options and stock appreciation rights to key service personnel of the Company. The total number of the Company's shares that may be issued or transferred pursuant to stock incentives granted under the plan, as amended, is 62,500 shares of common stock. At December 31, 1997, there were options outstanding for 3,250 shares of common stock under this plan. The plan authorizes the grant of two categories of stock incentives:

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

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (CONTINUED)

(b)      Stock Options and Stock Appreciation Rights (Continued)

         No stock incentives may be granted under this Plan after September 20, 1995.

         There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 1997 and 1996, nor are there any stock appreciation rights outstanding at December 31, 1997 and 1996.

Transactions with respect to the Company's stock option plans for the years ended December 31, 1997 and 1996 are as follows:

                                        Range of                  Number of
                                       Price Per                Shares Under
                                        Share                     Options
                                       ---------                ------------

Outstanding at December 31, 1995                                   5,750
     Expired                            $10.64                    (2,500)
                                                                  -------

Outstanding at December 31, 1996                                   3,250
     Expired                            $  -                         -
                                                                  -------

Exercisable at December 31, 1997        $.102-$2.1875              3,250
                                                                  ========


NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods were used to estimate the fair value of financial instruments at December 31, 1997 and 1996:

Cash and Cash Equivalents and Interest Receivable

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

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 8 - EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                    1997              1996
                                                    ----              ----

Net earnings (loss)                               $(81,049)        $471,385
Dividends on cumulative preferred stock           (185,400)        (185,400)
                                                 --------          --------

Net earnings (loss) applicable to common stock   $(266,449)        $285,985
                                                 =========         ========

Basic average common shares outstanding            399,830          399,830
                                                 =========         ========

Earnings (loss) per share - basic                $(0.67)            $0.72
                                                 ======             =====

Earnings (loss) per share - dilutive             $(0.67)            $0.72
                                                 ======             =====

The effect of dilutive securities (convertible preferred stock and options) is anti-dilutive for 1997 and 1996, therefore, basic and dilutive earnings (loss) per share are the same for those years.

                                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                            NEW GENERATION FOODS, INC.



                                            By: /s/ Jerome S. Flum
                                                -----------------------
                                                Jerome Flum
                                                Chairman of the Board, Chief
                                                Executive Officer and Principal
                                                Financial Officer
                                                April 15, 1998

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

         Name                   Position                              Date
         ----                   --------                              ----
/s/ Jerome S. Flum              Chairman of the Board,           April 15, 1998
------------------
Jerome S. Flum                  Chief Executive Officer,
                                Principal Financial Officer


/s/ Leslie Charm                Director                         April 15, 1998
------------------
Leslie Charm


/s/ Richard J. James            Director                         April 15, 1998
--------------------
Richard J. James


/s/ Janice Page                 Controller                       April 15, 1998
Janice Page

Exhibits
--------

3-F Third Certificate of Amendment of The Certificate of Designations of Series A Preferred Stock

3-G Certificate of Amendment of The Certificate of Designations of Series B Preferred Stock

3-H  Certificate of Designations of Senior Preferred Stock

10-H Letter Agreement dated November 18, 1997 between New Generation Foods,
     Inc., Flum Partners and Jerome Flum

11   Statements regarding computation of per share earnings

21   Subsidiaries of the Company

27   Financial Data Schedule

Exhibit 3-F

                        THIRD CERTIFICATE OF AMENDMENT OF
                         THE CERTIFICATE OF DESIGNATIONS
                           OF SERIES A PREFERRED STOCK
                                       OF
                           NEW GENERATION FOODS, INC.

         New Generation Foods, Inc. (the "Corporation"), a corporation organized and existing under the Nevada Corporation Law,

         DOES HEREBY CERTIFY:

         That pursuant to the authority conferred upon the Board of Directors of the Corporation by its Articles of Incorporation, as amended, and pursuant to
Section 7.1 of the Certificate of Designations of the Series A Preferred Stock of the Corporation, as previously amended (the "Certificate of Designations"), on November 18, 1997, said Board of Directors adopted a resolution providing for the further amendment of the Certificate of Designations, subject to the consent of the holder of all of the outstanding shares of Series A Preferred Stock of the Corporation, which consent has been duly obtained, which resolution is as follows:

         RESOLVED, that pursuant to ARTICLE FOURTH of the Corporation's Articles of Incorporation, as amended, relating to the shares of the Corporation, and
Section 7.1 of the Certificate of Designations of the Series A Preferred Stock, as amended to date (the "Certificate of Designations"), and subject to the written consent of the holder of all of the outstanding shares of Series A Preferred Stock of the Corporation, the Board of Directors hereby amends Section
5.2 of the Certificate of Designations to read in its entirety as follows:

         "5.2 Ratable Distribution. If after payment or provision for corporate debts, the assets available for distribution upon liquidation to the holders of Series A Preferred Stock and other capital stock ranking on a parity therewith upon liquidation are not sufficient to pay such holders in full the amounts to which they are entitled, the holders of Series A Preferred Stock and any other stock ranking on a parity therewith upon liquidation shall be entitled to a distribution of assets ratably, in proportion to the sums that would be payable to such holders of all such sums were paid in full, and any remaining unpaid amount may be paid, at the discretion of the Board of Directors and with the written consent of the holders of all the outstanding shares of Series A
Preferred Stock and subject to applicable law, by the issuance of equity securities of the Corporation (including without limitation shares of a new series of Preferred Stock) having a fair market value (as determined by a majority of the members of the Board of Directors who are independent and not affiliated with any holder of shares of Series A Preferred Stock) equal to the unpaid amount payable to the holders of Series A Preferred Stock upon liquidation of the Corporation and which shall include such other terms and conditions as the Board and the holders of all of the outstanding shares of Series A Preferred Stock may otherwise agree."

      IN WITNESS WHEREOF, New Generation Foods, Inc. has caused this Certificate to be signed by its duly authorized officers this ____ day of November, 1997.

                                            NEW GENERATION FOODS, INC.

                                            By: /s/ Jerome S. Flum
                                               -------------------------
                                               Jerome S. Flum, Chairman and
                                               Chief Executive Officer
ATTEST:
By:____________________________
   Title:

Exhibit 3-G


                           CERTIFICATE OF AMENDMENT OF
                         THE CERTIFICATE OF DESIGNATIONS
                           OF SERIES B PREFERRED STOCK
                                       OF
                           NEW GENERATION FOODS, INC.

         New Generation Foods, Inc. (the "Corporation"), a corporation organized and existing under the Nevada Corporation Law,

         DOES HEREBY CERTIFY:

         That pursuant to the authority conferred upon the Board of Directors of the Corporation by its Articles of Incorporation, as amended, and pursuant to
Section 7.1 of the Certificate of Designations of the Series B Preferred Stock of the Corporation (the "Certificate of Designations"), on November 18, 1997, said Board of Directors adopted a resolution providing for the further amendment of the Certificate of Designations, subject to the consent of the holder of all of the outstanding shares of Series B Preferred Stock of the Corporation, which consent has been duly obtained, which resolution is as follows:

         RESOLVED, that pursuant to ARTICLE FOURTH of the Corporation's Articles of Incorporation, as amended, relating to the shares of the Corporation, and
Section 7.1 of the Certificate of Designations of the Series B Preferred Stock, as amended to date (the "Certificate of Designations"), and subject to the written consent of the holder of all of the outstanding shares of Series B Preferred Stock of the Corporation, the Board of Directors hereby amends Section
5.2 of the Certificate of Designations to read in its entirety as follows:

         "5.2 Ratable Distribution. If after payment or provision for corporate debts, the assets available for distribution upon liquidation to the holders of Series B Preferred Stock and other capital stock ranking on a parity therewith upon liquidation are not sufficient to pay such holders in full the amounts to which they are entitled, the holders of Series B Preferred Stock and any other stock ranking on a parity therewith upon liquidation shall be entitled to a distribution of assets ratably, in proportion to the sums that would be payable to such holders of all such sums were paid in full, and any remaining unpaid amount may be paid, at the discretion of the Board of Directors and with the written consent of the holders of all the outstanding shares of Series B
Preferred Stock and subject to applicable law, by the issuance of equity securities of the Corporation (including without limitation shares of a new series of Preferred Stock) having a fair market value (as determined by a majority of the members of the Board of Directors who are independent and not affiliated with any holder of shares of Series B Preferred Stock) equal to the unpaid amount payable to the holders of Series B Preferred Stock upon liquidation of the Corporation and which shall include such other terms and conditions as the Board and the holders of all of the outstanding shares of Series B Preferred Stock may otherwise agree."

      IN WITNESS WHEREOF, New Generation Foods, Inc. has caused this Certificate to be signed by its duly authorized officers this ____ day of November, 1997.

                                            NEW GENERATION FOODS, INC.

                                            By: /s/ Jermone Flum
                                               -------------------------
                                                Jerome Flum, Chairman and
                                                Chief Executive Officer
ATTEST:

By:____________________________
   Title:

Exhibit 3-H

                           CERTIFICATE OF DESIGNATIONS
                                       OF
                             SENIOR PREFERRED STOCK
                                       OF
                           NEW GENERATION FOODS, INC.

     New Generation Foods, Inc. (the "Corporation"), a corporation organized and existing under the Nevada Corporation Law;

     DOES HEREBY CERTIFY:

     That pursuant to the authority conferred upon the Board of Directors of the Corporation by its Articles of Incorporation, as amended, and pursuant to the Nevada Corporation Law, on November 18, 1997, said Board of Directors adopted a resolution providing for the issuance of a series of shares of preferred stock, par value $.01 per share, which resolution is as follows:

     RESOLVED, that pursuant to Article FOURTH of the Corporation's Articles of Incorporation, as amended, relating to the shares of the corporation, the Board of Directors hereby authorizes, fixes and creates a series of preferred stock having the following powers, preferences, designations, rights and other characteristics.

     The designation of the series of preferred stock created by this resolution shall be "Senior Preferred Stock" (hereinafter referred to as "Senior Preferred Stock") and shall consist of 1,100,000 shares. The powers, preferences, rights, restrictions of, and other matters relating to, the Senior Preferred Stock are as follows:

     1. Dividends.

     The holders of the Senior Preferred Stock shall be entitled to receive, out of funds legally available therefor, dividends at the same rate as dividends (other than dividends paid in additional shares of Common Stock) are paid with respect to the Common Stock (treating each share of Senior Preferred Stock as being equal to the number of shares of Common Stock into which each share of Senior Preferred Stock is then convertible).

     2. Liquidation Preference.

     (a) In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Senior Preferred Stock shall be entitled to receive, prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of the Common Stock, the amount of $1.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares), plus all accumulated and unpaid dividends on such share for each share of Senior
Preferred Stock held by them (the "Liquidation Preference"). If upon the occurrence of any of the events described in this Section 2, the assets and funds thus distributed among the holders of the Senior Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amount, than the entire assets and funds of the Corporation legally available for distribution shall be distributed ratably among the Senior
Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

     (b) For purposes of this Section 2, (i) any acquisition of the Corporation by means of merger or other form of corporate reorganization in which outstanding shares of the Corporation are exchanged for securities or other consideration issued, or caused to be issued, by the acquiring corporation or its subsidiary (other than a mere reincorporation transaction) or (ii) a sale of all or substantially all of the assets of the Corporation, shall be treated as a liquidation, dissolution or winding up of the Corporation. Upon the occurrence of any of the events described in paragraph (b), immediately after the holders of Senior Preferred Stock shall have been paid in full the Liquidation
Preference, the remaining net assets of the Corporation available for distribution shall be distributed ratably among the holders of Senior Preferred

Stock and Common Stock (with each share of Senior Preferred Stock being deemed, for such purpose, to be equal to the number of shares of Common Stock into which such share of Senior Preferred Stock is convertible immediately prior to the close of business on the business day fixed for such distribution).

     3. Redemption. (a) At the option of the holders of a minimum of one-half of the aggregate number of shares of Senior Preferred Stock then outstanding delivered in writing to the Corporation at any time, the Corporation, on the thirtieth (30th) day after delivery of such notice (the "Redemption Date"), shall redeem the outstanding shares of the Senior Preferred Stock originally issued. The redemption price of the Senior Preferred Stock (the "Redemption Price"), shall be equal to the sum of (i) $1.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) and (ii) any accumulated and unpaid dividends on any such share of Senior Preferred Stock.

     (b) If the funds of the Corporation legally available for redemption of shares of the Senior Preferred Stock are insufficient to redeem the total number of shares of Senior Preferred Stock to be redeemed on the Redemption Date, those funds which are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon their holdings of Senior Preferred Stock. At any time thereafter when additional funds of the Corporation are legally available for the redemption of shares of Senior Preferred Stock, such funds will immediately be used to redeem the balance of the shares which the Corporation has become obliged to redeem on the Redemption Date, but which it has not redeemed.

     (c) In the event the Corporation shall be required to redeem shares of Senior Preferred Stock, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 20 days prior to the Redemption Date, to each holder of record of the shares to be redeemed at such holder's address as the same appears on the share register of the Corporation. Each such notice shall state (i) the Redemption Date, (ii) the Redemption Price, (iii) the place or places where certificates for such shares are to be surrendered for payment of the Redemption Price and (iv) that dividends on the shares to be redeemed will cease to accrue on the Redemption Date.

     (d) Notice having been mailed as aforesaid, from and after the Redemption Date (unless default shall be made by the Corporation in providing money for the payment of the Redemption Price of the shares called for redemption), dividends on the shares of Senior Preferred Stock so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding and shall have the status of authorized but unissued shares of Preferred Stock, and shall not be reissued as shares of Senior Preferred Stock, and all rights of the holders thereof as stockholders of the Corporation with respect to said shares (except the right to receive from the Corporation the Redemption Price and accrued but unpaid dividends) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors of the Corporation shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the Redemption Price as aforesaid. In the event less than all the shares represented by any certificate for such shares are redeemed, a new certificate shall be issued representing the unredeemed shares.

     (e) Anything in this Section 3 to the contrary notwithstanding, the holder of shares of Senior Preferred Stock to be redeemed in accordance with this
Section 3 shall have the right, exercisable at any time up to the close of business on the Redemption Date (unless the Corporation is legally prohibited from redeeming such shares on such date, in which event such right shall be exercisable until the removal of such legal disability), to convert all or any part of such shares to be redeemed as herein provided into shares of Common Stock pursuant to Section 5 hereof.

     4. Voting Rights.

     Each holder of shares of Senior Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Senior Preferred Stock may be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock (except as otherwise expressly provided herein or as required by law, voting together with the Common Stock as a single class) and shall be entitled to notice of any stockholders' meeting in accordance with the By-Laws of the Corporation. Fractional votes shall not, however, be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Senior Preferred Stock held by each holder may be converted) shall be rounded upward to the nearest whole number. Each holder of Common Stock shall be entitled to one (1) vote for each whole share of Common Stock held.

     5. Conversion. The holders of the Senior Preferred Stock shall have conversion rights as follows:

     (a) Each share of Senior Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time into the number of fully paid and non-assessable shares of Common Stock of the Corporation as is determined by dividing $1.00 by the Conversion Price (as hereinafter defined) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of the Senior Preferred Stock shall initially be $0.3057 per share.

     (b) In order for a holder of Senior Preferred Stock to convert such shares into shares of Common Stock, such holder shall surrender the certificate or certificates representing such shares of Senior Preferred Stock, at the office of the transfer agent for the Senior Preferred Stock, together with written notice that such holder elects to convert all or any number of the shares of the Senior Preferred Stock represented by such certificate or certificates. Such notice shall state such holder's name or the names of the nominees in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. If required by the Corporation, certificates surrendered for conversion shall be endorsed or accompanied by a written instrument or instruments of transfer, in form satisfactory to the Corporation, duly executed by the registered holder or its attorney duly authorized in writing. The date of receipt of such certificates and notice by the transfer agent is referred to herein as the "Conversion Date". The Corporation shall, as soon as practicable after the Conversion Date, issue and deliver to such holder, or to its nominee, at such holder's address as shown in the records of the Corporation, a certificate or certificates for the number of whole shares of Common Stock (and any shares of Senior Preferred Stock represented by the certificate delivered to the transfer agent by the holder thereof which are not converted into Common Stock) issuable upon such conversion in accordance with the provisions hereof, together with cash in lieu of fractional shares calculated in accordance with paragraph (c) of this Section 5. If less than all of the shares of Senior Preferred Stock represented by a stock certificate are converted into shares of Common Stock, the Corporation shall issue a new stock certificate in the amount of the shares not so converted.

     (c) No fractional shares of Common Stock shall be issued upon conversion of shares of Senior Preferred Stock and any fractional share to which the holder would otherwise be entitled shall be rounded up to the nearest whole number.

     (d) The Corporation shall at all times when the Senior Preferred Stock shall be outstanding, reserve and keep available out of its authorized but unissued stock, for the purpose of effecting the conversion of the Senior Preferred Stock, such number of its duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Senior Preferred Stock.

     (e) All shares of Senior Preferred Stock which shall have been surrendered for conversion as herein provided shall no longer be deemed to be outstanding, and all rights with respect to such shares shall immediately cease and terminate on the Conversion Date, except only the right of the holders thereof to receive shares of Common Stock in exchange therefor and the payment of any declared and unpaid dividends thereon. On the Conversion Date, the shares of Common Stock issuable upon such conversion shall be deemed to be outstanding, and the holder thereof shall be entitled to exercise and enjoy all rights with respect to such shares of Common Stock. All shares of Senior Preferred Stock tendered for conversion shall, from and after the Conversion Date, be deemed to have been retired and cancelled and shall not be reissued as Senior Preferred Stock, and the Corporation may thereafter take such appropriate action as may be necessary to reduce accordingly the authorized number of shares of Senior Preferred Stock.

     (f) The initial conversion price as stated in paragraph (a) of this Section 5 shall be subject to adjustment from time to time and such conversion price as adjusted shall likewise be subject to further adjustment, all as hereinafter set forth. The term "Conversion Price" shall mean, as of any time, the conversion price of the Senior Preferred Stock at that time, as specified in paragraph (a) of this Section 5 in case no adjustment shall have been required, or such conversion price as adjusted pursuant to this paragraph (f) of this Section 5, as the case may be:

          (i) If at any time the Corporation shall issue any shares of Common Stock or any Convertible Securities, Rights or Related Rights (as herein defined) (such Convertible Securities, Rights or Related Rights being hereinafter referred to collectively as "Securities") (other than a dividend or other distribution payable in Common Stock or such Securities) for a consideration per share of Common Stock (the consideration in each case to be determined in the manner provided in (E) and (F) below) less than the Conversion Price in effect immediately prior to the issuance of such Common Stock or Securities, then the Conversion Price in effect immediately prior to each such issuance shall forthwith be reduced to the consideration per share of Common Stock paid in connection with such issuance of Common Stock or Securities.

          (ii) For the purpose of any adjustment of the Conversion Price pursuant to this paragraph (f) of this Section 5, the following provisions shall be applicable:

               (A) In the case of the issuance of options or warrants to purchase or rights to subscribe for Common Stock (collectively, such "Rights"), the ------ aggregate maximum number of shares of Common Stock deliverable upon exercise of such Rights shall be deemed to have been issued at the time such Rights were issued, for a consideration equal to the consideration (determined in the manner provided in (E) and (F) below), if any, received by the Corporation upon the issuance of such Rights, plus the minimum purchase price provided in such Rights for the Common Stock covered thereby.

               (B)  In the case of the  issuance  of  securities  by their terms convertible into or exchangeable for Common Stock (collectively, such "Convertible Securities"), or options or warrants to purchase or rights to subscribe for securities by their terms convertible or exchangeable for Common Stock (collectively, such "Related Rights") the aggregate maximum number of shares of Common Stock deliverable upon conversion, exchange or exercise of any such Convertible Securities or such Related Rights shall be deemed to have been issued at the time such Convertible Securities or such Related Rights were issued and for a consideration equal to the consideration received by the Corporation upon issuance of such Convertible Securities or such Related Rights (excluding any cash received on account of accrued interest or accrued dividends), plus the additional consideration, if any, to be received by the Corporation upon the conversion, exchange or exercise of such Convertible Securities or Related Rights (the consideration in each case to be determined in the manner provided in (E) and (F) below).

               (C) On any change in the number of shares of Common Stock deliverable upon the exercise of such Rights or Related Rights or upon the conversion, exchange or exercise of such Convertible Securities or on any change in the minimum purchase price of such Rights, Related Rights or Convertible Securities other than any change resulting from the anti-dilution provisions of such Rights, Related Rights or Convertible Securities, the Conversion Price shall forthwith be readjusted to such Conversion Price as would have been in effect had the adjustment that was made upon the issuance of such Rights, Related Rights or Convertible Securities not converted, exchanged or exercised prior to such change been made on the basis of such change, but no further adjustment shall be made for the actual issuance of Common Stock upon the exercise or conversion of any such Right, Related Right or Convertible Security.

               (D) On the expiration of any such Rights, Related Rights or Convertible Securities, the Conversion Price shall forthwith be readjusted to the Conversion Price as would have been obtained had the adjustment made upon the issuance of such Rights or Related Rights or the issuance of any such Convertible Securities been made upon the basis of the issuance of only the number of shares of Common Stock actually issued upon the exercise of such Rights or Related Rights or the conversion, exchange or exercise of any such Convertible Securities.

               (E) In the case of the issuance of such Common Stock or Securities for cash, the consideration shall be deemed to be the amount of cash paid therefor.

               (F) In the case of the issuance of such Common Stock or Securities for a consideration in whole or in part other than cash, the consideration other than cash shall be deemed to be the fair value thereof as determined in good faith by the Board of Directors of the Corporation.

               (G) In the event of any adjustment to the Conversion Price resulting from the issuance of any Securities, no further adjustment shall be made for the actual issuance of Common Stock upon the exercise or conversion of any such Securities.

(iii)Anything to the contrary contained in this paragraph f) of Section 5 notwithstanding, no adjustment shall be made in the Conversion Price as a result of or pursuant to (1) the granting of any Right or Related Right, or the issuance of Common Stock to, officers, employees or directors of, or consultants to, the Corporation, pursuant to any agreement, plan or arrangement approved by the Board of Directors of the Corporation; (2) a dividend or distribution on Senior Preferred Stock or (3) the conversion of shares of Senior Preferred Stock.

                    (g) In case the Corporation shall effect a reorganization, shall merge with or consolidate into another corporation, or shall sell, transfer or otherwise dispose of all or substantially all of its property, assets or business and, pursuant to the terms of such reorganization, merger (other than a reincorporation transaction), consolidation or disposition of assets, shares of stock or other securities, property or assets of the Corporation, successor or transferee or an affiliate thereof are to be received by or distributed to the holders of Common Stock, then each holder of Senior Preferred Stock shall be provided with written notice from the Corporation informing each holder of Senior Preferred Stock of the terms of such reorganization, merger, consolidation or disposition of assets and of the record date thereof for any distribution pursuant thereto, at least 30 days in advance of such record date, and each holder of Senior Preferred Stock shall have, in addition to the rights provided for herein, the right to receive, in addition to payment of the Liquidation Preference pursuant to
                         Section 2 hereof, at the holder's election, either (i) upon conversion of such Senior Preferred Stock, the number of shares of stock or other securities, property or assets of the Corporation, successor or transferee or affiliate thereof or cash receivable by the holders of the Common Stock upon or as a result of such reorganization, merger, consolidation or disposition of assets or (ii) the securities into which the shares of Senior Preferred Stock are converted, upon, or as a result of such reorganization, merger, consolidation or disposition of assets. The provisions of this paragraph
                         (g) of this Section 5 shall similarly apply to succesive reorganizations, mergers, consolidations or dispositions of assets.

                    (h) If the Corporation shall effect a subdivision of the outstanding Common Stock, the Conversion Price then in effect immediately before such subdivision shall be proportionately decreased. If the Corporation shall combine the outstanding shares of Common Stock, the Conversion Price then in effect immediately before the combination shall be proportionately increased. If the Corporation shall make or issue a dividend or other distribution payable in securities, then and in each such event provision shall be made so that the holders of shares of the Senior Preferred Stock shall receive upon conversion thereof in addition to the number of shares of Common Stock receivable thereupon, the amount of securities that they would have received had their Senior Preferred Stock been converted into Common Stock on the date of such event and had they thereafter during the period from the date of such event to and including the Conversion Date, retained such securities receivable by them as aforesaid during such period giving effect to all adjustments called for during such period under this paragraph, with respect to the rights of the holders of the Senior Preferred Stock.

                    (i) Whenever the Conversion Price shall be adjusted as provided in this Section 5, the Corporation shall forthwith file, at the office of the transfer agent for the Senior Preferred Stock a statement, certified by the chief financial officer of the Corporation, showing in detail the facts requiring such adjustment and the Conversion Price that shall be in effect after such adjustment. The Corporation shall also cause a copy of such statement to be sent by first class mail, postage prepaid, to each holder of record of Senior Preferred Stock at such holder's address as shown in the records of the Corporation.

                    (j) If a state of facts shall occur which, without being specifically controlled by the provisions of this
                         Section 5, would not fairly protect the conversion rights of the holders of the Senior Preferred Stock in accordance with the essential intent and principles of such provisions, then the Board of Directors of the Corporation shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect such conversion rights.

         IN WITNESS WHEREOF, the Corporation has caused this Certificate to be executed by its duly authorized officers this ___ day of November, 1997, who affirms under penalties of perjury that this Certificate is the act and deed of the Corporation and that the facts stated herein are true.



                                            NEW GENERATION FOODS, INC.



                                         By: /s/ Jermone Flum
                                            -------------------------------
                                            Jerome Flum, Chairman and Chief
                                            Executive Officer


ATTEST:

By:________________________

Exhibit 10-H

                           NEW GENERATION FOODS, INC.
                                 45 Graham Road
                            Scarsdale, New York 10583


                                            November 18, 1997



Flum Partners
45 Graham Road
Scarsdale, New York  10583

Mr. Jerome Flum
45 Graham Road
Scarsdale, New York 11583


Gentlemen:

         An Independent Committee of the Board of Directors of New Generation Foods, Inc., a Nevada corporation (the "Company"), has considered the letter from Flum Partners of November 17, 1997. Based on the current cash position of the Company, and the requirement that a minor cash balance be maintained by the Company to pay potential creditors' claims and other expenses and for working capital, the cash amount of $1.8 million is available to pay a portion of the liquidation preferences (and accrued dividends) on all of the shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock owned by Flum Partners and tendered for payment, leaving an unpaid amount of approximately $1.16 million.

         This letter will constitute the agreement of the Company and Flum Partners that the unpaid amount of approximately $1.16 million referred to in the preceding paragraph shall be paid by the issuance of 1,100,000 shares of a new series of "Senior Preferred Stock" of the Company (the "Senior Preferred Shares") having the rights, powers, privileges and preferences specified in the attached form of "Certificate of Designations for Senior Preferred Stock". By its execution below, Flum Partners also consents to the amendments effected by the attached forms of "Third Certificate of Amendment of Series A Convertible Preferred Stock" and "Certificate of Amendment of Series B Convertible Preferred Stock," which are required in order to implement the issuance of the Senior Preferred Stock.

                  In consideration for the issuance of the Senior Preferred Shares to Flum Partners as provided in this letter agreement, Flum Partners agrees to cause its affiliate, Mr. Jerome Flum, to agree to a termination of Mr. Flum's existing Employment Agreement with the Company (effective December 1,
1997), with no further obligation of either party thereunder, provided that, in consideration therefor, the Company transfer and assign to Mr. Flum an automobile and certain computer equipment with an aggregate value not exceeding $10,000, and provided further that Mr. Flum agrees to continue to serve as Chairman of the Board and Chief Executive Officer of the Company, without pay, on an "at will" basis.

                  As additional consideration for the issuance of the Senior Preferred Shares to Flum Partners as provided in this letter agreement, Mr. Flum and Flum Partners agree, for a period of one year from the date hereof, to attempt to identify and consummate a transaction involving the Company which would increase the value of the Company.

                  By his execution below, Mr. Flum agrees to the provisions of the two preceding paragraphs.

                  This letter agreement shall be governed by and construed in accordance with the laws of the State of New York (other than with respect to matters solely involving Nevada corporate law) without giving effect to principles of conflicts of law applicable thereto. This letter agreement may be executed in counterparts, each of which shall be deemed an original and all of which shall constitute one and the same instrument.

                  Please execute this letter where indicated below to signify your agreement with the foregoing.

                                            NEW GENERATION FOODS, INC.


                                            By: /s/ Jermone Flum
                                               --------------------------------
                                             Name: Jerome Flum, Chairman of the
                                              Board and Chief Executive Officer

ACCEPTED AND AGREED
  AS OF THIS ____ DAY OF
  NOVEMBER, 1997

FLUM PARTNERS

By:/s/ Jerome Flum
----------------------------
Jerome Flum, General Partner



/s/ Jerome Flum
-------------------------
Jerome Flum

Exhibit 11


                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES


Net Loss Per Share

Net loss per share - basic is computed by dividing net loss less dividends on preferred stock by the weighted average number of shares of common stock outstanding during each year. Net loss per share - diluted is computed by dividing net income by the weighted average number of shares of common stock and the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The computation excludes the effect of dilutive potential securities (convertible preferred stock and options) because their inclusion would have had an antidilutive effect.

                           Loss Per Share Computation
                      For the Year Ended December 31, 1997

Net loss                                                 $       81,049

Dividends on cumulative preferred stock                         185,400
                                                         --------------

Net loss applicable to common stock                      $      266,449
                                                         ==============

Basic average common shares outstanding                         399,830
                                                         ==============
Loss per share - basic and dilutive                      $         0.67
                                                         ==============

Exhibit 21

                                 SUBSIDIARIES OF
                           NEW GENERATION FOODS, INC.




                                                              % of Ownership
                                            State of          By New Generation
Name                                        Incorporation     Foods, Inc.
----                                        -------------     -----------------

Spicer's International, Inc.                Nevada            100%

NGF Services, Inc.                          New York          100%