Form 10QSB
period 1998-03-31
NEW GENERATION FOODS INC
filed 1998-05-15
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549



                                                    FORM 10-QSB

                              Quarterly Report Under Section 13 or 15(d) of the
                                        Securities Exchange Act of 1934



                                        For Quarter Ended:  March 31, 1998

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

                                    Yes   X                   No

Common stock $.01 par value -- 399,830 shares outstanding as of March 31, 1998.

                   New Generation Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997

                                             March 31,               Dec. 31,
                                              1998                    1997
                                           (Unaudited)              (Audited)
                                            ---------                -------

Current Assets:
    Cash and cash equivalents                $102,425               $  1,399,274
    Marketable investment security
          at market value                         777                        777
                                                  ---                        ---

TOTAL ASSETS                                 $103,202                 $1,400,051
                                             ========                 ==========


See accompanying condensed notes to consolidated financial statements.

(Continued)

NEW GENERATION FOODS, INC. AND SUBSIDIARIES


                                                  March 31,                      December 31,
                                                    1998                             1997
LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)    (unaudited)                      (audited)
--------------------------------------------     -----------                      -----------
Current Liabilities:
    Accounts payable-shareholder                 $      0                         $   460,000
    Dividends payable                                   0                             840,000
    Accrued franchise taxes                        45,200                              45,200
    Accrued expenses                                  784                                 784
    ----------------                                  ---                                 ---

          Total current liabilities                 45,984                          1,345,984
                                                    ------                          ---------

Redeemable Convertible Voting
Senior Preferred Stock, $.01 par
value (stated at liquidation value
of $1.00 per share). Authorized 2,333,333
shares; issued and outstanding 1,100,000
shares                                           1,100,000                          1,100,000
                                                 ---------                          ---------

Stockholders' Equity (Deficit)
    Common stock, $.01 par value.
    Authorized 25,000,000 shares;
    issued and outstanding 399,830                   3,998                              3,998
Additional paid-in capital                      22,818,930                         22,818,930
Retained deficit                              (23,865,710)                       (23,868,861)
                                              ------------                       ------------


Total stockholders' equity (deficit)           (1,042,782)                         (1,045,933)
                                               -----------                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                  $103,202                          $1,400,051
                                                  ========                          ==========


See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

                                                          For the three
                                                          months ended
                                                          March 31,
                                                1998                     1997
                                                ----                     ----
OPERATING EXPENSES
 Selling, general and administrative           $1,713                $ 39,976
                                               ------                 -------
         Total operating expenses               1,713                  39,976
                                                -----                  ------
         Operating loss                        (1,713)               (39,976)
                                               -------               --------

OTHER INCOME (DEDUCTIONS)
    Interest and dividend income                5,239                  24,220
    Loss on investments                            0                  (3,001)
                                                  --                  -------
                                                5,239                  21,219
                                                -----                 -------


  Income (loss) before income tax               3,526                (18,757)

INCOME TAXES                                      375                    373
                                                  ---                    ---

NET EARNINGS (LOSS)                              $3,151             ($19,130)
                                                 ======             =========
Net income (loss) per share of common stock:
    basic                                        $0.01                ($0.16)
    dilutive                                     $0.00                ($0.16)
Weighted average number of common
shares outstanding:
    basic                                      399,830                399,830
    dilutive                                 3,998,128                399,830



No dividends were paid by the company during the three-month periods ended March 31, 1998 and 1997.

See accompanying condensed notes to consolidated financial statements.

NEW GENERATION FOODS, INC. AND SUBSIDIARIES

Consolidated  Statements of Cash Flows
(Unaudited)

                                                         For the three
                                                         months ended
                                                         March 31,

                                                   1998                 1997
                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                           $  3,151          $  (19,130)
    -----------------                              -----             --------

Adjustments to reconcile net income (loss)
to net cash  provided by (used in)
operating activities:
    Depreciation                                    0                   1,315
    Loss on marketable investment securities        0                   3,001

Change in assets and liabilities:
    Decrease in receivables                         0                 (3,150)
    Increase (decrease) in accounts
      payable and accrued expenses           (1,300,000)              (9,978)
                                             -----------              -------

         Total adjustments                   (1,300,000)              (2,512)
                                             -----------              -------

Net cash used in operating activities        (1,296,849)             (21,642)
                                             -----------             --------

Net decrease in cash and
cash equivalents                             (1,296,849)             (21,642)
                                             -----------             --------

Cash and cash equivalents at beginning
of period                                      1,399,274            1,963,394
                                               ---------            ---------

Cash and cash equivalents at end of period   $   102,425          $ 1,941,752
                                               =========           ==========

See accompanying condensed notes to consolidated financial statements

NEW GENERATION FOODS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1997 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management. The consolidated balance sheet as of December 31, 1997 has been derived from, and does not include, all the disclosures contained in the audited financial statements for the year ended December 31, 1997.

The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results of a full year.

These financial statements should be read in conjunction with the Company's consolidated financial statements included in the December 31, 1997 Form 10-KSB Report. Management believes that the disclosures are adequate to make the information presented herein not misleading.

(2) NET INCOME (LOSS) PER SHARE

Net income (loss) per share - basic is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. The 1997 computation of dilutive net income (loss) per share excludes the convertible preferred stock and stock options because their inclusion would have had an antidilutive effect. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per share for the three months ended March 31, 1997 has been restated to comply with Statement of Financial Accounting Standards No. 128.

                     Net income (loss) per share computation

                                                      March 31,

                                               1998           1997
                                               ----           ----

Net earnings (loss)                       $    3,151       $(19,130)
Dividends on cumulative
preferred stock                                -            (46,350)
                                          ----------       ---------

Net earnings (loss)
applicable to common stock                $    3,151       $(65,480)
                                          ==========       =========

Basic average common
shares outstanding                           399,830         399,830
                                          ==========       =========

Dilutive average common
shares outstanding                         3,998,128         399,830
                                          ==========       =========

Earnings (loss) per share - basic         $     0.01       $  (0.16)
                                          ==========       =========

Earnings (loss) per share - dilutive      $     0.00       $  (0.16)
                                          ==========       =========



The redeemable convertible voting senior preferred stock is convertible into 3,598,298 shares of common stock at March 31, 1998.

The effect of dilutive securities (convertible preferred stock and options) is anti-dilutive for 1997; therefore, basic and dilutive earnings (loss) per share are the same for the first quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -----------------------------------

                  Financial Condition
                  -------------------

    As a result of the Asset Sale in October 1993, previously reported, the Company has ceased its business operations. The remaining note receivable from the Sale, in the amount of $716,658 was paid in full in April 1996, with accrued interest.

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

    As previously reported, the Company issued to Flum Partners at the end of 1997 and in the first quarter of 1998 a total of 1,100,000 shares of the Senior Preferred Stock and $1.8 million of cash in payment of the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock. In addition, Mr. Flum's employment contract was terminated effective December 1, 1997, and he agreed, for a twelve-month period, to attempt to identify and consummate a transaction which would increase the value of the Company.

    At March 31, 1998, the Company had cash, cash equivalents and other liquid assets of $103,202, compared to $1,400,051 of liquid assets at December 31, 1997, and had working capital of $57,218, compared to working capital of $54,067 at December 31, 1997. The Company has no bank lines of credit or other currently available credit sources. The decrease in liquid assets reflects the payment in the 1998 quarter to Flum Partners described above.

OPERATIONS
----------

    As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ending March 31, 1998 and March 31, 1997.

    Net income was $3,151, or $.01 per share, in the 1998 first quarter, compared to a net loss of $19,130, or $.05 per share (before giving effect to preferred stock dividends in the 1997 first quarter), in the 1997 first quarter, reflecting principally the termination of Mr. Flum's employment contract effective December 1, 1997, offsetting a decrease in interest and dividend income.

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



Dated: May 15, 1998