Form 10QSB
period 1998-06-30
NEW GENERATION FOODS INC
filed 1998-08-12
CIK 315958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                               FORM 10-QSB

                              Quarterly Report Under Section 13 or 15(d) of the
                                          Securities Exchange Act of 1934



                                         For Quarter Ended:  June 30, 1998

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


                                                  9 Dunham Avenue
                                             Scarsdale, New York 10583
              -----------------------------------------------------------------
                                      (Address of Principal Executive Office)
                                                    (Zip Code)

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

                                    Yes   X                   No

Common stock $.01 par value -- 399,830 shares outstanding as of June 30, 1998.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                                 June 30, 1998            Dec. 31, 1997
                                                                    Unaudited                 Audited

ASSETS
Current Assets:
    Cash and cash equivalents                                           $79,695             $1,399,274
    Marketable investment security at market value                          792                    777
                                                                            ---                    ---
TOTAL ASSETS                                                            $80,487            $1,400,051
                                                                        =======           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(Deficit)
Current Liabilities:
    Accounts payable-shareholder                                             $-               $460,000
    Dividends payable                                                         -                840,000
    Accrued franchise taxes                                              45,200                 45,200
    Accrued expenses                                                        784                    784
                                                                            ---                    ---
                    Total current liabilities                            45,984              1,345,984
                                                                         ======              =========

Redeemable  Convertible Voting Senior Preferred Stock, $.01 par value (stated at liquidation value of $1.00 per share). Authorized 2,333,333 shares;
issued and outstanding 1,100,000 shares                               1,100,000              1,100,000
                                                                      ---------              ---------




Stockholders' Equity (Deficit)
Common stock, $.01 par value. Authorized
25,000,000 shares; issued and outstanding 399,830                         3,998                  3,998


Additional paid-in capital                                           22,818,930             22,818,930
Retained deficit                                                   (23,888,425)           (23,868,861)
                                                                    ----------             ----------
                   Total stockholders' equity (deficit)             (1,065,497)            (1,045,933)
                                                                     ---------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                        $80,487             $1,400,051
                                                                        =======              =========

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the three months ended June 30, 1998 and 1997
                                   (Unaudited)



                                                                                  1998                     1997
                                                                                  ----                     ----


OPERATING EXPENSES
    Selling, general and administrative                                           $23,980                  $47,309
                                                                                  -------                  -------
          Total operating expenses                                                 23,980                   47,309
                                                                                  -------                  -------
          Operating loss                                                         (23,980)                 (47,309)
                                                                                  -------                  -------

OTHER INCOME (DEDUCTIONS)
    Interest and dividend income                                                    1,265                   22,742
    Loss on investments                                                                 -                 (12,607)
                                                                    ----------------------      -------------------
         Total other income (deductions)                                            1,265                   10,135
                                                                    ----------------------      -------------------

            Loss before income taxes                                             (22,715)                 (37,174)

INCOME TAXES                                                                            -                        -
                                                                    ----------------------      -------------------

NET LOSS                                                                        $(22,715)                $(37,547)
                                                                    ======================      ===================

Net loss per share of common stock - basic and diluted                            $(0.06)                  $(0.21)
                                                                                  =======                 ========
Weighted average number of common shares outstanding                              399,830                  399,830
                                                                                 ========                  =======



No dividends were paid by the company during the three month periods ended June 30, 1998 and 1997.

See accompanying condensed notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                               1998                    1997
                                                                               ----                    ----


OPERATING EXPENSES
    Selling, general and administrative                                       $25,693                 $87,275
                                                                             --------                 -------
          Total operating expenses                                             25,693                  87,275
                                                                             --------                  ------

          Operating loss                                                     (25,693)                (87,275)
                                                                             --------                --------

OTHER INCOME (DEDUCTIONS)
    Interest and dividend income                                                6,504                  46,961
    Loss on investments                                                             -                (15,619)
                                                                               ------                 -------
           Total other income (deductions)                                      6,504                  31,342
                                                                               ------                 -------

            Loss before income taxes                                         (19,189)                (55,933)

INCOME TAXES                                                                      375                     372
                                                                                  ---                     ---

NET EARNINGS LOSS                                                           $(19,564)               $(56,305)
                                                                            =========               =========

Net loss per share of common stock - basic and diluted                        $(0.05)                 $(0.37)
                                                                                ====                    ====
Weighted average number of common shares outstanding                          399,830                399,830
                                                                              =======                =======


No dividends were paid by the company during the six month periods ended June 30, 1998 and 1997.

See accompanying condensed notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                            1998                           1997
                                                                            ----                           ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                          $(19,564)                      $(56,305)
                                                                      ----------                      ---------

Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
     Depreciation                                                             -                          2,631
     Loss (gain) on marketable investment
     securities                                                             (15)                         4,609

Change in assets and liabilities:
     Decrease in receivables                                                  -                         13,161
     Decrease in accounts payable and
     accrued expenses                                               (1,300,000)                        (10,328)
                                                                    ------------                       --------
              Total adjustments                                     (1,300,015)                         10,073
                                                                    ------------                       -------
Net decrease in cash and cash                                       (1,319,579)                        (46,232)
equivalents

Cash and cash equivalents at beginning of period                      1,399,274                      1,963,394
                                                                     -----------                    ----------
Cash and cash equivalents at end of period                             $79,695                      $1,917,162
                                                                      =========                    ===========


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

Results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results of a full year.

These financial statements should be read in conjunction with the Company's consolidated financial statements included in the December 31, 1997 Form 10- KSB Report. Management believes that the disclosures are adequate to make the information presented herein not misleading.

(2) Net income (loss) per share

Net income (loss) per share - basic is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. The 1997 computation of dilutive net income (loss) per share excludes the convertible preferred stock and stock options because their inclusion would have had an antidilutive effect. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per share for the three months and six months ended June 30, 1997 has been restated to comply with Statement of Financial Accounting Standards No. 128.

                     NET INCOME (LOSS) PER SHARE COMPUTATION

                           Three Months Ended June 30:

                                                                                             1998                        1997
                                                                                             ----                        ----

Net Loss                                                                                   $(22,715)                  $(37,174)

Dividends on cumulative preferred stock                                                        --                      (46,350)

Net Loss applicable to common stock                                                        $(22,715)                  $(83,524)
                                                                                           =========                   ========

Basic average common shares outstanding                                                      399,830                    399,830
                                                                                             =======                    =======

Loss per share - basic and dilutive                                                       $   (0.06)                   $  (0.21)
                                                                                          ==========                   =========


                            Six Months Ended June 30:

                                                                                             1998                    1997
                                                                                             ----                    ----

Net Loss                                                                                   $(19,564)              $(56,305)

Dividends on cumulative preferred stock                                                       ---                  (92,700)
                                                                                           ---------              ---------

Net loss applicable to common stock                                                        $(19,564)              $(149,005)
                                                                                           =========              ==========

Basic average common shares outstanding                                                      399,830                 399,830
                                                                                             =======                 =======

Loss per share - basic and dilutive                                                       $   (0.05)             $     (0.37)
                                                                                          ==========             ============

The redeemable convertible voting senior preferred stock is convertible into 3,598,298 shares of common stock at June 30, 1998 and is anti-dilutive, and the effect of dilutive securities (convertible preferred stock and options) is anti-dilutive for 1997, therefore, basic and dilutive earnings (loss) per share are the same for the periods presented.

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

         At June 30, 1998, the Company had cash, cash equivalents and other liquid assets of $80,487, compared to $1,400,051 of liquid assets at December 31, 1997, and had working capital of $34,503, compared to working capital of $54,067 at December 31, 1997. The Company has no bank lines of credit or other currently available credit sources. The decrease in liquid assets reflects the payment in the 1998 first quarter to Flum Partners described above.

Operations

         As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ending June 30, 1998 and June 30, 1997.

         Net loss was $19,564, or $.05 per share, in the 1998 second quarter, compared to a net loss of $56,305, or $.37 per share, in the 1997 second quarter, reflecting principally the termination of Mr. Flum's employment contract effective December 1, 1997, offsetting a decrease in interest and dividend income.

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



Dated: August 14, 1998