Form 10QSB
period 1998-09-30
NEW GENERATION FOODS INC
filed 1998-11-13
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549



                                                    FORM 10-QSB

                             Quarterly Report Under Section 13 or 15(d) of the
                                          Securities Exchange Act of 1934



                                      For Quarter Ended:  September 30, 1998

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

                                    Yes   X                   No

Common stock $.01 par value -- 399,830 shares outstanding as of September 30, 1998.

                                  NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                   September 30, 1998 and December 31, 1997

                                                                                     Sept. 30, 1998            Dec. 31, 1997
                                                                                       Unaudited                 Audited

ASSETS
Current Assets:
   Cash and cash equivalents                                                             $12,295                 $1,399,274
   Marketable investment security at market value                                            792                        777
   Purshase option                                                                       115,000                          -
                                                                                         -------                  ---------
TOTAL ASSETS                                                                            $128,087                 $1,400,051
                                                                                        ========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable-shareholder                                                              $-                    $460,000
   Dividends payable                                                                          -                     840,000
   Accrued franchise taxes                                                                45,200                     45,200
   Accrued expenses                                                                       40,784                        784
                                                                                          ------                        ---
             Total current liabilities                                                    85,984                  1,345,984
                                                                                          ------                  ---------

Redeemable  Convertible Voting Senior Preferred Stock, $.01 par value (stated at liquidation value of $1.00 per share). Authorized 2,333,333 shares;
issued and outstanding 1,100,000 shares                                                1,100,000                  1,100,000
                                                                                       ---------                  ---------

Stockholders' Equity (Deficit)
Common stock, $.01 par value.  Authorized
25,000,000 shares; issued and outstanding 399,830                                          3,998                     3,998
Additional paid-in capital                                                            22,818,930                22,818,930
Retained deficit                                                                     (23,880,825)              (23,868,861)
                                                                                      -----------              ------------

             Total stockholders' equity (deficit)                                     (1,057,897)               (1,045,933)
                                                                                      -----------               -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                                         $128,087                $1,400,051
                                                                                         ========                ==========

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                for the three months ended September 30, 1998 and 1997

                                                                                    Sept. 30, 1998           Sept. 30, 1997
                                                                                      Unaudited                Unaudited

OPERATING EXPENSES
  Selling, general and administrative                                                      1,136                    45,053
                                                                                           -----                    ------
Capitalization of prior quarter's legal
     fee to purchase option                                                              (10,000)                       -
                                                                                         --------                   ------
  Total Operating Expenses                                                                (8,864)                   45,053
                                                                                          -------                   ------
  Operating income (loss)                                                                  8,864                   (45,053)


OTHER INCOME (DEDUCTIONS)
  Income and dividend income                                                                   906                   26,576
  Net loss on investments                                                                        -                       39
                                                                                             -----                       --
     Total other income (deductions)                                                           906                   26,615
                                                                                             -----                   ------

Income (loss) before income taxes                                                            9,770                  (18,438)

INCOME TAXES (BENEFIT)                                                                       2,170                     (575)
                                                                                             -----                     -----

NET EARNINGS (LOSS)                                                                         $7,600                 $(17,863)
                                                                                            ======                 =========
Net income (loss) per share of common
stock:
 Basic                                                                                       $0.02                   $(0.16)
                                                                                            ======                   =======
 Diluted                                                                                     $0.00                   $(0.16)
                                                                                            ======                   =======
Weighted average number of common
shares outstanding:
 Basic                                                                                     399,830                   399,830
                                                                                          ========                   =======
 Diluted                                                                                 3,998,128                   399,830
                                                                                         =========                   =======

No dividends were paid by the company during the three month periods ended September 30, 1998 and 1997.

See accompanying condensed notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the nine months ended September 30, 1998 and 1997


                                                                                       Sept. 30, 1998           Sept. 30, 1997
                                                                                            Unaudited             Unaudited


OPERATING EXPENSES
  Selling, general and administrative                                                       $16,829                $132,328
                                                                                            -------                --------
    Total operating expenses                                                                 16,829                 132,328
                                                                                             ------                 -------

    Operating loss                                                                         (16,829)                (132,328)
                                                                                           --------                ---------

OTHER INCOME (DEDUCTIONS)
  Interest and dividend income                                                               7,410                   73,539
  Net (loss) on investments                                                                      -                  (15,580)
                                                                                            ------                 --------
    Total other income (deductions)                                                          7,410                   57,959
                                                                                             -----                   ------

    Income (loss) before income tax                                                         (9,419)                 (74,369)

INCOME TAXES (BENEFIT)                                                                       2,545                     (202)
                                                                                             -----                     -----

NET LOSS                                                                                  $(11,964)                $(74,167)
                                                                                          =========                =========

Net loss per share of common                                                                $(0.03)                  $(0.53)
stock - basic and diluted                                                                  ========                  =======

Weighted average number of common
shares outstanding                                                                          399,830                  399,830
                                                                                            =======                  =======



No dividends were paid by the company during the nine month periods ended September 30, 1998 and 1997.

See accompanying condensed notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1998 and 1997


                                                                                          Sept. 30, 1998          Sept. 30, 1997
                                                                                               Unaudited             Unaudited


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                   $(11,964)                $(74,167)
                                                                                              ---------                ---------

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                      -                     3,946
  Loss (gain) on marketable investment securities                                                  (15)                   4,628

Change in assets and liabilities:
  Decrease in receivables                                                                           -                    13,478
  Decrease in accounts payable and
       accrued expenses                                                                      (1,260,000)                 (9,340)
                                                                                             -----------                 -------

Net Cash used in operating
activities                                                                                   (1,271,979)                 (61,455)
                                                                                             -----------                 --------

Cash flows used for investing activities.
Purchase of option                                                                             (115,000)                       -
                                                                                               ---------                 --------

Net cash used by investing activities                                                          (115,000)                       -
                                                                                               ---------                 --------
Net decrease in cash and cash
equivalents                                                                                  (1,386,979)                  (61,455)

Cash and cash equivalents - beginning of period                                               1,399,274                 1,963,394
                                                                                              ---------                 ---------
Cash and cash equivalents- end of period                                                        $12,295                $1,901,939
                                                                                              =========                ==========

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


The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities at January 1, 1994. Under Statement 115, the Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available for sale.

The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results of a full year.

These financial statements should be read in conjunction with the Company's consolidated financial statements included in the December 31, 1997 Form 10-KSB Report. Management believes that the disclosures are adequate to make the information presented herein not misleading.

(2) Net income (loss) per share

Net income (loss) per share - basic is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. The 1997 computation of diluted net income (loss) per share excludes the convertible preferred stock and stock options because their inclusion would have had an antidilutive effect. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per share for the three months and nine months ended September 30, 1997 has been restated to comply with Statement of Financial Accounting Standards No. 128.

                                              NET INCOME (LOSS) PER SHARE COMPUTATION

          Three Months Ended September 30:



                                                       1998                                1997
                                                       ----                                ----

Net income (loss)                                   $ 7,600                          $  (17,863)

Dividends on cumulative preferred stock                 -                               (46,350)
                                                     -------                            --------

Net income (loss) applicable to common stock       $ (7,600)                          $ (64,213)
                                                   =========                           =========

Net income (loss) per share:
    Basic                                          $   0.02                            $  (0.16)
                                                    ========                           =========
    Dilutive                                       $   0.00                            $  (0.16)
                                                    ========                           =========

Weighted average number of common shares
outstanding:
Basic                                               399,830                             399,830
                                                    =======                             =======

Diluted                                           3,998,128                             399,830
                                                  =========                             =======

             Nine Months Ended September 30:

                                                       1998                                1997
                                                       ----                                ----

Net Loss                                           $(11,964)                           $(74,167)

Dividends on cumulative preferred stock                   -                            (139,050)
                                                    --------                           ---------
Net loss applicable to common stock                $(11,964)                          $(213,217)
                                                   =========                           ========

Basic average common shares outstanding             399,830                             399,830
                                                   ========                            ========

Loss per share - basic and diluted               $    (0.03)                          $   (0.53)
                                                 ===========                          ==========


The redeemable convertible voting senior preferred stock is convertible into 3,598,298 shares of common stock at September 30, 1998 and is anti-dilutive for the nine months ended September 30, 1998, and the effect of dilutive securities (convertible preferred stock and options) is anti-dilutive for 1997, therefore, basic and dilutive earnings (loss) per share are the same for the nine months ended September 30, 1998 and 1997.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                                           ---------------------
         of Operations
         -------------

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

Also as previously reported, the Company has acquired an option (the "Option") to purchase the assets of the Credit Risk Monitor credit information service ("CRM") from Market Guide Inc. ("MGI"). Exercise of the Option, which expires November 30, 1998 unless extended to no later than January 31, 1999 (the "Option Period"), is at the sole discretion of the Company and is conditioned on, among other things, the Company's ability to raise financing of approximately $2.5 million to fund the initial payment and CRM's working capital requirements. There can be no assurance that said financing will be obtained and/or that the Option will be exercised.

During the Option Period, Jerome S. Flum, Chairman and President of the Company, will act as an unpaid, part-time consultant to MGI, assisting in the management of CRM.

If the Option is exercised, the purchase price for the CRM assets will be approximately $2.5 Million, less the amount of $60,000 paid by the Company for the Option (subject to increase, up to $70,000, if the Option Period is extended until January 31, 1998), and subject to certain other adjustments. Of this price, approximately $1.5 Million is payable in cash at the closing and the balance will be evidenced by a promissory note, payable with interest at the rate of 6% per annum which shall accrue commencing July 1, 2001, in 24 equal monthly installments of principal and interest commencing July 30, 2001 and ending June 30, 2003. Certain other costs and expenses to be paid by the Company, in an amount to be determined at closing, will be evidenced by a separate promissory note, payable with interest at the rate of 8.5% per annum, which shall accrue from the closing date until January 30, 2001, whereupon all principal and accrued interest will be payable in 24 equal monthly installments of principal and interest commencing January 31, 2001 and ending December 31, 2003. The notes will be secured by a first priority purchase money security interest on substantially all of the assets of the Company.

At September 30, 1998, the Company had cash, cash equivalents and other liquid assets of $13,087, compared to $1,400,051 of liquid assets at December 31, 1997, and had no working capital, compared to working capital of $54,067 at December 31, 1997. The Company has no bank lines of credit or other currently available credit sources.

The decrease in liquid assets and working capital reflects the payment in the 1998 first quarter to Flum Partners described above as well as the payment of $60,000 for the option.

Operations
----------

As a result of the Asset Sale and the operation by American Pacific of the Company's business from October 22, 1993, the Company's business operations as a food manufacturer were terminated on that date. Accordingly, no operations were conducted in the quarters ending September 30, 1998 and September 30, 1997.

Net income was $7,600, or $.02 per share, in the 1998 third quarter, compared to a net loss of $17,863, or $.16 per share, in the 1997 third quarter, reflecting principally the termination of Mr. Flum's employment contract effective December 1, 1997, offsetting a decrease in interest and dividend income, as well as the capitalization of a $10,000 legal fee relative to the option which was charged to expense in the second quarter.


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  The Company filed a report on Form 8-K on September 9, 1998.


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



Dated: November 13, 1998