Form 10KSB
period 1998-12-31
NEW GENERATION FOODS INC
filed 1999-03-31
CIK 315958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
   December 31, 1998                                             0-10825

         Exact name of small business issuer as specified in its charter

                           NEW GENERATION FOODS, INC.

State or other jurisdiction of                  IRS Employer
incorporation or organization: Nevada           Identification No.:  36-2972588

                     Address of principal executive offices:

          2001 Marcus Avenue, Suite W290, Lake Success, New York 11042
                          Telephone No.: (516) 327-2400

Securities registered pursuant to Section 12(b) of the Act:  None
Name of each exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X       NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                    [   ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 25, 1999 was $8,147,000 based on the average of the high and low bid prices of such stock on March 25, 1999 as reported by the NASD Electronic Bulletin Board Service.1

         The number of shares outstanding of the registrant's Common Stock as of March 25, 1999 was 5,300,129.

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

         The Company was engaged in the development and sale of nutritional food products from 1982 until October 22, 1993, when it sold substantially all of its assets (the "Asset Sale"), as previously reported. As a result of the Asset Sale, the Company was no longer an operating company. From 1994 to 1998, the Company had no revenues and its income was derived from interest and dividends and gains on the sale of its assets. The Company's assets from 1994 through 1998 consisted principally of cash, cash equivalents and marketable investment securities.

          In September 1998 the Company paid $60,000 for an option (the "Option") to purchase the assets of the CreditRisk Monitor credit information service ("CRM") from Market Guide Inc. ("MGI"). The Company exercised the Option on December 29, 1998 and completed the purchase of the CRM assets effective January 19, 1999 for a purchase price of approximately $2,390,000, including the $60,000 paid for the Option. The $1.23 million cash portion of the purchase price was paid at closing and the balance is represented by two secured promissory notes, one for approximately $100,000 and the other for $1,000,000 (together the "MGI Notes"). The $100,000 MGI Note, which bears interest at 8.5% from the closing date, provides for the deferral of principal amortization until February 2001. The $1,000,000 MGI Note bears interest at 6% from July 2001, and provides for the deferral of principal amortization until such date. After the respective deferrals, both MGI Notes are then payable over 24 months. The MGI Notes are secured by a first priority purchase money security interest on substantially all of the assets of the Company.

         The  assets   purchased   include  customer   contracts,   receivables,
equipment, software and intangibles.

         Following the closing of the CRM purchase, the Company filed the necessary assumed name certificate and commenced doing business under the name "CreditRiskMonitor.com." Subject to shareholder approval, the Company will change its corporate name to "CreditRiskMonitor.com, Inc." by the end of April 1999 and will apply for a new stock symbol that reflects this new name.

         During January 1999, the Company completed a private placement of 1,300,000 shares of its Common Stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million (the "1998 Private Placement"). The proceeds from the 1998 Private Placement were used to finance the cash portion of the CRM acquisition and the remainder will be used for future working capital needs.

         For a period of five years after the closing of the CRM acquisition, MGI has agreed to furnish to the Company the database of credit information used in the preparation of CRM's credit analysis reports, at no charge through December 31, 2000 and at specified prices thereafter, based on the number of users per subscriber to the reports. The agreement is cancelable by the Company on 90 days' notice.

         MGI also has agreed not to market credit reports that are targeted specifically to corporate credit personnel, or to advertise or promote such products in any media or trade shows which are targeted specifically to corporate credit personnel, for a period of five years. In addition, for a two year period, MGI has agreed not to provide its data or information to any other business for use in reports targeted specifically to corporate credit personnel, including a specified list of CRM competitors or potential competitors, including The Dun & Bradstreet Corporation ("D&B").

         The Company has agreed not to compete with MGI in its other credit information services for a period of two years, so long as the Company is obtaining its data directly and not from MGI, or for a period of five years, so long as the Company is obtaining its data from MGI. This restriction does not apply, however, if the Company acquires its data from sources other than MGI.

The CreditRisk Monitor Business
-------------------------------

          In 1996, CRM's current management, all of whom have extensive experience in the credit reporting industry, approached MGI to explore the use of MGI's database as the basis for an Internet-based product which would provide information specifically designed for the corporate credit professional. MGI maintains, collates and provides information on publicly reporting companies to the securities and investment communities. Since no real-time Internet product existed in this area, MGI agreed to finance the development of such a product and formed the CRM division in September 1996. CRM commenced its sales operations, as a division of MGI, in April 1997, when it introduced its Internet-based credit information service after an intensive period of development.

          The Company believes that CRM is the only totally interactive Internet-based financial information and news service designed specifically for corporate credit professionals. Its credit risk analysis service is the result of management's extensive experience in the credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRM to satisfy the credit industry's requirements with the most timely, technologically advanced, lowest cost credit information service available. In the 24 months since CRM's service has been available over the Internet, CRM has attracted more than 365 subscribers at an average annual subscription price of slightly over $3,500. CRM currently monitors, for the purpose of credit evaluation, approximately 575 U.S. publicly held domestic retail chains, wholesalers and selected manufacturers in various industries. Present plans call for the coverage to increase to approximately 8,000 companies during the second quarter of 1999.

         CRM designs its product for corporate credit managers who must decide whether or not to ship their company's goods to their customers, thus extending credit on the purchase. If the purchaser is unable to pay the account when it comes due, the selling company can suffer substantial losses. The decision to ship or not to ship may have to be made under intense time pressure, with potentially devastating results if the manager has inaccurate or stale information.

         With the continuing downsizing of corporate America and the related reductions in credit departmental budgets and personnel, these corporate credit professionals have to do more with less. Simultaneously, there has been an explosion in the amount of information that has become available, resulting in an overwhelming amount of data and limited time for research and analysis. CRM's service provides the corporate credit professional with a one stop information service that helps to continuously monitor the creditworthiness of the public companies they do business with, in the shortest possible time and with a minimum of effort. This timesaving is critical where immediate decisions must be made.

         There is little hard data on the size of CRM's market: The National Association of Credit Management ("NACM") has about 50,000 members, but other industry observers believe the number of U.S. credit managers or personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies who do not have a specific credit function but still require credit information. Since a good deal of CRM's sales solicitation is by phone and Internet demonstration of the product, it is expected that a large overseas market also exists. In any case, CRM has a large market that has been minimally penetrated.

         The viability and potential of CRM's business is made possible by its Internet service delivery and by what the Company believes to be the following characteristics:

o The value of CRM's service exceeds the cost to the subscriber. The $3,500 yearly subscriber cost is small compared to the size of the possible loss to the subscriber from shipping to a customer and then not getting paid. In addition, CRM's service should either reduce or hold down costs in the credit department because of the time saved in researching public company credit risk.

o CRM's business appears to have counter-cyclical characteristics. If the economy slows or contracts, the corporate credit manager function should increase in importance within corporations, and products that allow credit managers to perform their jobs more efficiently and effectively should gain market share in an expanding market.

o CRM sells its service for a low yearly renewable subscription cost and, therefore, has a recurring yearly income stream. The service is not a one-time sale but a source of continuing revenue. As new features are added there should not be significant resistance to reasonable price increases.

o CRM's service is designed to penetrate the very large market for credit information on publicly held companies but even this market may be small compared to the need for credit information on privately held companies. CRM intends to have available a product for evaluating credit risk of privately held companies by the end of the first quarter of 2000.

o Some of CRM's basic cost structure is being reduced. On a broad generic basis, computer hardware, software, communications and financial data costs are universally coming down. CRM has automated a significant amount of the process used to create and deliver its service; therefore, its production costs are relatively stable over a wide range of increasing revenue. In addition, sales costs as a percentage of revenues should continue to decline since sales commissions on new subscriptions (20-35%) are far higher than present commissions on renewals (5%) and renewal income will increase much more rapidly then revenues from first-time sales. In summary, CRM's margins should increase faster than sales.

o        CRM's business has no inventory, manufacturing or warehouse facilities.
         Thus, it is not capital intensive and high margins should generate significant positive cash flow. In addition, after consultation with its counsel, the Company has concluded that its net operating loss ("NOL") carryforwards, aggregating $13.9 million at December 31, 1998 and expiring in varying amounts through 2018, should be available to shelter taxable income if and when CRM achieves profitability. See "Net Operating Loss Carryforwards" and Note 2 to Consolidated Financial Statements.

o CRM has in-place an experienced management team that has equity incentives.

o With few competitors, the price competitive environment for credit risk analysis service is not intense. Primarily, CRM is competing against D&B, a NYSE and multi-billion revenue company that has a near monopoly for credit services. D&B's service appears to be higher priced and less timely than the Company's. CRM's service is a technological breakthrough that allows a significant reduction in the selling price of credit risk analysis to subscribers and yet has a low cost structure that still allows its low price to be very profitable to the Company.

o The Company purchased CRM for a reasonable price with excellent deferred payment terms that should not impede cash flow, so that it should be possible to grow the business at a rapid rate with little need for external capital.

The Company's Goals
-------------------

o Lowest cost provider. CRM's analysis and preparation of data into a form usable by its customers (corporate credit departments) is nearly 100% computer driven and minimum incremental personnel costs are required to broaden the number of companies analyzed. CRM's cost structure is believed to be the lowest in its industry, because CRM delivers all of its information to its customers via the Internet and there is a seamless interface between the preparation of a Company Report and the delivery of that report to CRM's subscribers. Whenever CRM's customers access company information it is the most current and comprehensive information available.

o Lowest price to value received. CRM currently monitors, for the purpose of credit evaluation, approximately 575 U.S. publicly held domestic retail chains, wholesalers and selected manufacturers in various industries. Present plans call for this coverage to increase to approximately 8,000 public companies by the end of the first half of 1999. CRM's current price for a one-year, one-password subscription is $3,500. This price allows the subscriber unlimited access to information on all companies contained in the Company's interactive database, consisting of news, financial and credit information. As the number of companies analyzed expands, the Company's price advantage over competitors should become even more significant. The increase in the number of companies monitored will also dramatically increase the market for CRM's service, as many additional potential subscriber corporations will find more of their customers analyzed for credit risk. To maintain this competitive advantage, CRM expects to aggressively add additional proprietary features and information sources to its service.

o Retain hedge characteristics. If the economy slows down or enters a recession, corporate credit risk will increase and, CRM believes, the credit manager function should rise in importance. Since the cost of the Company's product is low compared to the size of the losses it is designed to reduce and to the cost of competitive products, CRM's business and revenues may be counter-cyclical, to a significant extent, if U.S. economic growth slows or declines.

o Broaden coverage to include private companies. CRM's rapid expansion of public company coverage will be followed by the expected initiation of CRM's coverage of privately held companies, beginning sometime during the first quarter of 2000. This private company coverage should expand CRM's market. Today, there is little useful and timely information available to assist in the credit evaluation of private companies. Both CRM's current subscribers and potential subscribers have actively encouraged CRM's entry into this field.

o International penetration. Foreign companies doing business in the U.S. have the same or even greater need than our domestic subscribers have for CRM's credit analysis of U.S. companies. Internationally, the Internet provides the same rapid and inexpensive selling and distribution of CRM's service as has been achieved domestically.

Important Business Considerations
---------------------------------

o Customer Base. The Company believes that before a subscriber purchased CRM's service, it had the ability to evaluate CRM versus its competition. Although CRM's present product has only been on the market for approximately two years and as presently constituted covers only about 575 companies it has developed a diverse and sophisticated list of subscribers, a partial list of which includes:

                           PARTIAL LIST OF SUBSCRIBERS

Aiwa America                                Monsanto
BIC                                         Osram Sylvania
Bristol-Myers Squibb                        Panasonic
Coca-Cola Foods                             Pepsi-Cola
Colgate Palmolive                           Polygram Group Distributing
Compaq Computer                             Prestone Products
Cosco                                       Procter & Gamble
First Brands                                Rayovac
Fruit of the Loom                           Rhone-Poulenc Rorer
Georgia-Pacific                             Samsung Electronics America
Johnson & Johnson                           Schering Plough
Lever Brothers                              Sony Electronics
Lexmark International                       3Com
Lucent Technologies                         Yamaha Corp. of America


o Competition. The Company's principal competitors are D&B, Information Clearinghouse Incorporated d/b/a F&D Reports ("ICI") and Global Credit Services, Inc., some of which, including D&B, have significantly greater resources than the Company.
         D&B dominates the market for credit reporting services.

         These competitors' products are either not delivered over the Internet and/or are not updated prior to delivery. They, therefore, lack the speed, flexibility and timeliness of

         CRM's product. The Company believes that CRM's product is not only superior but it is also much less expensive.

         In the market for credit analysis products beyond the present approximately 575 companies analyzed by CRM, the Company has only one serious competitor -- D&B. When the Company expands its CRM coverage to approximately 8,000 public companies, which it plans to accomplish by the end of the first half of 1999, it believes that the same product and price advantages CRM has in its 575 company analyzed market place will also exist when CRM competes with D&B in this larger market.

o Recurring income stream. The annual subscription price of $3,500 is not only very low compared to competitive products but also to the amount of loss inherent in the credit exposure of shipping to a customer who cannot pay. Because of the ease of use and CRM's product sophistication, users appear to develop a residual comfort level that acts to reduce the risk of replacement of CRM's service by a competitive product. CRM's recurring income stream should give the Company stability and profitability not found in a one-time sale product-based company.

o Potentials for cost reductions. The Company foresees declining costs in some important expenses, which should increase net profits from its subscription income stream. Computer and communication costs are coming down regardless of the Company's management skills. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company further believes that the base of renewal business will grow larger each year and present sales commission costs for renewals (i.e., about 5%) are substantially lower than for new sales (i.e., approximately 20-35%). In addition, MGI has contracted to provide financial data to CRM at no cost through December 31, 2000, and at the rate of $5.00 per month, per single password subscriber, from January 1, 2001 through December 31, 2003 (MGI's data cost is slightly higher for subscribers with more than one password). In the future, the cost of obtaining public company financial data should also continue its downward slide as the SEC works towards its goal of total electronic filing into a database template. All these naturally occurring cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company's in-place fixed costs. Another potential for cost reduction is the Company's $13.9 million NOL carryforwards (expiring in varying amounts annually through 2018) which, the Company believes, should be available to shelter future taxable income.

o Dependence on Internet Access to Conduct Business. CRM's product is only distributed over the Internet and, therefore, a lack of Internet access at a potential customer's site makes it impossible for that customer to utilize the service. When CRM started selling its service in April 1997, the single largest sales impediment was the lack of Internet access at a prospective customer's site. CRM estimates that in excess of 60% of all sales calls, in 1997, encountered this block, but that it encountered lack of Internet access in 40% of its sales calls during 1998. Most industry observers believe that Internet access, at the company level, is beginning to explode as companies learn of the Internet's utility as a sales, advertising, training, administrative and purchasing tool. These observers expect Internet availability to reach 80% to 90% of the corporate world in the next few years. There is a lag, however, between a company getting Internet access and its credit department being hooked into the Internet. It is clear, however, that this single largest sales block for CRM service is being reduced at a rapid rate.

o Limited Number of Companies Analyzed. The limited number of companies currently analyzed by CRM's credit risk service -- approximately 575 public U.S. companies (mainly retailers and wholesalers) -- is a substantial impediment to any sales expansion. The CRM service sells for $3,500 per year and many potential subscribers do not have enough of their customers within CRM's current coverage to justify the $3,500 cost, i.e., five customers covered for $3,500 is $700 per company covered, a high price and a serious sales hurdle. The Company plans to add approximately 7,400 companies to its credit coverage by the end of the first half of 1999, which would constitute more than a 1,390% increase from CRM's coverage at December 1998.

         That broadening of corporate credit coverage, combined with an increase in the number of corporation's who have Internet access, should increase CRM's sales potential over the next year.

         The Company plans to enter the credit risk monitoring of private companies by the end of the first quarter of 2000. This category presents a proprietary product with greater market potential than CRM's present service for the public company market, since meaningful data for private as opposed to public companies is scarce. In addition, most companies' exposure to credit risk loss is substantially more frequent on credit extended to private versus public corporations. Private company credit risk analysis and data, therefore, has the potential of not only accessing a larger market than the public company market, since the number of private companies dwarfs the number of public companies in the U.S., but also filling a significant need for credit managers.

Product Development Strategy and Proprietary Technology
-------------------------------------------------------

         The Company's product development strategy is to minimize the amount of manual labor required to create a company report. This allows it to continue to provide higher quality information at a lower price than any of its competitors, whose products are primarily developed and delivered manually. To achieve this result CRM utilizes the following proprietary products as part of its report production process:

o         Proprietary   financial  databases  and  on-demand  report  generation
          system. The Company's contract with MGI, its present data provider, gives it exclusive access to

         MGI company data through 2003. The Company has converted MGI's financial database to a state-of-the-art relational database so that as soon as MGI updates its database with information gathered from the EDGAR filings of one of the companies that CRM monitors, a new CRM report can be produced. Because of the nature of CRM's data requirements, several other financial databases, in addition to MGI, can also be used with only a reasonable amount of programming effort required to produce a CRM report. Possible providers of data that could be used are Disclosure, Inc., Media General, Inc., and Standard & Poor's Compustat, a division of The McGraw-Hill Companies, Inc.

         The Company utilizes CRM's proprietary on-demand report generation system to create a CRM Company Report from CRM's proprietary news and financial data databases at the time a subscriber requests the report. This means that each report is up to date, unlike competitive products that are static and do not change when new information becomes available.

o Profile based reports. CRM provides its users with the ability to create customized profiles of selected companies, thereby allowing the user to screen-out unneeded information and reduce information overload.

o Proprietary news database. To provide the broadest possible news coverage, CRM has redistribution agreements with Federal Filings, a Dow Jones Company, and Reuters (to be activated during the second quarter of 1999). CRM's software scans the news issued by these services and selects those articles that meet CRM's criteria. CRM presently stores, for at least one year in its news database, for each article selected, the headline, the entire original article and an abstract, generally comprised of the article's first two paragraphs. The news is scanned by CRM's news system 24 hours a day, seven days a week.

o Peer group ratio and graphical analysis system. Ratios and graphs have been designed into CRM's company report specifically for credit analysis. CRM graphs contain one measure per graph, plotted over time. For each period on the graph, a subscriber will see the highest, lowest and the average value of the subject company's peer group together with the value for the target company. CRM subscribers know immediately how the target company ranks and has changed, over time, relative to its peers.

Marketing and Sales
-------------------

         CRM's goal is to establish its service as the preeminent online financial information and news service dedicated to credit professionals doing business with publicly held and, in the near future, privately held companies. CRM expects to maintain its subscriber base by continuing to provide the highest quality service so that subscribers will continue to renew their subscriptions each year. This is most important, as the profitability of a renewal is substantially greater than the profit on an initial sale. The Company's ultimate success will depend on the renewal rate of its subscriber base.

         To capture a significant percentage of the market for online public company credit information, CRM will continue to use the Internet as the primary mechanism for distributing its service. To inform potential subscribers about
its  service,   CRM  will  continue  to  use  a  combination   of  direct  mail,
telemarketing, print advertising in various trade journals, trade show representation and speaking engagements before credit associations.

Sales Strategy
--------------

         Once a sales lead is generated, 90% of the selling effort takes place on the phone. The Internet provides the ability for CRM's sales representative and the potential subscriber to view our web site simultaneously and a CRM sales representative has the ability to demonstrate our service, in-depth, while on the phone with the potential subscriber. Once a password is given out, the sales representative will go online with the prospect and demonstrate how CRM's service is designed to be used. The potential subscriber can then utilize the service on a trial basis, and is able to evaluate how the service works and how it will help their department. A trial period usually lasts from 1 to 3 months before a potential subscriber will make a decision as to whether or not to purchase a subscription.

Employees
---------

         As of March 25, 1999, the Company employed 15 persons full time and retained 1 consultant. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and had suffered no interruption in operations.

         The Company has no retirement, pension, profit sharing or similar program in effect for its employees, but has adopted stock option plans covering its employees.

Net Operating Loss Carryforwards
--------------------------------

         At December 31, 1998, the Company had NOL carryforwards aggregating approximately $13.9 million, which, to the extent available under the Internal Revenue Code of 1986, as amended (the "Code"), may be used to shelter future taxable income of the Company, if any. Section 382 provides limits on the amount of a company's NOL carryforwards which can be applied against its earnings after an "ownership change" occurs. Generally, such a limit is determined, with respect to the amount of NOL carryforward to which the limit applies, by multiplying the company's value at the time of the ownership change by the published long-term tax exempt interest rate. The resulting amount is the maximum that can be offset by NOL carryforwards in any one year if an ownership change has occurred. If, however, an ownership change occurs and during the following 2-year period the Company does not continue its historic business, no NOL carryforwards would be available.

         An ownership change occurs if there has been an "owner shift" -- a more than 50 percentage point increase in stock ownership involving "5-percent shareholders" over the lowest percentage of stock of the loss corporation owned by such shareholders at any time during the testing period (generally, the prior 3 years). For this purpose, in general, shareholders that are not 5-percent shareholders are aggregated and treated as a single 5-percent shareholder.

         The Company believes that no owner shifts or ownership changes had occurred prior to its 1998 Private Placement. That Private Placement, however, resulted in a sale of approximately 23% of the outstanding Common Stock to approximately 25 investors who are, as a group, a "5-percent shareholder". Hence, the Private Placement constitutes an "owner shift" of approximately 23%.

         If  subsequent   transactions   were  to  occur   involving   5-percent
shareholders within the applicable three-year testing period following the Private Placement, or any subsequent three-year testing period, an "ownership change" could occur which could cause the loss or limitation of the Company's available NOL carryforwards, pursuant to Section 382.

ITEM 2.  PROPERTIES.

         The Company's principal office is located in approximately 2,500 square feet of space in an office building located in Lake Success, New York which it has licensed from MGI through October 31, 1999 at a monthly cost of approximately $5,900. CRM has begun to look for and anticipates no significant difficulty in obtaining at competitive prices, new space of approximately 4,500 square feet in the immediate vicinity.

ITEM 3.  LEGAL PROCEEDINGS.

         In August 1985, an action was commenced against the Company by a former employee in the Circuit Court of Cook County, Illinois County Department, Law Division, alleging wrongful demotion and wrongful discharge by the Company. The plaintiff is seeking back pay for the period since her release as well as reinstatement to her position. The claim seeks damages in excess of $15,000, plus punitive damages in excess of $15,000. This matter has been dormant virtually since its inception and, while there has been no discovery, the Company believes that it has meritorious defenses and that the ultimate outcome should not have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None during 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         Prior to May 11, 1993, the Common Stock of the Company was traded principally on the NASDAQ Automated Quotation System under the symbol NGEN and also on the Boston Stock Exchange under the symbol NGF.B or NGF. During the second quarter of 1993, the Company's Common Stock was delisted from both the Boston Stock Exchange and the NASDAQ Automated Quotation System. The Company's Common Stock now trades in the over-the-counter market "Bulletin Board Service" under the symbol NGNF. The following table sets forth the high and low closing bid quotations for the Common Stock as reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 1997 and 1998. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                    High Bid         Low Bid
                                    --------         -------

1997

         First Quarter              $0.0001          $0.0001
         Second Quarter             $0.0001          $0.0001
         Third Quarter              $0.0001          $0.0001
         Fourth Quarter             $0.0001          $0.0001


1998
         First Quarter              $0.0003          $0.0001
         Second Quarter             $0.0001          $0.0001
         Third Quarter              $0.0001          $0.01
         Fourth Quarter             $7.50            $0.07


         On March 25, 1999, there were approximately 525 registered holders of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. During 1997 the Series A Preferred Stock and Series B Preferred Stock of the Company were retired. At the retirement date accrued and unpaid dividends were $787,500 and $111,600, respectively, substantially all of which were subsequently paid. See "Certain Transactions - Payment of Liquidation Preferences and Issuance of Senior Preferred Stock" in Part III below.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

         Financial Condition
         -------------------

         From October 1993, when it sold its previous natural foods distribution business to American Foods (the "Asset Sale"), through the end of 1998 the Company had no revenues from operations.

         During this period, the Company received revenues from notes issued to it in connection with its 1993 Asset Sale. During 1997 and 1998 the Company was required, by the terms of its then outstanding Series A and Series B Preferred Stock (which required payment of liquidation preferences upon a sale or transfer of substantially all the assets of the Company) to pay out the applicable liquidation preferences to Flum Partners, the holder of those series.

         As previously reported, the Company issued to Flum Partners at the end of 1997 and in the first quarter of 1998 a total of $1.8 million of cash, plus 1,100,000 shares of its new Senior Preferred Stock (convertible into 3,598,299 shares of Common Stock) in payment of the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock. This cash payment effectively dissipated all of the Company's liquid assets as at the end of 1997 and the share issuance gave Flum Partners the right to own and vote 90% of the Company's outstanding equity shares. See "Certain Transactions" in
Part III below.

         Jerome Flum's employment contract was terminated effective December 1, 1997 and he agreed, for a twelve-month period, to attempt to identify and consummate a transaction which would increase the value of the Company.

          As described under "Business," during 1998 the Company located, investigated and negotiated the purchase of the CreditRisk Monitor ("CRM") business then owned by Market Guide Inc. ("MGI"). In September 1998 the Company purchased an option to purchase the assets of the CRM business for approximately $2,390,000. It exercised its option on December 29, 1998 and the transaction closed effective January 19, 1999. The terms of the purchase price and the Company's notes issued in connection therewith are described under "Business" and in the Notes to the Company's Consolidated Financial Statements.

          In order to raise funds to pay the $1.23 million cash portion of the purchase price for the CRM assets, the costs of the acquisition and to have sufficient working capital to continue to develop and run that business, the Company completed a private placement of 1,300,000 shares on January 19, 1999 of its Common Stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million. Management believes that the proceeds of this offering will provide adequate working capital to fund operating losses of CRM until cash breakeven has been achieved.

         The transactions described above, along with the issuance of 2,000 shares of Common Stock to Flum Partners in November 1998 in consideration of its provision to the Company of a line of credit and the conversion by Flum Partners of its Senior Preferred shares into Common Stock on or about January 20, 1999, resulted in Flum Partners owning more than 72% of the Company's outstanding Common Stock (which is its only equity security now outstanding) after the 1998 Private Placement.

         At December 31, 1998, the Company had cash, cash equivalents and other liquid assets of $13,400 compared to $1,400,051 of liquid assets at December 31, 1997, and had working capital of $30,628, compared to working capital of $54,067 at December 31, 1997. This reflected the cash payment to Flum Partners in respect of the Series A Preferred Stock and Series B Preferred Stock. The Company has no bank lines of credit or other currently available credit sources.

         Funds from the 1998 Private Placement became available to the Company on or about January 19, 1999, at which date the Company paid the cash portion of the purchase price for the CRM assets, paid the expenses of the purchase transaction and retained the remaining proceeds for use as working capital over the next two years.

         The purchase of the CRM business in January 1999 transformed the Company into an operating company with revenues from operations and increased its employee base from 1 employee in 1998 to 15 full time employees and 1 consultant as of March 25, 1999.

          During the next 12 months the Company plans to expand its Internet-based credit reporting product substantially, increasing the number of public companies on which it supplies credit reports to its customers from 575 to approximately 8,000 during the first half of 1999. The Company is also developing a database and credit reporting system which will expand its product line from Internet generated credit reports on public companies to on-line credit reports on privately held companies as well.

Operations
----------

         1998 vs. 1997 and 1997 vs. 1996

         The Company terminated its business as a food manufacturer on October 22, 1993, when it sold its operations in the 1993 Asset Sale. It conducted no operations in the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998.

         Net loss for the year ended December 31, 1997 was ($81,049) or ($0.67) per share, reflecting selling, general and administrative expenses, including the Chairman's compensation expense, and a loss on investments, in excess of interest and dividend income.

         Net loss for the year ended December 31, 1998 was ($23,439) or ($0.06) per share, reflecting selling, general and administrative expenses in excess of interest and dividend income. The Company eliminated the Chairman's compensation expense when Mr. Flum's employment contract was terminated. After the distribution of assets to Flum Partners, the Company had no substantial investment income.

Federal Tax Considerations
--------------------------

         The Company has available net operating loss carryforwards ("NOLs") which may be used to reduce its Federal income tax liability. However, provisions contained in the Internal Revenue Code of 1986, as amended (the "Code"), may impose substantial limitations upon the Company's ability to utilize its NOLs. For example, the Company may be subject to the so-called "alternative minimum tax" which does not always permit full utilization of NOLs otherwise available.

          Limitations imposed by Section 382 of the Code upon the availability of NOLs would apply if certain changes were to occur in ownership of the Company. Thus, the Company's utilization of its carryforwards in the future may be deferred and/or reduced if the Company undertakes further equity financings or if certain other changes occur in the ownership of the Common Stock. Finally, if the Company becomes an investment company subject to the Investment Company Act of 1940, it will no longer be entitled to a deduction for NOLs. See "Business - Net Operating Loss Carryforwards". For information regarding the amounts and expiration dates of the Company's NOLs, see Note 2 to the Company's Consolidated Financial Statements.

Year 2000 Planning
------------------

          The Company has implemented a Year 2000 program to ensure that the Company's and the Company's vendors' and business partners' computer systems and applications will function properly beyond 1999. The Company's current principal supplier of data for use in the preparation of the Company's credit analyses reports is MGI. Pursuant to the outstanding Database License Agreement, MGI has agreed to furnish data which is year 2000 compliant. The Company has also identified vendor and business partner software with which it electronically interacts, and has requested Year 2000 compliance certifications. The Company has received assurances from those vendors and business partners whose systems are not currently Year 2000 compliant that the necessary modifications, or new versions of software, will be made available by 2000. The Company has reviewed and tested all of its computers systems and Internet-based products and determined that they are all Year 2000 Compliant. The Company defines "Year 2000 Compliant" as the ability of its hardware and software to recognize and properly process data beyond December 31, 1999 as well recognizing that the Year 2000 is a leap year and that any calculations dependent upon knowing this fact will be performed correctly. The Company's cost to comply with the Year 2000 initiative is not expected to be material.

Risks and Other Considerations
------------------------------

          From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" and similar expressions are intended to identify forward looking statements. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to the following in addition to those set forth elsewhere herein or in other filings made by the Company with the Commission:

          CRM is a relatively new venture with a limited operating history and history of significant losses. There can be no assurances that the Company will be immediately profitable or will not incur losses in the future.

          The Company is subject to competition from firms that have greater financial, management, sales and technical resources than the Company. The Company's success also depends to a significant degree to the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon the Company.

          The market price of the Company's common stock may be volatile at times in response to fluctuations of the Company's operating results, changes in analyst earnings estimates, market conditions as well as general conditions and other factors general to the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company as of and for the years ended December 31, 1998 and 1997, together with the report of Clifton Gunderson L.L.C., independent auditors, are set forth at pages F-1 to F-18 of this Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

Directors and Executive Officers
--------------------------------

         The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the Company.


Name                                         Age               Principal                               Officer or Director
                                                               Occupation/Position                     Since
                                                               Held with Company


Jerome S. Flum                               58                Chairman of the                         1983
                                                               Board/President/
                                                               Chief Executive Officer

Lawrence Fensterstock                        48                Senior Vice President                   January 20, 1999

Richard J. James                             59                Director                                1992

Leslie Charm                                 55                Director                                1994

          The sole officer of the Company in 1998 was Mr. Flum, Chairman, President and Chief Executive Officer.

         Jerome S. Flum has been a director of the Company since 1983. He was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. He resigned as President in 1988 and resumed that position effective December 1989. Mr. Flum, an attorney, has been, for more than five years, the sole General Partner of Flum Partners, a New York limited partnership which was organized in 1972. Since 1995, Mr. Flum has been Chairman of China Capital Corp., a privately held consulting and management company headquartered in Bethesda, Maryland.

         Lawrence Fensterstock became an employee and was elected to his current offices in January 1999. Prior thereto he had been employed by MGI since 1996 to assist in the formation and management of CRM. From 1993 until 1996, he was chief operating and financial officer of Information Clearinghouse Incorporated d/b/a F&D Reports ("ICI") a credit information service. Prior thereto, he was vice president, controller and acting chief financial officer of Joyce International, Inc., a private entity formed to acquire the office products operations of Litton Industries. He is a certified public accountant who began his career in 1973 with Arthur Andersen & Co.

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

Key Employees
-------------

         In addition to the executive officers and directors described above, the following persons constitute key employees of the Company.

         Albert Fensterstock, age 61, cousin of Lawrence Fensterstock, is one of the creators of CreditRisk Monitor and is in charge of new product development, enhancements and modifications to CRM's service. At CRM, he developed a bankruptcy prediction model that has been published by the Credit Research Foundation. Prior to joining CRM in 1996, he was Managing Director of ICI from its inception in November 1992 through January 1994, and from July 1995 through August 1996, where he created F&D Reports and was responsible for day-to-day operations, technological innovation, product development and product quality control.

         William H. Gerold, IV, age 46, joined the Company in February 1999 as Vice President of Information Technology. He has over 20 years experience in computer technology and systems. For more than six years prior to joining the Company he was president and sole shareholder of GudAnuf, Inc., a computer consulting firm specializing in the financial, human resources and manufacturing industry segments.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission

("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 1998, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with, except for Jerome S. Flum who filed a Form 4 and 5 late and Flum Partners who filed a Form 4 and 5 late.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ended December 31, 1998, 1997 and 1996, the compensation of the Chief Executive Officer. The Company had no other executive officers during that period. The table also shows the compensation of the Company's Senior Vice President, Lawrence Fensterstock, who is an executive officer and would have been listed in the table if he had held that position at the end of 1998. Mr. Fensterstock was named as Senior Vice President and Assistant Secretary of the Company effective January 20, 1999.

                           SUMMARY COMPENSATION TABLE


                                     Annual
                                     Compensation(2)                    Long Term Compensation
                                                                        Number of
Name and Principal                                                      Securities                    All Other
Positions                            Year         Salary                Underlying Options            Compensation

Jerome S. Flum,                      1998         $ -0-(1)              150,000                        None
Chairman, President                  1997         $113,859
and Chief Executive                  1996         $121,506
Officer

Lawrence Fensterstock,               1998         N/A                   150,000                        None
Senior Vice President                1997         N/A
                                     1996         N/A

(1) Effective December 31, 1997 Mr. Flum's Employment Agreement was terminated. See "Related Party Transactions." Beginning January 20, 1999, Mr. Flum is being compensated by the Company at the rate of $150,000 per annum, of which $90,000 per annum is being deferred until such time as the Company achieves cash flow breakeven or until the MGI Notes have been paid in full, whichever occurs sooner.

(2) No Bonus or other Annual Compensation was paid during the past three fiscal years.

Directors' Fees
---------------

         Commencing September 1994, non-employee directors receive $450 for each Board of Directors' meeting attended, up to a maximum payment of $1,800 per Director per calendar year. During 1998, non-qualified options to purchase 36,000 shares of Common Stock at a purchase price of $.0001 per share were granted to each of the two non-employee directors.

Compensation Pursuant to Stock Option Plans
-------------------------------------------

         The following table sets forth all stock options granted to the Company's Chief Executive Officer, who was the only executive officer during the last fiscal year and to the Company's Senior Vice President, who became an executive officer on January 20, 1999.


                              OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)                                               Grant
                                                                                                                     Date
                                        Individual Grants                                                            Value

                                                       Percent of Total
                             Number of Securities      Options Granted to
                             Underlying Options        Employees in Fiscal      Exercise Basic      Expiration       Present
Name                         Amount (#)                Year                     Price ($/Sh)        Date             Value

Jerome S. Flum,              150,000                   100%                     $.00011(2)          8/25/2003        (3)
Chairman, President and
CEO                                                                                                                  (5)

Lawrence Fensterstock,       150,000                   N/A                      $.00010(4)          8/25/2008        (3)(4)
Senior Vice President                                                                                                (5)

(1) No stock appreciation rights were granted to the executive officers in fiscal 1998.

(2) Represents 110% of fair market value at date of grant.

(3) 75,000 of the options granted to Mr. Flum and all of the options granted to Mr. Fensterstock, are subject to performance based compensation as described below.

(4) Represents fair market value at date of grant. Mr. Fensterstock was a consultant to the Company during 1998 and was not an employee.

(5) All options are not exercisable at least until January 2002. The fair market value of one share of Company Common Stock at December 31, 1998 was $5.00.

         Pursuant to the 1992 Incentive Stock Option Plan of the Company, on August 26, 1998 Mr. Flum was granted incentive stock options to purchase 150,000 shares of Common Stock, exercisable until August 25, 2003, at a price of $.00011, constituting 110% of the fair market value of the Common Stock on the date of issuance.

         Non-qualified options to purchase an aggregate of 530,500 shares of Common Stock were granted on August 26, 1998 and November 11, 1998 subject to Stockholder approval of the 1998 Long-Term Incentive Plan, exercisable for a ten-year term, including options to individuals who were employed as consultants to the Company in 1998 and became Company employees in 1999. All of the options were issued at exercise prices constituting the fair market price of the Common Stock on the respective grant dates, subject, however, to the Company's purchase of the CRM business, which occurred on January 19, 1999.

                                                                                            EXERCISE PRICE PER
NAME                                                    NUMBER OF SHARES                    SHARE

Lawrence Fensterstock                                   150,000                            .0001

Non-Officer                                             380,500                            .0001
Consultant/Employees


         Options to purchase an additional 72,000 shares Common Stock were issued to non-employee directors.

         In order to minimize the risk of an "owner-shift" which could limit the availability of the Company's NOL carryforwards, none of the options, including the options to non-employee directors, will vest or be exercisable, under any circumstances, prior to the expiration of three years from the closing of the 1998 Private Placement, unless accelerated in the sole discretion of the Company.

         All of the 530,500 options (including those granted to Lawrence Fensterstock) and 75,000 of the options granted to Mr. Flum may be exercised prior to their final two years only in installments upon the Company attaining certain specified gross revenue and pre-tax profit margin objectives as set forth in the table below, unless such objectives are modified in the sole discretion of the Board of Directors. In order to achieve the vesting of the applicable percentage of options at each level, both the minimum sales amount and the pre-tax operating margin tests for that level must be met.

                                    MINIMUM ANNUAL

                                                                                                        Cumulative
                                                                                Options Vested             Options Vested
                                                 Pre-Tax Operating
   Level             Gross Sales                       Margin
     1                $3 Million                        20%                           6.7%                      6.7%
     2                $4 Million                        23%                           6.7%                      13.4%
     3                $5 Million                        27%                          10.0%                      23.4%
     4                $6 Million                        36%                          10.0%                      33.4%
     5               $7.5 Million                       39%                          13.3%                      46.7%
     6                $9 Million                        42%                          13.3%                      60.0%
     7               $11 Million                        45%                          16.6%                      76.6%
     8               $14 Million                        48%                          16.6%                      93.2%
     9               $17 Million                        48%                           6.8%                     100.0%


         Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in whole or in part according to a formula based on the value of the Company at the time of such change in control.

ITEM 11. SECURITY HOLDINGS OF PRINCIPAL STOCKHOLDERS AND
         MANAGEMENT

         The following table sets forth as of March 25, 1999 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

                                                                                               PERCENTAGE OF
                                                    NUMBER OF SHARES                           OUTSTANDING
NAME                                                OF COMMON STOCK(1)                         COMMON STOCK
Flum Partners(2)                                      3,797,128(3)                                71.62%
Jerome S. Flum(1)                                     3,910,353(4)                                73.75%
Richard J. James(1)                                       1,000                                   -----*
Leslie Charm(1)                                           1,000                                   -----*
All directors and officers                             3,912,353(4)                               73.79%
(as a group (4 persons))
*less than 1%

(1) Does not give effect to (a) the issuance of options to purchase up to 638,000 shares of Common Stock granted or to be granted to ten officers, employees and consultants, (b) options to purchase 150,000 shares granted to Mr. Flum pursuant to the 1992 Incentive Stock Option Plan of the Company, and (c) options to purchase an aggregate of 36,000 shares granted to each of the other directors. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 1,000 shares of Common Stock granted to each of the non-employee directors which are immediately exercisable.

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Includes 3,598,299 shares of Common Stock issued upon the conversion on January 20, 1999 of the Senior Preferred Stock owned by Flum Partners.

(4) Includes 3,797,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 3,910,353 shares of Common Stock, or 73.75% of the outstanding shares of Common Stock (giving effect to the Senior Preferred Stock Conversion and the issuance of stock to Investors in the 1998 Private Placement) may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act"). Does not include options to purchase 150,000 shares granted to Mr. Flum under the 1992 Incentive Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions
--------------------

Payment of Liquidation Preferences and Issuance of Senior Preferred Stock

         Under the terms of the Company's previously outstanding Series A Preferred Stock and Series B Preferred Stock, a sale or transfer of substantially all of the assets of the Company was deemed to be a liquidation, dissolution or winding up of the Company for purposes of determining the payment of the liquidation preferences on the Series A Preferred Stock and Series B Preferred Stock. Accordingly, the 1993 Asset Sale entitled Flum Partners, the holder of all of the outstanding Series A Preferred Stock and Series B Preferred Stock, to payment of the applicable liquidation preferences and accrued and unpaid dividends.

         In November 1997 Flum Partners delivered a letter to the Company demanding payment of the applicable liquidation preferences on the Series A Preferred Stock and Series B Preferred Stock ($1,175,000 in the case of the Series A Preferred Stock and $310,000 in the case of the Series B Preferred Stock) and accrued and unpaid dividends on such shares. On the date of the delivery of the demand, accrued dividends on the Series A Preferred Stock amounted to $787,500 and accrued dividends on the Series B Preferred Stock amounted to $111,600. Accordingly, the aggregate amount payable pursuant to the demand of Flum Partners was approximately $2,960,000.

         Since Flum Partners is an affiliate of Mr. Jerome Flum, a member of the Board, and because of Mr. Flum's interest in Flum Partners and in the transaction, the Board formed an Independent Committee consisting of independent Board members to consider the letter from Flum Partners.

         The Independent Committee met and reviewed the Company's financial situation at such time. The Company had approximately $1.89 million of cash and cash equivalents, and it was deemed prudent for the Company to maintain a cash balance of approximately $90,000 for potential claims and other expenses and for working capital to enable the Company to attempt to identify new business opportunities. Thus, $1.8 million of cash was available for payment of the liquidation preferences and accrued dividends on the Series A and Series B Preferred Stock, leaving an unpaid amount of approximately $1.16 million of cash.

         The Independent Committee then engaged in discussions with Mr. Flum, representing Flum Partners. Pursuant to such discussions, Flum Partners agreed to accept, in payment of the unpaid $1.16 million of cash, shares of a new series of convertible senior preferred stock ("Senior Preferred Stock"), with an aggregate liquidation preference equal to $1.1 million, which was $60,000 less than the unpaid liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock. The new series of Senior Preferred Stock did not accrue dividends, but was convertible into 90% of the Company's Common Stock on a fully-diluted basis. The new Senior Preferred Stock was "participating", in that, upon a liquidation or sale of the Company, and after the Senior Preferred Stock received its liquidation preference, the Senior Preferred Stock would share ratably with the Common Stock on an "as converted" basis.

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

         In its deliberations as to the fairness of the transaction, the Board considered the following factors: (i) Mr. Flum agreed to terminate his existing Employment Agreement with the Company, saving the Company an aggregate of approximately $190,000 in salary expense; (ii) the Senior Preferred Stock would not accrue dividends, saving the Company approximately $157,000 in annual dividends; (iii) the Senior Preferred Stock had a liquidation preference of approximately $60,000 less than the aggregate amount payable in respect of the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock (in this regard the Board recognized that the Series A and Series B Preferred Stock had aggregate liquidation preferences (plus accrued dividends) of approximately $2.96 million); and (iv) that Mr. Flum would attempt for a period of twelve months to identify and consummate a transaction which would increase the value of the Company. With regard to the factors described, the Board recognized that in any such transaction, the Senior Preferred Stock would be entitled to its liquidation preference before any distributions to common stockholders. The Independent Committee also noted that, if it did not accept the proposal of Flum Partners, the Board would be obligated to pay all of the Company's cash to Flum Partners in partial satisfaction of the liquidation preferences, and then to proceed with the final liquidation of the Company, which would result in the holders of Common Stock not receiving anything.

         In accordance with the foregoing, the Company issued to Flum Partners at the end of 1997 and in the first quarter of 1998 a total of 1,100,000 shares of Senior Preferred Stock and $1.8 million of cash in payment of the liquidation preferences and accrued dividends on the Series A Preferred Stock and Series B Preferred Stock.

Interest of Certain Persons and Conflicts of Interest
-----------------------------------------------------

         As a consequence of the payment of the liquidation preferences of the Series A Preferred Stock and Series B Preferred Stock, the issuance and subsequent conversion of the Senior Preferred Stock, and the purchase of shares by Flum Partners in the private placement, and as described above, Jerome S. Flum, the Chairman of the Board, Chief Executive Officer and President of the Company, individually and through Flum Partners, beneficially owns 3,910,353 shares of Common Stock. In addition, Mr. Flum has been granted Incentive Stock Options ("ISOs") to purchase 150,000 shares of the Common Stock at an exercise price of $.00011 per share (equal to 110% of the fair market value of the Common Stock on the date of grant).

Related Party Transactions
--------------------------

         The Company entered into an employment agreement with Mr. Flum, effective as of July 1, 1992, which provided for Mr. Flum to serve as the Chairman and Chief Executive Officer of the Company until June 30, 1999, unless sooner terminated by the Company for cause, or upon death or permanent disability. As more fully described above, Mr. Flum agreed to a termination of his Employment Agreement effective December 1, 1997.

         In November 1998, Flum Partners, an investment limited partnership which during 1998 owned 90% of the Company's outstanding voting shares, and the general partner of which is Jerome S. Flum, the Company's Chairman, President and CEO, provided the Company with a line of credit of up to $20,000 of which only $5,500 was drawn upon. In consideration thereof, the Company issued to Flum Partners 2,000 shares of Common Stock. In addition, Flum Partners purchased 160,000 shares of Common Stock as a participant in the 1998 Private Placement and agreed to convert all of its 1,100,000 shares of Senior Preferred Stock into 3,598,299 shares of Common Stock on or prior to the closing of the Private Placement. This conversion was effected as of January 20, 1999.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K
(a) Exhibits

 2        -    Copy of the Asset Purchase Agreement dated December 29, 1998. (9)
 3(1)A    -    Copy of the Company's Restated Articles of Incorporation. (1)
 3(3)B    -    Copy of the Company's Certificate of Amendment to the Articles of
               Incorporation, dated August 31, 1987. (2)
 3(u)C    -    Copy of the Company's By-Laws as amended April 27, 1987. (2)
 3(i)D    -    Certificate of Designations for Series A Preferred Stock,
               together with Certificate of Amendment thereto and Second
               Certificate  of  Amendment thereto. (3)
 3(i)E    -    Certificate of Designations for Series B Preferred Stock. (4)
 3(i)F    -    Third   Certificate  of  Amendment  of  The  Certificate  of
               Designations of Series A Preferred Stock. (8)
 3(i)G    -    Certificate of Amendment of The Certificate of Designations of
               Series B Preferred Stock. (8)
 3(i)H    -    Certificate of Designations of Senior Preferred Stock. (8)
 10-A     -    Copy of Company's 1992 Stock Option Plan. (7)
 10-B     -    Copy of Company's 1985 SAR and Non-Qualified Stock Option Plan.
               (3)
 10-C     -    Copy of Employment  Agreement  dated as of July 1, 1992 between the Company and Jerome Flum. (7)
 10-D     -    Copy of 1988 Amendments to Company's 1985 SAR and Non-Qualified
               Stock Option Plan. (5)
 10-E     -    Letter  Agreement  dated  November  12, 1990 by and between New
               Generation Foods, Inc. and Jerome S. Flum. (6)
 10-F     -    Letter  Agreement  dated  November  27, 1990 by and between New
               Generation Foods, Inc. and Jerome S. Flum. (6)
 10-G     -    Registration  Rights  Agreement  dated November 12, 1990 by and between New Generation Foods, Inc. and Jerome S. Flum. (6)
 10-H     -    Letter Agreement dated November 18, 1997 between New  Generation
               Foods, Inc., Flum Partners and Jerome Flum. (8)
 10-I     -    Copy of Company's 1998 Long-Term Incentive Plan.
 11       -    Statements regarding computation of per share earnings.
 21       -    Subsidiaries of the Company.
 27       -    Financial Data Schedule.

(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-18 (File No.1-67055C) and incorporated herein by reference thereto.
(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1988 (File No. 0-10825) and incorporated herein by reference thereto.
(3) Filed as an Exhibit to Registrant's Registration Statement on Form S-2 (File No. 33- 17446) and incorporated herein by reference thereto.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33- 17446) filed October 25, 1989 and incorporated herein by reference thereto.
(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1989 (File No. 0-10825) and incorporated herein by reference thereto.
(6) Filed as an Exhibit to Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form S-3 filed November 15, 1991 (File No. 33-17446) and incorporated herein by reference thereto.
(7) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992 (File No. 0-10825) and incorporated herein by reference thereto.
(8) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1997 (File No. 0-10825) and incorporated herein by reference.
(9) Filed as an Exhibit to Registrant's Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.


                        DOCUMENTS AVAILABLE UPON REQUEST

         Exhibits 10-I, 11, 21 and 27 are filed with this Form 10-KSB. All other exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company's cost of providing and mailing the exhibits by writing to:

     Office of the Senior Vice  President,  New  Generation  Foods,  Inc.  d/b/a
CreditRiskMonitor.com,   2001  Marcus  Ave.,   Suite  W290,  Lake  Success,   NY
11042-1011.

(b) Reports on Form 8-K

     The following Reports on Form 8-K were filed during the last quarter of 1998:

     Report on Form 8-K dated December 30, 1998 and filed on January 14, 1999 reporting the exercise by the Company of its option to purchase the assets of the CreditRisk Monitor credit information service from Market Guide Inc.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT.................................................F-2


FINANCIAL STATEMENTS

         Consolidated Balance Sheets - December 31, 1998 and 1997............F-3

         Consolidated Statements of Operations - Years Ended
              December 31, 1998 and 1997.....................................F-4

         Consolidated Statements of Stockholders' Equity (Deficit) -
              Years Ended December 31, 1998 and 1997.........................F-5

         Consolidated Statements of Cash Flows - Years Ended
              December 31, 1998 and 1997.....................................F-7

         Notes to Consolidated Financial Statements -
              December 31, 1998 and 1997.....................................F-8

                          Independent Auditor's Report

The Board of Directors and Stockholders
New Generation Foods, Inc.

We have audited the accompanying consolidated balance sheets of New Generation Foods, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Generation Foods, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


CLIFTON GUNDERSON L.L.C.


Peoria, Illinois
March 17, 1999


                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                1998             1997
                                                                                ----             ----
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $       13,400       $  1,400,051
     Purchase option (Note 6)                                                          115,000            -
                                                                                ---------------   ---------------


TOTAL ASSETS                                                                    $      128,400       $  1,400,051
                                                                                ===============   ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable - shareholder                                             $        5,908     $      460,000
     Dividends payable                                                                    -               840,000
     Accrued franchise taxes                                                            45,580             45,200
     Accrued expenses                                                                   46,284                784
                                                                                ---------------   ----------------

                  Total current liabilities                                             97,772          1,345,984
                                                                                ---------------   -----------------


REDEEMABLE CONVERTIBLE VOTING
     SENIOR PREFERRED STOCK, $.01 par
     value (stated at liquidation value of $1.00 per
     share).  Authorized 1,100,000 shares; issued
     and outstanding 1,100,000 shares (Note 3)                                       1,100,000          1,100,000
                                                                                ---------------   ----------------


STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3 and 4)
     Cumulative Convertible Voting Preferred Stock, $.01
         par value:
         Series A.  Authorized 2,333,333 shares; no shares
              issued and outstanding                                                         -                  -
         Series B (stated at liquidation value of $1.00 per
              share).  Authorized 350,000 shares; no shares
              issued and outstanding                                                         -                  -
     Common stock, $.01 par value.  Authorized 25,000,000
         shares; issued and outstanding 399,830                                          3,998              3,998
     Additional paid-in capital                                                     22,818,930         22,818,930
     Retained deficit                                                              (23,892,300)       (23,868,861)
                                                                                ---------------   ----------------

                  Total stockholders' equity (deficit)                              (1,069,372)        (1,045,933)
                                                                                ---------------   ----------------


TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                                           $      128,400   $      1,400,051
                                                                                ===============   ================

These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1998 and 1997


                                                                                          1998            1997
                                                                                          ----            ----
OPERATING EXPENSES
     Selling, general, and administrative                                            $     28,216    $      48,347
     Chairman's compensation expense                                                           -           113,859
                                                                                     ------------    -------------
                  Total operating expenses                                                 28,216          162,206
                                                                                     ------------    --------------
                  Operating loss                                                          (28,216)        (162,206)
                                                                                     ------------    -------------


OTHER INCOME (DEDUCTIONS)
     Interest and dividend income                                                           7,700           96,790
     Gain (loss) on investments                                                                 2          (15,633)
                                                                                     ------------    -------------
                                                                                            7,702           81,157
                                                                                     ------------    --------------
                  Loss before income taxes                                                (20,514)         (81,049)

INCOME TAXES (Note 2)                                                                       2,925               -
                                                                                     ------------     ------------
NET LOSS                                                                             $    (23,439)   $     (81,049)
                                                                                     ============    =============

NET LOSS PER SHARE (Note 5)
     Basic                                                                           $   (0.06)      $   (0.67)
                                                                                     =========       =========
     Dilutive                                                                        $   (0.06)      $   (0.67)
                                                                                     =========       =========


These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.




                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 1998 and 1997


                                                                                           Preferred Stock
                                                                                              Series A
                                                                                       Shares           Amount

BALANCE AT DECEMBER 31, 1996                                                           2,333,333      $1,750,000

     Redemption and conversion of preferred stock (Note 3)                            (2,333,333)     (1,750,000)
     Preferred stock dividends (Note 3)                                                       -              -
     Net loss for year ended December 31, 1997                                                -              -
                                                                                   -------------   --------------


BALANCE AT DECEMBER 31, 1997
                                                                                              -              -
     Net loss for year ended December 31, 1998                                                -              -
                                                                                   -------------   --------------


BALANCE AT DECEMBER 31, 1998                                                                  -    $         -
                                                                                   =============   ==============

                                       F-5


        Preferred Stock                                      Additional           Retained              Total
           Series B                   Common Stock             Paid-in            Earnings          Stockholders'
     Shares        Amount          Shares       Amount         Capital            (Deficit)            Equity
     ------        ------          ------       ------         -------            ---------            ------

      310,000     $  310,000       399,830     $  3,998      $22,818,930        $(22,936,481)        $1,946,447

     (310,000)      (310,000)           -            -                  -                  -         (2,060,000)
           -              -             -            -                  -           (851,331)          (851,331)
           -              -             -            -                  -            (81,049)           (81,049)
  -----------   ------------   -----------     --------    ---------------   -----------------           -------


           -              -        399,830        3,998       22,818,930         (23,868,861)        (1,045,933)

           -              -             -            -                  -            (23,439)           (23,439)
  -----------   ------------   -----------     --------    ---------------   -----------------           -------


           -    $         -        399,830     $  3,998    $  22,818,930     $   (23,892,300)      $ (1,069,372)
  ===========   ============   ===========     ========    ===============   =================       ===========

These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.


                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997


                                                                                        1998             1997
                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $     (23,439)  $      (81,049)
                                                                                    -------------   --------------
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation                                                                          -             5,330
         Loss on sale or maturity of marketable investment securities                          -             5,429
         Change in assets and liabilities:
              Receivables                                                                      -            17,274
              Accounts payable (trade), accrued compensation,
                  accrued franchise taxes, and accrued expenses                          (408,212)         (10,327)
                                                                                    -------------   --------------
                  Total adjustments                                                      (408,212)          17,706
                                                                                    -------------   --------------

                  Net cash used in operating activities                                  (431,651)         (63,343)
                                                                                    -------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of purchase option                                                      (115,000)              -
                                                                                    -------------   -------------

                  Net cash used in investing activities                                  (115,000)              -
                                                                                    -------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                                      (840,000)              -
     Redemption of preferred stock                                                             -          (500,000)
                                                                                    -------------   --------------

                  Net cash used in financing activities                                  (840,000)        (500,000)
                                                                                    -------------   --------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,386,651)        (563,343)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,400,051        1,963,394
                                                                                    -------------   --------------


CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $      13,400   $    1,400,051
                                                                                    =============   ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
     Cash paid during the year for taxes                                            $       2,925   $           -
                                                                                    =============   =============


SUPPLEMENTAL DISCLOSURE OF NONCASH
     FINANCING ACTIVITIES
     Partial conversion of Preferred Stock, Series A, to
         Senior Preferred Stock                                                     $          -    $    1,100,000
                                                                                    =============   ==============


REDEMPTION OF PREFERRED STOCK, SERIES B,
     AND REMAINING SERIES A THROUGH
     ACCOUNTS PAYABLE - SHAREHOLDER                                                 $          -    $      460,000
                                                                                    =============   ==============

These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Organization and Description of Business

New Generation Foods, Inc. (the "Company") is a publicly traded company engaged in the active search for acquisition opportunities which have attractive valuations and which meet its financial acquisition criteria.

(b)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spicer's International, Inc. and NGF Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)    Use of Estimates in Preparing Financial Statements

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

(e)    Income Taxes

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

(f)    Earnings (Loss) Per Share

Earnings (loss) per share is computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which was adopted retroactively by the Company at December 31, 1997. Amounts reported as earnings (loss) per share for each of the two years in the period ended December 31, 1998 reflect the earnings (loss) available to stockholders for the year divided by the weighted average of common shares outstanding during the period.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)    Stock Option Plans

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

(h)    Fair Value of Financial Instruments

The Company believes the recorded value of cash and cash equivalents, purchase option, accounts payable, dividends payable, accrued franchise taxes, and accrued expenses approximates fair value because of the short maturity of these financial instruments.


NOTE 2 - INCOME TAXES

Components of income tax expense for 1998 are as follows:

                                             Federal       State        Total

Current                                  $      -      $  2,925     $   2,925
Deferred                                        -            -             -
                                          ---------     --------     --------

Total                                    $      -      $  2,925     $   2,925
                                         =========     ========     =========

The actual tax expense for 1998 and 1997 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income (loss) before income taxes) as follows:

                                                         1998            1997
                                                         ----            ----

Computed "expected" benefit                      $     (6,975)   $     (27,557)
Expiration of net operating loss carryforward         760,920          652,937
Expiration of investment tax carryforward              21,000            8,877
Underaccrual of prior year taxes                        2,925               -
Decrease in valuation allowance                      (774,143)        (633,605)
Other                                                    (802)            (652)
                                                  ------------    -------------

Income tax expense                               $      2,925    $          -
                                                   ============    ============

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 2 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are as follows:

                                                    1998              1997
                                                    ----              ----
Deferred tax assets:
     Net operating loss carryforwards       $    4,724,640   $    5,478,012
     Investment tax credit carryforwards            35,000           55,771
     Alternative minimum tax carryforward            6,655            6,655
                                            --------------   --------------

     Total gross deferred tax assets             4,766,295          5,540,438

Less valuation allowance                        (4,766,295)        (5,540,438)
                                                -----------       ------------

Net deferred tax assets                      $           -    $           -
                                              ==============   =============

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of $774,143 and $633,605, respectively.

At December 31, 1998, the Company has net operating loss carryforwards as follows which are available to offset future federal taxable income, if any, through 2018. The Company also has investment tax credit carryforwards as follows which are available to reduce future federal income taxes, if any, through 2000.

                     Net                                 Investment                                 Year of
               Operating Loss                            Tax Credit                               Expiration

              $     2,332,000                           $    16,000                                1999
                    3,436,000                                19,000                                2000
                    1,750,000                                    -                                 2001
                    1,434,000                                    -                                 2002
                    1,512,000                                    -                                 2003
                    1,131,000                                    -                                 2004
                      805,000                                    -                                 2005
                      547,000                                    -                                 2006
                      574,000                                    -                                 2007
                      238,000                                    -                                 2008
                      114,000                                    -                                 2017
                       23,000                                    -                                 2018
              ---------------                           -----------

              $    13,896,000                           $    35,000
              ===============                           ===========

                                      F-10

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 3 - PREFERRED STOCK

During 1987, 5,000,000 shares of preferred stock $.01 par value, were authorized by the stockholders.

The sale or transfer of substantially all of the assets of the Company is deemed to be a liquidation, dissolution or winding-up of the Company for the purposes of determining when the liquidation preference of the holders of the Series A and Series B Preferred Stock is to be paid. Accordingly, upon consummation of the sale of substantially all of the Company's assets in October 1993, the holders of the Series A and Series B Preferred Stock were entitled to receive preference in liquidation before any distribution to the holders of the common stock.

(a)    Senior Preferred Stock

On November 17, 1997, the Company received a letter from the holder of all of the shares of the Series A and Series B Preferred Stock, a related party, demanding payment of the liquidation preference and accrued dividends relative to those shares. The total amount payable pursuant to this demand was approximately $2,959,000. On November 18, 1997, the Company's Board of Directors approved settlement of this demand by issuing $1,100,000 of Senior Preferred Stock, agreeing to pay $1,800,000 in cash, and agreeing to give computer equipment and a Company car to the shareholder. Also, as part of the settlement, the Chief Executive Officer of the Company, who was also a representative of the shareholder, agreed to terminate his existing employment agreement effective December 1, 1997. At December 31, 1997, there was $1,300,000 of cash owed to the shareholder for this settlement which was paid during 1998.

During 1997, 1,100,000 shares of Senior Preferred Stock were authorized and issued. Each share of the Senior Preferred Stock was convertible into 3.2711808 common shares based upon a ratio utilizing a conversion price of $.3057 per share. The ratio was determined by dividing $1.00 by the conversion price in effect at the time of conversion. The conversion price was subject to adjustment in certain events, including the issue or sale of common stock or any convertible securities, rights, or related rights for a consideration per share of common stock less than the conversion price in effect immediately prior to the issuance of such common stock or convertible securities, rights, or related rights. In such event, the conversion price would be reduced to the consideration per share of common stock paid in connection with the issuance of common stock or any convertible securities, rights, or related rights. At December 31, 1998, the Senior Preferred Stock was convertible in the aggregate into 3,598,299 common shares and was converted in full during January 1999. The Senior Preferred Stock had a liquidation preference of $1.00 per share.

Each holder of shares of Senior Preferred Stock was entitled to the number of votes equal to the number of shares of common stock into which such shares of Senior Preferred Stock could be converted and had voting rights equal in all respects to those of the common stock into which the Senior Preferred Stock was convertible on the record date for the vote in question.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 3 - PREFERRED STOCK (CONTINUED)

(a)    Senior Preferred Stock (Continued)

The holders of the Senior Preferred Stock were entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of common stock) were paid with respect to the common stock (treating each share of Senior Preferred Stock as being equal to the number of shares of common stock into which each share of Senior Preferred Stock was then convertible).

The Senior Preferred Stock was redeemable at the option of the holders of a minimum of one-half of the aggregate number of shares then outstanding. The redemption price of the Senior Preferred Stock was equal to the sum of (i) $1.00 per share (as adjusted for any stock dividends, combination, or splits with respect to such shares) and (ii) any accumulated and unpaid dividends on any such share of Senior Preferred Stock. The redemption value at December 31, 1998 was $1,100,000.

(b)    Series A Preferred Stock

During 1988, 2,333,333 shares of Series A Cumulative Convertible Voting Preferred Stock (Series A Preferred Stock) were authorized and issued. Each share of the Series A Preferred Stock was convertible into .0297625 common shares based upon a ratio utilizing a conversion price of $25.20 per share, as adjusted, plus an amount of Special Conversion Shares, calculated each June 1 through June 1, 1992, based on an amount per share of Series A Preferred Stock of $0.0675 per annum, divided by the then conversion price. The conversion price was $25.20 at June 1, 1997. The conversion price was subject to adjustment in certain events, including the issue or sale of common stock for a consideration per share less than the lesser of the conversion price or 80 percent of the market price immediately prior to such issue or sale (except for Series A Preferred Stock conversion, exercise of warrants, options, or similar rights outstanding on the date the Series A Preferred Stock was issued).

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

During 1997, the Series A Preferred Stock was retired. At the retirement date unpaid dividends were $787,500, a majority of which were paid during 1998.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 3 - PREFERRED STOCK (CONTINUED)

(c)    Series B Preferred Stock

During 1989, 350,000 shares of Series B Preferred Stock, $.01 par value, were authorized by the Board of Directors. During 1989, 310,000 shares of Series B Cumulative Convertible Voting Preferred Stock (Series B Preferred Stock) were issued. Each share of the Series B Preferred Stock was convertible into .0294125 common shares based upon a ratio utilizing a conversion price of $34.00 per share, as adjusted, plus an amount of Special Conversion Shares, calculated on June 1, 1990 and on each June 1 thereafter through June 1, 1993, based on an amount per share of Series B Preferred Stock of $.09 per annum, divided by the then conversion price. The conversion price was $34.00 at June 1, 1997. The conversion price was subject to adjustment in certain events, including the issue or sale of common stock for a consideration per share less than the conversion price or less than an amount equal to 80 percent of the market price immediately prior to such issue or sale (except for conversion of Series B Preferred Stock, any other series of preferred stock of the Corporation issued prior to the issuance of the Series B Preferred Stock; exercise of warrants, options or similar rights outstanding on the date the Series B Preferred Stock was issued).

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

During 1997, the Series B Preferred Stock was retired. At the retirement date unpaid dividends were $111,600, a majority of which were paid during 1998.


NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

(a)    Common Stock

At December 31, 1998, 4,354,049 shares of the Company's authorized common stock were reserved for issuance under stock option plans and Senior Preferred Stock (convertible) outstanding.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (CONTINUED)

(b)    Stock Options and Stock Appreciation Rights

The Company has three stock option plans, the 1998 Long-Term Incentive Plan, which was adopted by the Company's Board of Directors on August 26, 1998 and is subject to stockholder approval within one year from the adoption date, the 1992 Incentive Stock Option Plan, and the 1985 SAR and Non-Qualified Stock Option Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The total number of the Company's shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 1998, there were options outstanding for 602,500 shares of common stock under this plan. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. Options expire on the date determined, but not more than ten years from the date of grant. The plan shall terminate ten years from the date of stockholder approval.

The Company's 1992 Incentive Stock Option Plan authorizes the grant of incentive stock options to employees of the Company. The total number of the Company's shares that may be issued or transferred pursuant to options granted under the Incentive Stock Option Plan, as amended, is 150,000 shares of common stock. At December 31, 1998, there were 150,000 options outstanding for shares of common stock under this plan. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. Options expire on the date determined, but not more than ten years from the date of grant. No option may be exercised unless the holder is then an employee of the Company, provided that such exercise may be made for no more than three months following termination of employment or one year after death while being employed. No options may be granted under this plan after June 12, 2002.

The Company's 1985 SAR and Non-Qualified Stock Option Plan authorizes the grant of stock incentives in the form of stock options and stock appreciation rights to key service personnel of the Company. The total number of the Company's shares that may be issued or transferred pursuant to stock incentives granted under the plan, as amended, is 62,500 shares of common stock. At December 31, 1998, there were options outstanding for 3,250 shares of common stock under this plan. The plan authorizes the grant of two categories of stock incentives:

(1) Stock Options. The exercise price of each option is determined by the Board of Directors. Options expire on the date determined, but not more than ten years from the date of grant.

(2) Stock Appreciation Rights. Stock appreciation rights (SARs) may be granted in one of three forms:

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (CONTINUED)

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

There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 1998 and 1997, nor are there any stock appreciation rights outstanding at December 31, 1998 and 1997.

Transactions with respect to the Company's stock option plans for the years ended December 31, 1998 and 1997 are as follows:

                                                                       Weighted
                                                                       Average
                                                    Number             Exercise
                                                    of Shares          Price

Outstanding at December 31, 1996 and 1997             3,250       $    .90412
Granted during 1998 pursuant to:
     1992 Incentive Stock Option Plan               150,000            .00011
     1998 Long-Term Incentive Plan (subject
         to stockholder approval)                   602,500            .00010
                                                 -----------       ===========

Outstanding at December 31, 1998                    755,750       $    .00399
                                                 ===========       ===========

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


 NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (CONTINUED)

(b)    Stock Options and Stock Appreciation Rights (Continued)

The  following  is  summary   information  about  the  Company's  stock  options
outstanding at December 31, 1998:

  Number of Shares             Exercise Price               Expiration Date
  ----------------             --------------               ---------------

     1,250                     $     2.18750                 March 19, 2003
   150,000                     $      .00011                 August 25, 2003
    72,000                     $      .00010                 August 25, 2004
     2,000                     $      .10200                 September 14, 2004
   505,000                     $      .00010                 August 25, 2008
    25,500                     $      .00010                 November 11, 2008
  --------

   755,750
   =======

At both December 31, 1998 and 1997, the number of options exercisable was 3,250 and the weighted-average exercise price of those options was $.90412.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock- Based Compensation, but applies APB Opinion No. 25 and related interpretations in accounting for its option plan. If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the effect on net loss and loss per share would not have been significant.


NOTE 5 - EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                                        1998             1997
                                                                                        ----             ----

Net earnings (loss)                                                                 $    (23,439)   $     (81,049)
Dividends on cumulative preferred stock                                                       -          (185,400)
                                                                                    ------------     -------------

Net earnings (loss) applicable to common stock                                      $    (23,439)   $    (266,449)
                                                                                    =============    =============

Basic average common shares outstanding                                                  399,830          399,830
                                                                                    =============    =============

Earnings (loss) per share - basic                                                   $      (0.06)    $      (0.67)
                                                                                    =============    =============

Earnings (loss) per share - dilutive                                                $      (0.06)    $      (0.67)
                                                                                    =============    =============

The effect of dilutive securities (convertible preferred stock and options) is anti-dilutive for 1998 and 1997, therefore, basic and dilutive loss per share are the same for those years.

                  NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 6 - PURCHASE OPTION

In September 1998, the Company entered into an option agreement (the "Purchase Option") to purchase the assets of the CreditRisk Monitor ("CRM") credit information service from Market Guide Inc. ("MGI"). CRM is an Internet based service providing credit reports to corporate personnel on retailing and other companies incorporating MGI developed financial information, peer and trend analysis, news, alert notifications, and other vital information. The Company paid $60,000 for the Purchase Option in addition to paid and accrued legal fees totaling $55,000. On December 29, 1998, the Company notified MGI of its intention to exercise this Purchase Option, which was consummated on January 19, 1999 (see Note 7).


NOTE 7 - SUBSEQUENT EVENTS

On January 19, 1999, the Company exercised its option to purchase the assets of CRM. The assets purchased included customer contracts, receivables, equipment, software, and intangibles. The net present value of the purchase price was approximately $2,180,000 (inclusive of the $60,000 paid for the Purchase Option in September 1998), of which $1.23 million was paid at closing and the balance is represented by two secured promissory notes (one for approximately $100,000 and the other for $790,000, net of $210,000 discount). These promissory notes provide for the deferral of principal amortization until February 2001 (for the $100,000 note which bears interest at 8.5 percent) and July 2001 (for the $1.0 million note which bears interest at 6 percent), respectively. Both notes are then payable over 24 months and are secured by the CRM assets purchased and substantially all other assets of the Company. The $1.0 million note provides for no interest through June 30, 2001, while the other note provides for the deferral of interest until debt servicing commences.

Concurrently, New Generation completed a private placement of 1,300,000 shares of its common stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million. The proceeds from this offering were used to finance the cash portion of the CRM acquisition and the remainder will be used for future working capital needs.

In anticipation of the exercise of the option, in November 1998, Flum Partners, a related party, provided the Company with a line of credit of up to $20,000 of which only $5,500 was drawn upon and, in consideration thereof, the Company agreed to issue to Flum Partners 2,000 shares of common stock. As a participant in the private placement, Flum Partners purchased 160,000 shares of common stock. In addition, as a condition to the private placement, Flum Partners agreed to convert all of its 1,100,000 shares of senior preferred stock into 3,598,299 shares of common stock on or prior to the closing of the private placement. This conversion was effected as of January 19, 1999.

This acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair values. A portion will also be allocated to in-process research and development projects that have not reached technological feasibility and have no probable alternative future uses which will be expensed in the first quarter of 1999. The balance of the purchase price will be recorded as goodwill, which will be amortized over 20 years.

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been made at the beginning of 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1998 or the results which may occur in the future.

Revenues                                               $        809,563
                                                       =================
Net earnings (loss)                                    $     (1,364,651)
                                                        ================
Earnings (loss) per share - basic                           $     (0.26)
                                                             ===========
Earnings (loss) per share - dilutive                        $     (0.26)
                                                             ===========

Earnings (loss) per share was computed on a pro forma basis giving effect to the issuance of 1,300,000 common shares, the conversion of the 1,100,000 shares of redeemable preferred stock into 3,598,299 common shares, and the issuance of 2,000 common shares to Flum Partners. All of these stock transactions were related to the acquisition.

Pending  shareholder  approval,   the  Company  plans  to  change  its  name  to
CreditRiskMonitor.com, Inc. and apply for a new stock symbol that reflects this new name.

This information is an integral part of the accompanying consolidated financial statements.

                                                    SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                  NEW GENERATION FOODS, INC.



                                                  By:/s/ Jerome Flum
                                                     ----------------
                                                     Jerome Flum
                                                     Chairman of the Board and
                                                     Chief Executive Officer
                                                     March 31, 1999

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


         Name              Position                             Date



/s/ Jerome S. Flum         Chairman of the Board and            March 31, 1999
------------------         Chief Executive Officer
Jerome S. Flum


/s/ Lawrence Fensterstock  Senior Vice President, Assistant     March 31, 1999
-------------------------  Secretary and Principal Accounting
Lawrence Fensterstock      Officer



/s/ Leslie Charm           Director                             March 31, 1999
----------------
Leslie Charm


/s/ Richard J. James       Director                              March 31, 1999
--------------------
Richard J. James

EXHIBIT 10-I



                           NEW GENERATION FOODS, INC.
                           d/b/a CreditRiskMonitor.com

                          1998 LONG-TERM INCENTIVE PLAN

         1. Purposes of the Plan. The purposes of this 1998 Long-Term Incentive Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Consultants and Non-Employee Directors of the Company and its Subsidiaries, to promote the success of the Company's business and to align the interests of the Company's stockholders and the recipients of awards under this Plan. Any one or a combination of the following awards (collectively "Awards" and individually an "Award") may be made under this Plan: (i) Options to purchase shares of Common Stock in the form of Incentive Stock Options or Non-Qualified Stock Options,
(ii) SARs in the form of Tandem SARs or Free-Standing SARs, (iii) Stock Awards in the form of Restricted Stock or Bonus Stock, and (iv) Performance Shares.

         2.  Definitions. As used herein, the following definitions shall apply:

               "Administrator"   means  the  Board  or  any  of  its  Committees
               appointed pursuant to Section 4.

               "Affiliate" of any Person shall be any other Person which controls, is controlled by, or is under common control with, such Person. As used herein, "control" shall be the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

               "Agreement"  shall  have the  meaning  provided  in  Section  9.3 hereof.

               "Award" shall have the meaning provided in Section 1 hereof.

               "Board" means the Board of Directors of the Company.

               "Bonus Stock" shall mean shares of Common Stock which are not subject to a Restriction Period or Performance Measures.

               "Bonus Stock Award" shall mean an award of Bonus Stock under this Plan.

               "Code" means the Internal Revenue Code of 1986, as amended.

               "Change in Control"  shall have the  meaning  provided in Section
               9.8 hereof.

               "Committee" means the Committee appointed by the Board of Directors in accordance with Section 4 of the Plan.

               "Common Stock" means the Common Stock, par value $.01, of the Company.

               "Company    means   New    Generation    Foods,    Inc.,    d/b/a
               CreditRiskMonitor. com, a Nevada corporation.

               "Consultant" means any person, including an advisor, who is engaged by the Company or any Parent or Subsidiary to render services and is compensated for such services, and any director of the Company whether compensated for such services or not, provided that if and in the event the Company registers any class of any equity security pursuant to the Exchange Act, the term Consultant shall thereafter not include directors who are not compensated for their services or are paid only a director's fee by the Company.

               "Continuous Status as an Employee" means the absence of any interruption or termination of the employment relationship by the Company or any Subsidiary. Continuous Status as an Employee shall not be considered interrupted in the case of: (i) sick leave;
               (ii) military leave; (iii) any other leave of absence approved by the Board, provided that such leave is for a period of not more than ninety (90) days, unless reemployment upon the expiration of such leave is guaranteed by contract or statute, or unless provided otherwise pursuant to Company policy adopted from time to time; or (iv) in the case of transfers between locations of the Company or between the Company, its Subsidiaries or its successor.

               "Employee" means any person, including officers and directors, employed by the Company or any Parent or Subsidiary of the Company. The payment of fees by the Company for a director's services as director shall not be sufficient to constitute "employment" by the Company.

               "Exchange Act" means the Securities Exchange Act of 1934, as amended.

               "Fair Market Value" means, as of any date, the value of Common Stock determined as follows.

               (i) If the Common Stock is listed on any established stock exchange or a national market system including without limitation the NASDAQ ("Nasdaq") National Market System, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported, as quoted on such system or exchange, or the exchange with the greatest volume of trading in Common Stock, for the last market trading day prior to the time of determination) as reported in The Wall Street Journal or such other source as the Administrator deems reliable;

               (ii) If the Common Stock is quoted on the Nasdaq National Market System or regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high bid and low asked prices for the Common Stock or;

               (iii) In the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Administrator.

               "Free-Standing SAR" shall mean an SAR which is not issued in tandem with, or by reference to, an Option, which entitles the holder thereof to receive, upon exercise, shares of Common Stock (which may be Restricted Stock), cash or a combination thereof with an aggregate value equal to the excess of the Fair Market Value of one share of Common Stock on the date of exercise over the base price of such SAR, multiplied by the number of shares of Common Stock with respect to which such SARs are exercised.

               "Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.

               "Non-Employee Director" shall mean any director of the Company who is not an Employee of the Company.

               "Non-Qualified Stock Option" means an Option not intended to qualify as an Incentive Stock Option.

               "Option" means a stock option granted pursuant to the Plan.

               "Optioned Stock" means the Common Stock subject to an Option.

               "Optionee" means an Employee or Consultant who receives an Option.

               "Parent" means a "parent corporation", whether now or hereafter existing, as defined in Section 424(e) of the Code.

               "Participant" means a person to whom an Award is granted under the Plan.

               "Performance Measures" shall mean the criteria and objectives, established by the Committee, which shall be satisfied or met (i) as a condition to the exercisability of all or a portion of an Option or SAR, or (ii) as a condition to the grant of a Restricted Stock Award, or (iii) during the applicable Restriction Period or Performance Period as a condition to the holder's receipt, in the case of a Restricted Stock Award, of the shares of Common Stock subject to such award. Such criteria and objectives may include criteria selected by the Committee including, but not limited to, one or more of the following: the attainment by a share of Common Stock of a specified Fair Market Value for a specified period of time, earnings per share, return on capital employed, return to stockholders (including dividends), return on equity, earnings of the Company, revenues, profit margins, market share, cash flow or cost reduction goals, or any combination of the foregoing. If the Committee desires that compensation payable pursuant to any award subject to Performance Measures be "qualified performance-based compensation" within the meaning of
               Section 162(m) of the Code, the Performance Measures shall be established by the Committee no later than the end of the first quarter of the Performance Period (or such other time designated by the Internal Revenue Service).

               "Performance Period" shall mean a period designated by the Committee during which the Performance Measures applicable to a Performance Share Award shall be measured.

               "Performance Share" shall mean a right, contingent upon the attainment of specified Performance Measures within a specified Performance Period, to receive one share of Common Stock, which may be Restricted Stock, or in lieu thereof, the Fair Market Value of such Performance Share in cash.

               "Performance Share Award" shall mean an award of Performance Shares under the Plan.

               "Permanent and Total Disability" shall have the meaning set forth in Section 22(e)(3) of the Code or any successor thereto.

               "Plan" means this 1998 Long-Term Incentive Plan.

               "Restricted Stock" shall mean shares of Common Stock which are subject to a Restriction Period.

               "Restricted Stock Award" shall mean an award of Restricted Stock under this Plan.

               "Restriction Period" shall mean a period designated by the Committee during which the Common Stock subject to a Restricted Stock Award may not be sold, transferred, assigned, pledged, hypothecated or otherwise encumbered or disposed of, except as provided in this Plan or the Agreement relating to such award.

               "SAR" shall mean a stock appreciation right which may be a Free-Standing SAR or a Tandem SAR.

               "Securities Act" means the Securities Act of 1933, as amended.

               "Share" means a share of the Common Stock, as adjusted in accordance with Section 9.7 of the Plan.

               "Stock Award" shall mean a Restricted Stock Award or a Bonus Stock Award.

               "Subsidiary" means a "subsidiary corporation", whether now or hereafter existing, as defined in Section 424(f) of the Code.

               "Tandem SAR" shall mean an SAR which is granted in tandem with, or by reference to, an option (including a Non-Qualified Stock Option granted prior to the date of grant of the SAR), which entitles the holder thereof to receive, upon exercise of such SAR and surrender for cancellation of all or a portion of such option, shares of Common Stock (which may be Restricted Stock), cash or a combination thereof with an aggregate value equal to the excess of the Fair Market Value of one share of Common Stock on the date of exercise over the base price of such SAR, multiplied by the number of shares of Common Stock subject to such option, or portion thereof, which is surrendered.

               "Tax Date" shall have the meaning set forth in Section 9.5.

               "Ten Percent Holder" shall have the meaning set forth in Section 6.1.1.

         3. Stock Subject to the Plan. Subject to the provisions of Section of the Plan, the maximum aggregate number of shares which may be awarded under the Plan is 1,500,000 shares of Common Stock. The shares may be authorized, but unissued, or reacquired Common Stock, including without limitation any shares of Common Stock which are subject to an Option, an SAR, a Performance Share Award or a Restricted Stock Award, and which were not issued prior to the expiration, termination or cancellation of the Option, SAR or Performance Share Award or which were forfeited upon the forfeiture of a Restricted Stock Award.

         4. Administration of the Plan. The Plan shall be administered by (i) the Board if the Board may administer the Plan in compliance with paragraph (d) of Rule 16b-3 promulgated under the Exchange Act ("Rule 16b-3") or any successor thereto, or (ii) a Committee designated by the Board to administer the Plan, which Committee shall be constituted in such a manner as to permit the Plan to comply with paragraph (d) of Rule 16b-3. Once appointed, such Committee shall continue to serve in its designated capacity until otherwise directed by the Board. From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies, however caused, and remove all members of the Committee and thereafter directly administer the Plan, all to the extent permitted by paragraph (d) of Rule 16b-3.

                  4.1 Powers of the Administrator. Subject to the provisions of the Plan and in the case of a Committee, the specific duties delegated by the Board to such Committee, the Administrator shall have the authority, in its discretion:

               (i) to determine the Fair Market Value of the Common Stock;

               (ii) to select the Employees, Consultants and Non-Employee Directors to whom Awards from time to time may be granted hereunder;

               (iii) to determine whether and to what extent Awards are granted hereunder, including vesting arrangements (including without limitation, in respect of a Change of Control);

               (iv) to determine the number of shares of Common Stock to be covered by each such Award granted hereunder;

               (v) to approve the Agreement for use under the Plan;

               (vi) upon a Change in Control, to determine whether to accelerate the vesting of any Awards granted hereunder;

               (vii) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any Award granted hereunder; and

               (viii) to reduce the exercise price of any Option or base price of an SAR to the then current Fair Market Value if the Fair Market Value of the Common Stock covered by such Option or such SAR shall have declined since the date the Option was or SAR granted.

          4.2 Non-Employee Directors. In granting any Awards to Non-Employee Directors, the Administrator shall be required to comply with the applicable procedures, if any, set forth in Rule 16b-3 under the Exchange Act.

          4.3 Effect of Administrator's Decision. All decisions, determinations and interpretations of the Administrator shall be final and binding.

     5. Eligibility. All Employees, Consultants and Non-Employee Directors shall be eligible to participate in this Plan. All Participants shall be selected by the Committee.

     6. Stock Options and Stock Appreciation Rights. 6.1 Stock Options. The Committee may, in its discretion, grant Options to purchase shares of Common Stock to such eligible persons as may be selected by the Committee. Each Option, or portion thereof, that is not an Incentive Stock Option, shall be a Non-Qualified Stock Option. Each Option shall be granted within ten years of the effective date of this Plan. To the extent that the aggregate Fair Market Value (determined as of the date of grant) of shares of Common Stock with respect to which Options designated as Incentive Stock Options are exercisable for the first time by a participant during any calendar year (under this Plan or any other plan of the Company, or any Parent or Subsidiary) exceeds the amount
(currently $100,000) set forth in the Code, such Options shall constitute Non-Qualified Stock Options. The terms of each Option granted by the Committee shall be embodied in an Agreement.

     Options shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable:

          6.1.1 Number of Shares and Purchase Price. The number of shares of Common Stock subject to an Option and the purchase price per share of Common Stock purchasable upon exercise of the Option shall be determined by the Committee; provided, however, that the purchase price per share of Common Stock purchasable upon exercise of an Incentive Stock Option shall not be less than 100% of the Fair Market Value of a share of Common Stock on the date of grant of such Option; provided further, that if an Incentive Stock Option shall be granted to any person who, at the time such Option is granted, owns capital stock possessing more than ten percent of the total combined voting power of all classes of capital stock of the Company (or of any Parent or Subsidiary) (a "Ten Percent Holder"), the purchase price per share of Common Stock shall be the price (currently 110% of Fair Market Value) required by the Code in order to constitute an Incentive Stock Option.

          6.1.2 Option Period and Exercisability. The period during which an Option may be exercised shall be determined by the Committee; provided, however, that no Incentive Stock Option shall be exercised later than ten years after its date of grant; provided further, that if an Incentive Stock Option shall be granted to a Ten Percent Holder, such Option shall not be exercised later than five years after its date of grant. The Committee may, in its discretion, establish Performance Measures which shall be satisfied or met as a condition to the grant of an Option or to the exercisability of all or a portion of an Option. The Committee shall determine whether an Option shall become exercisable in cumulative or non-cumulative installments and in part or in full at any time. An exercisable Option, or portion thereof, may be exercised only with respect to whole shares of Common Stock.

          6.1.3 Method of Exercise. An Option may be exercised (i) by giving written notice to the Company specifying the number of whole shares of Common Stock to be purchased and accompanied by payment therefor in full (or arrangement made for such payment to the Company's satisfaction) either (A) in cash, (B) in shares of Common Stock having a Fair Market Value, determined as of the date of exercise, equal to the aggregate purchase price payable by reason of such exercise, (C) by authorizing the Company to withhold whole shares of Common Stock which would otherwise be delivered upon exercise of the Option having a Fair Market Value, determined as of the date of exercise, equal to the aggregate purchase price payable by reason of such exercise, (D) in cash by a broker-dealer acceptable to the Company to whom the Optionee has submitted an irrevocable notice of exercise or (E) a combination of (A), (B) and (C), in each case to the extent set forth in the Agreement relating to the Option, (ii) if applicable, by surrendering to the Company any Tandem SARs which are cancelled by reason of the exercise of the Option and (iii) by executing such documents as the Company may reasonably request. The Committee shall have sole discretion to disapprove of an election pursuant to any of clauses (B)-(E) and in the case of an Optionee who is subject to Section 16 of the Exchange Act, the Company may require that the method of making such payment be in compliance with Section 16 and the rules and regulations thereunder. Any fraction of a share of Common Stock which would be required to pay such purchase price shall be disregarded and the remaining amount due shall be paid in cash by the holder. No certificate representing Common Stock shall be delivered until the full purchase price therefor has been paid.

          6.1.4 Non-Employee Directors. Any Options granted to Non-Employee Directors shall be Non-Qualified Options.

          6.2 Stock Appreciation Rights. The Committee may, in its direction, grant SARs to such eligible persons as may be selected by the Committee. The Agreement relating to an SAR shall specify whether the SAR is a Tandem SAR or a Free-Standing SAR.

          SARs shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable:

          6.2.1 Number of SARs and Base Price. The number of SARs subject to an award shall be determined by the Committee. Any Tandem SAR related to an Incentive Stock Option shall be granted at the same time that such Incentive Stock Option is granted and the base price thereof shall be the purchase price per share of Common

          Stock of the related Option. The base price of a Free-Standing SAR or an SAR granted in tandem with, or by reference to, a Non-Qualified Stock Option shall be determined by the Committee; provided, however, that such base price shall not be less than 100% of the Fair Market Value of one share of Common Stock on the date of grant of such SAR.

          6.2.2 Exercise Period and Exercisability. The Agreement relating to an award of SARs shall specify whether such award may be settled in shares of Common Stock (including shares of Restricted Stock) or cash or a combination thereof. The period for the exercise of an SAR shall be determined by the Committee; provided, however, that no Tandem SAR shall be exercised later than the expiration, cancellation, forfeiture or other termination of the related Option. The Committee may, in its discretion, establish Performance Measures which shall be satisfied or met as a condition to the exercisability of an SAR. The Committee shall determine whether an SAR may be exercised in cumulative or non-cumulative installments and in part or in full at any time. An exercisable SAR, or portion thereof, may be exercised, in the case of a Tandem SAR, only with respect to whole shares of Common Stock and, in the case of a Free-Standing SAR, only with respect to a whole number of SARs. If an SAR is exercised for shares of Restricted Stock, a certificate or certificates representing such Restricted Stock shall be issued in accordance with Section 7.2.3 and the holder of such Restricted Stock shall have such rights of a stockholder of the Company as determined pursuant to Section 7.2.4. Prior to the exercise of an SAR for shares of Common Stock, including Restricted Stock, the holder of such SAR shall have no rights as a stockholder of the Company with respect to the shares of Common Stock subject to such SAR.

          6.2.3 Method of Exercise. A Tandem SAR may be exercised (i) by giving written notice to the Company specifying the number of whole SARs which are being exercised, (ii) by surrendering to the Company any Options which are cancelled by reason of the exercise of the Tandem SAR and (iii) by executing such documents as the Company may reasonably request. A Free-Standing SAR may be exercised (i) by giving written notice to the Company specifying the whole number of SARs which are being exercised and (ii) by executing such documents as the Company may reasonably request.

     6.3 Termination of Employment.

          6.3.1 Disability. Subject to Section 6.3.6 and Section 9.8 and unless otherwise specified in the Agreement relating to an Option or SAR, as the case may be, if the employment with the Company of the holder of an Option or SAR terminates by reason of Permanent and Total Disability, each Option and SAR held by such holder shall be exercisable only to the extent that such Option or SAR is exercisable on the effective date of such holder's termination of employment and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until the earlier to occur of (i) the date set forth in the Agreement relating to such Option or SAR after the effective date of such holder's termination of employment and (ii) the expiration date of the term of such Option or SAR.

          6.3.2 Retirement. Subject to Section 6.3.6 and Section 9.8 and unless otherwise specified in the Agreement relating to an Option or SAR, as the case may be, if the employment with the Company of the holder of an Option or SAR terminates by reason of retirement on or after age 55, each Option and SAR held by such holder shall be exercisable only to the extent that such Option or SAR is exercisable on the effective date of such holder's termination of employment and may thereafter be exercised by suchholder (or such holder's legal representative or similar person) until the earlier to occur of (i) the date set forth in the Agreement relating to such Option or SAR after the effective date of such holder's termination of employment and (ii) the expiration date of the term of such Option or SAR.

          6.3.3 Death. Subject to Section 6.3.6 and Section 9.8 and unless otherwise specified in the Agreement relating to an Option or SAR, as the case may be, if the employment with the Company of the holder of an Option or SAR terminates by reason of death, each Option and SAR held by such holder shall be exercisable only to the extent that such Option or SAR is exercisable on the date of death and may thereafter be exercised by such holder's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until the earlier to occur of (i) the date set forth in the Agreement relating to such Option or SAR after the date of death and (ii) the expiration date of the term of such Option or SAR.

          6.3.4 Other Termination. Subject to Section 6.3.6 and Section 9.8 and unless otherwise specified in the Agreement relating to an Option or SAR, as the case may be, if the employment with the Company of the holder of an Option or SAR is terminated by the Company for Cause or is voluntarily terminated by such holder, each Option and SAR held by such holder shall terminate automatically on the effective date of such holder's termination of employment. "Cause" shall mean the conviction of a felony or misdemeanor, failure to abide by reasonable requests of the Company's Chief Executive Officer, the failure to perform duties as determined by the Company's Chief Executive Officer, any act of dishonesty or violation of any statutory or common law duty of loyalty to the Company.

          Subject to Section 6.3.6 and Section 9.8 and unless otherwise specified in the Agreement relating to an Option or SAR, as the case may be, if the employment with the Company of the holder of an Option or SAR terminates for any reason other than Permanent and Total Disability, retirement on or after age 55, death, Cause or voluntary termination, each Option and SAR held by such holder shall be exercisable only to the extent that such Option or SAR is exercisable on the effective date of such holder's termination of employment and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until the earlier to occur of (i) the date set forth in the Agreement relating to such Option or SAR after the effective date of such holder's termination of employment and (ii) the expiration date of the term of such Option or SAR.

          6.3.5 Death  Following  Termination of Employment.  Subject to Section
6.3.6 below and Section 9.8 and unless otherwise specified in the Agreement relating to an Option or SAR, as the case may be, if the holder of an Option or SAR dies during the period of exercisability of such Option or SAR following termination of employment for any reason other than Cause or voluntary termination, each Option and SAR held by such holder shall be exercisable only to the extent that such Option or SAR, as the case may be, is exercisable on the date of such holder's death and may thereafter be exercised by the holder's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until the earlier to occur of (i) the date set forth in the Agreement relating to such Option or SAR after the date of death and (ii) the expiration date of the term of such Option or SAR.

          6.3.6 Termination of Employment - Incentive Stock Options.  Subject to
Section 9.8, if the employment with the Company of a holder of an Incentive Stock Option terminates by reason of Permanent and Total Disability, each Incentive Stock Option (including any related Tandem SAR) held by such holder shall be exercisable only to the extent that such Option or SAR is exercisable on the effective date of such holder's termination of employment and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until the earlier to occur of (i) the date which is one year (or such shorter period as set forth in the Agreement relating to such Option or
SAR) after the effective  date of such holder's  termination  of employment  and
(ii) the expiration date of the term of such Incentive Stock Option.

          Subject to Section 9.8, if the employment with the Company of a holder of an Incentive Stock Option terminates by reason of retirement on or after age 55, each Incentive Stock Option (including any related Tandem SAR) held by such holder shall be exercisable only to the extent that such Option or SAR is exercisable on the effective date of such holder's termination of employment and may thereafter be exercised by such holder (or holder's legal representative or similar person) until the earlier to occur of (i) the date which is three months (or such shorter period as set forth in the Agreement relating to such Option or SAR) after the effective date of such holder's termination of employment and
(ii) the expiration date of the term of the Incentive Stock Option.

          Subject to Section 9.8, if the employment with the Company of the holder of an Incentive Stock Option terminates by reason of death, each Incentive Stock Option (including any related Tandem SAR) held by such holder shall be exercisable (only to the extent that such Option or SAR is exercisable on the date of death, and may thereafter be exercised by such holder's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until the earlier to occur of (i) the date which is three months (or such shorter period set forth in the Agreement relating to such Option or SAR) after the date of death and (ii) the expiration date of the term of such Incentive Stock Option.

          If the employment with the Company of the holder of an Incentive Stock Option is terminated by the Company for Cause or is voluntarily terminated by such holder, each Incentive Stock Option (including any related Tandem SAR) held by such holder shall terminate automatically on the effective date of such holder's termination of employment. If the employment with the Company of a holder of an Incentive Stock Option terminates for any reason other than Permanent and Total Disability, retirement on or after age 55, death, Cause or voluntary termination, each Incentive Stock Option (including any related Tandem
SAR) held by such holder shall be exercisable only to the extent such Option is exercisable on the effective date of such holder's termination of employment and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until the earlier to occur of (i) the date which is three months (or such shorter period as set forth in the Agreement relating to such Option or SAR) after the effective date of such holder's termination of employment and (ii) the expiration date of the term of the Incentive Stock Option.

          If the holder of an Incentive Stock Option dies during the one-year period (or such shorter period as set forth in the Agreement relating to such Option or SAR) following termination of employment by reason of Permanent and Total Disability or if the holder of an Incentive Stock Option dies during the three-month period (or such shorter period as set forth in the Agreement relating to such Option or SAR) following termination of employment for any reason other than Permanent and Total Disability, Cause or voluntary termination, each Incentive Stock Option (including any related Tandem SAR) held by such holder shall be exercisable only to the extent such Option is exercisable on the date of the holder's death and may thereafter be exercised by the holder's executor, administrator, legal representative, beneficiary or similar person until the earlier to occur of (i) the date which is one year (or such shorter period as set forth in the Agreement relating to such Option or SAR) after the date of death and (ii) the expiration date of the term of such Incentive Stock Option.

     7. Stock Awards.
        -------------

     7.1 The Committee may, in its discretion, grant Stock Awards to such eligible persons as may be selected by the Committee. Grants of Restricted Stock Awards may be conditioned upon the attainment of Performance Measures. The Agreement relating to a Stock Award shall specify whether the Stock Award is a Restricted Stock Award or Bonus Stock Award.

     7.2 Stock Awards shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable.

          7.2.1 Number of Shares and Other Terms. The number of shares of Common Stock subject to a Restricted Stock Award or Bonus Stock Award and the Performance Measures (if any) and Restriction Period applicable to a Restricted Stock Award shall be determined by the Committee.

          7.2.2 Vesting and Forfeiture. The Agreement relating to a Restricted Stock Award shall provide, in the manner determined by the Committee, in its discretion, and subject to the provisions of this Plan, for the vesting of the shares of Common Stock subject to such award (i) if specified Performance Measures are satisfied or met during the specified Restriction Period or (ii) if the holder of such award maintains Continuous Status as an Employee during the specified Restricted Period and for the forfeiture of the shares of Common Stock subject to such award (x) if specified Performance Measures are not satisfied or met during the specified Restriction Period or (y) if the holder of such award does not maintain Continuous Status as an Employee during the specified Restriction Period. Bonus Stock Awards shall not be subject to any Performance Measures or Restriction Periods.

          7.2.3 Share Certificates. During the Restriction Period, a certificate or certificates representing a Restricted Stock Award shall be registered in the holder's name and may bear a legend, in addition to any legend which may be required pursuant to Section 9.6, indicating that the ownership of the shares of Common Stock represented by such certificate is subject to the restrictions, terms and conditions of this Plan and the Agreement relating to the Restricted Stock Award. All such certificates shall be deposited with the Company, together with stock powers or other instruments of assignment (including a power of attorney), each endorsed in blank with a guarantee of signature if deemed necessary or appropriate, which would permit transfer to the Company of all or a portion of the shares of Common Stock subject to the Restricted Stock Award in the event such award is forfeited in whole or in part. Upon termination of any applicable Restriction Period (and the satisfaction or attainment of applicable Performance

Measures), or upon the grant of a Bonus Stock Award, in each case subject to the Company's right to require payment of any taxes in accordance with Section 9.5, a certificate or certificates evidencing ownership of the requisite number of shares of Common Stock shall be delivered to the holder of such award.

          7.2.4 Rights With Respect to Restricted Stock Awards. Unless otherwise set forth in the Agreement relating to a Restricted Stock Award, and subject to the terms and conditions of a Restricted Stock Award, the holder of such award shall have all rights as a stockholder of the Company, including, but not limited to, voting rights, the right to receive dividends and the right to participate in any capital adjustment applicable to all holders Common Stock; provided, however, that a distribution with respect to shares of Common Stock, other than a distribution in cash, shall be deposited with the Company and shall be subject to the same restrictions as the shares of Common Stock with respect to which such distribution was made.

          7.2.5 Awards to Certain Executive Officers. Notwithstanding any other provision of this Section 7, and only to the extent necessary to ensure the deductibility of the award to the Company, and provided the Company's Common Stock is registered under Section 12 of the Exchange Act, the Fair Market Value of the number of shares of Common Stock subject to a Restricted Stock Award granted to a "covered employee" within the meaning of Section 162(m) of the Code shall not exceed the maximum amount permissible under Section 162(m) (i) at the time of grant in the case of an award granted upon the attainment of Performance Measures and (ii) the earlier of (x) the date on which restrictions lapse in the case of a Restricted Stock Award with restrictions which lapse upon the attainment of Performance Measures, and (y) the date the holder makes an election under Section 83(b) of the Code.

     7.3 Termination of Employment. Subject to Section 9.8, all of the terms relating to a Restricted Stock Award, or any cancellation or forfeiture of such Restricted Stock Award upon a termination of employment with the Company of the holder of such Restricted Stock Award, whether by reason of Disability, retirement, death or other termination, shall be set forth in the Agreement relating to such Restricted Stock Award.

     8. Performance Share Awards.

          8.1 Performance Share Awards. The Committee may in its discretion grant Performance Share Awards to such eligible persons as may be selected by the Committee.

          8.2 Terms of Performance Share Awards. Performance Share Awards shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable.

          8.2.1 Number of Performance Shares and Performance Measures. The number of Performance Shares subject to any award and the Performance Period applicable to such award shall be determined by the Committee.

          8.2.2 Vesting and Forfeiture. The Agreement relating to a Performance Share Award shall provide, in the manner determined by the Committee, in its discretion, and subject to the provisions of this Plan, for the vesting of such award, if specified Performance Measures are satisfied or met during the specified Performance Period, and for the forfeiture of such award, if specified Performance Measures are not satisfied or met during the specified Performance Period.

          8.2.3 Settlement of Vested Performance Share Awards. The Agreement relating to a Performance Share Award (i) shall specify whether such award may be settled in shares of Common Stock (including shares of Restricted Stock) or cash or a combination thereof and (ii) may specify whether the holder thereof shall be entitled to receive, on a current or deferred basis, dividend equivalents, and, if determined by the Committee, interest on any deferred dividend equivalents, with respect to the number of shares of Common Stock subject to such award. If a Performance Share Award is settled in shares of Restricted Stock, a certificate or certificates representing such Restricted Stock shall be issued in accordance with Section 7.2.3 and the holder of such Restricted Stock shall have such rights of a stockholder of the Company as determined pursuant to Section 7.2.4. Prior to the settlement of a Performance Share Award in shares of Common Stock, including Restricted Stock, the holder of such award shall have no rights as a stockholder of the Company with respect to the shares of Common Stock subject to such award.

          8.2.4 Awards to Certain Executive Officers. Notwithstanding any other provision of this Section 8, and only to the extent necessary to ensure deductibility of any payment under an award made by the Company, and provided that the Company's Common Stock is registered under Section 12 of the Exchange Act, the maximum amount payable upon the attainment of the Performance Measures applicable to an award granted to any employee who is a "covered employee" within the meaning of Section 162(m) of the Code at the time of such payment shall be as set forth in Section 162(m) of the Code.

     9.  General.

          9.1 Effective Date and Term of Plan. This Plan shall be submitted to the stockholders of the Company for approval and shall become effective on approval thereof. This Plan shall terminate ten (10) years after its effective date unless terminated earlier by the Board. Termination of this Plan shall not affect the terms or conditions of any award granted prior to termination.

          Awards hereunder may be made at any time on or after the date of adoption of this Plan by the Board, subject to approval by the stockholders of the Company as provided above, and prior to the termination, of this Plan, provided that no award may be made later than ten (10) years after the effective date of this Plan. In the event that this Plan is not approved by the stockholders of the Company, this Plan and any awards hereunder shall be void and of no force or effect.

          9.2 Amendments. The Board may amend this Plan as it shall deem advisable, subject to any requirement of stockholder approval required by applicable law, rule or regulation including Rule 16b-3 under the Exchange Act and Section 162(m) of the Code; provided, however, that no amendment shall be made without stockholder approval if such amendment would (a) increase the maximum number of shares of Common Stock available for issuance under this Plan (subject to Section 9.7), (b) effect any change inconsistent with Section 422 of the Code or (c) extend the term of this Plan. No amendment may impair the rights of a holder of an outstanding Award without the consent of such holder.

          9.3 Agreement. For each Award under the Plan, the Company shall furnish a Notice of Grant to the recipient thereof and shall cause the recipient to enter into an Agreement with respect thereto, unless and to the extent otherwise determined by the Administrator. The form of Notice of Grant and Agreement with respect to a Stock Option shall be in substantially the form of Exhibits "A" and "B" hereto, respectively, with such changes therein as the Administrator may determine from time to time, consistent with the terms of the Plan. The form Notice of Grant and Agreement with respect to any other Award shall be as determined from time to time by the Administrator, consistent with the terms of the Plan. No Award shall be valid until an Agreement is executed by the Company and the recipient of such Award and, upon execution by each party and delivery of the Agreement to the Company, such Award shall be effective as of the effective date set forth in the Agreement.

          9.4 Non-Transferability of Stock Options, SARs and Performance Shares. No Option, SAR or Performance Share shall be transferable other than (i) by will, the laws of descent and distribution or pursuant to beneficiary designation procedures approved by the Company or (ii) as otherwise permitted under Rule 16b-3 under the Exchange Act as set forth in the Agreement relating to such award. Each Option, SAR or Performance Share may be exercised or settled during the participant's lifetime only by the holder or the holder's guardian, legal representative or similar person, or any such transferee as permitted under Rule 16b-3 as aforesaid. Except as permitted by the second preceding sentence, no Option, SAR or Performance Share may be sold, transferred, assigned, pledged, hypothecated, encumbered or otherwise disposed of (whether by operation of law or otherwise) or be subject to execution, attachment or similar process. Upon any attempt to so sell, transfer, assign, pledge, hypothecate, encumber or otherwise dispose of any Option, SAR or Performance Share, such award and all rights thereunder shall immediately become null and void.

          9.5 Tax Withholding. The Company shall have the right to require, prior to the issuance or delivery of any shares of Common Stock or the payment of any cash pursuant to an award made hereunder, payment by the holder of such award of any federal, state, local or other taxes which may be required to be withheld or paid in connection with such award. An Agreement may provide that
(i) the Company shall withhold whole shares of Common Stock which would otherwise be delivered to a holder, having an aggregate Fair Market Value determined as of the date the obligation to withhold or pay taxes arises in connection with an award (the "Tax Date"), or withhold an amount of cash which would otherwise be payable to a holder, in the amount necessary to satisfy any such obligation or (ii) the holder may satisfy any such obligation by any of the following means: (A) a cash payment to the Company, (B) delivery to the Company of shares of Common Stock having an aggregate Fair Market Value, determined as of the Tax Date, equal to the amount necessary to satisfy any such obligation,
(C) authorizing the Company to withhold whole shares of Common Stock which would otherwise be delivered having an aggregate Fair Market Value, determined as of the Tax Date, or withhold an amount of cash which would otherwise be payable to a holder, equal to the amount necessary to satisfy any such obligation, (D) in the case of the exercise of an Option, a cash payment by a broker-dealer acceptable to the Company to whom the Optionee has submitted an irrevocable notice of exercise or (E) any combination of (A), (B) and (C), in each case to the extent set forth in the Agreement relating to the award; provided, however, that the Committee shall have sole discretion to disapprove of an election pursuant to any of clauses (B)-(E) and that in the case of a holder who is subject to Section 16 of the Exchange Act, the Company may require that the method of satisfying such an obligation be in compliance with Section 16 and the rules and regulations thereunder. An Agreement may provide for shares of Common Stock to be delivered or withheld having an aggregate Fair Market Value in excess of the minimum amount required to be withheld, but not in excess of the amount determined by applying the holder's maximum marginal tax rate. Any fraction of a share of Common Stock which would be required to satisfy such an obligation shall be disregarded and the remaining amount due shall be paid in cash by the holder.

          9.6 Restrictions on Shares. Each Award shall be subject to the requirement that if at any time the Company determines that the listing, registration or qualification of the shares of Common Stock subject to such award upon any securities exchange or under any law, or the consent or approval of any governmental body, or the taking of any other action is necessary or desirable as a condition of, or in connection with, the delivery of shares thereunder, such shares shall not be delivered unless such listing, registration, qualification, consent, approval or other action shall have been effected or obtained, free of any conditions not acceptable to the Company. Each Award shall be subject to any further restriction upon the acquisition or disposition of Common Stock subject to such Award which may be set forth in the Certificate of Incorporation or By-Laws of the Company, whether adopted or effective before or after the making of such Award.

          The Company may require that certificates evidencing shares of Common Stock delivered pursuant to any Award bear a legend indicating that the sale, transfer or other disposition thereof by the holder is prohibited except in compliance with the Securities Act and the rules and regulations thereunder, and/or (ii) except in compliance with the Certificate of Incorporation or By-Laws of the Company.

          9.7 Adjustment. In the event of any stock split, stock dividend, recapitalization, reorganization, merger, consolidation, combination, exchange of shares, liquidation, spin-off or other similar change in capitalization or event, or any distribution to holders of Common Stock other than a regular cash dividend, the number and class of securities available under this Plan, the number and class of securities subject to each outstanding Option and the purchase price per security, the terms of each outstanding SAR, the number and class of securities subject to each outstanding Stock Award, and the terms of each outstanding Performance Share shall be appropriately adjusted by the Committee, such adjustments to be made in the case of outstanding Options and SARs without an increase in the aggregate purchase price or base price, other than an increase resulting from rounding. The decision of the Committee regarding any such adjustment shall be final, binding and conclusive. If any such adjustment would result in a fractional security being (i) available under this Plan, such fractional security shall be disregarded, or (ii) subject to an award under this Plan, the Company shall pay the holder of such award, in connection with the first vesting, exercise or settlement of such award, in whole or in part, occurring after such adjustment, an amount in cash determined by multiplying (i) the fraction of such security (rounded to the nearest hundredth) by (ii) the excess, if any, of (A) the Fair Market Value on the vesting, exercise or settlement date over (B) the exercise or base price, if any, of such award.

          9.8 Change in Control.

          (a) Except as set forth in Section 9.8(c) below or unless provided otherwise in the Agreement, a Change in Control of the Company shall not result in (i) any outstanding Options and SARs immediately becoming exercisable in full, (ii) the lapse of any Restriction Period applicable to any outstanding Restricted Stock Award, (iii) the lapse of any Performance Period applicable to any outstanding Performance Share and (iv) the deemed satisfaction of any Performance Measures applicable to any outstanding Restricted Stock Award and to any outstanding Performance Share. Unless provided otherwise in the Agreement, in the event of a merger of the Company with or into another corporation in which the Company is not the survivor, there shall be no requirement for an Award to be substituted for or assumed, and such Award shall terminate as of the date of the merger, and the grantee shall have no claim against the Company, its officers or directors, the successor corporation or its officers or directors. Nothing contained herein shall prohibit the Board or the Committee from accelerating the vesting of any Awards upon the occurrence of a Change of Control. Any good faith determination by the Board as to whether a Change in Control within the meaning of this Section has occurred shall be conclusive and binding on the Participants.

          (b) "Change in Control" shall mean:

          (1) the acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act, of 50% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided that the following acquisitions shall not constitute a Change in Control: (A) any acquisition directly from the Company (excluding any acquisition resulting from the exercise of a conversion or exchange privilege in respect of outstanding convertible or exchangeable securities), (B) any acquisition by the Company, (C) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (D) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving the Company, if, immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (i), (ii) and (iii) of subsection (3) of this
          Section 9.8(b) shall be satisfied; provided, however, that in no event shall a Change in Control be deemed to have occurred with respect to a Participant if that Participant is part of a purchasing group which consummates a Change in Control transaction. A Participant shall be deemed "part of a purchasing group" for purposes of the preceding sentence if it is an equity Participant or has been identified as a potential equity Participant or has agreed to become an equity Participant in the purchasing company or group, except for (x) passive ownership of less than three (3%) percent of the shares or voting securities of the purchasing Company or companies comprising the purchasing group, or (y) such other ownership of equity participation in the purchasing company or group which is otherwise not deemed to be significant, as determined prior to the Change in Control by a majority of the disinterested Directors.

          (2) individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least two-thirds of such Board; provided that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was nominated and approved by the Board of Directors shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall be deemed to have been a member of the Incumbent Board and such person shall not thereafter become a member of the Incumbent Board unless approved by two-thirds of the members of the then Incumbent Board;

          (3) approval by the stockholders of the Company of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (i) more than 60% of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than 60% of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by the Company) and any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 50% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be)
          beneficially owns, directly or indirectly, 50% or more of the then outstanding shares of common stock of such corporation or 50% or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the Board of Directors of the corporation resulting from such reorganization merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board of Directors providing for such reorganization merger or consolidation; or

          (4) approval by the stockholders of the Company of (i) a plan of complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company other than to a corporation with respect to which, immediately after such sale or other disposition, (A) more than 60% of the then outstanding shares of common stock thereof and more than 60% of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding

          Company Voting Securities, as the case may be, (B) no Person (other than the Company, an Exempt Person, any employee benefit plan (or related trust) sponsored or maintained by the Company or such corporation (or any corporation controlled by the Company) and any Person which beneficially owned, immediately prior to such sale or other disposition, directly or indirectly, 50% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 50% or more of the then outstanding shares of common stock thereof or 50% or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (C) at least a majority of the members of the Board of Directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

          Notwithstanding anything in this Section 9.8(b) to the contrary, an event or occurrence (or a series of events or occurrences) which would otherwise constitute a Change in Control under the foregoing shall not constitute a Change in Control for purposes of this Plan if the Board, by majority vote, determines that a Change in Control does not result therefrom; but only if Incumbent Directors constitute a majority of the directors voting in favor of such determination. Further, an event or occurrence (or a series of events or occurrences) which would not otherwise constitute a Change in Control under the foregoing shall be deemed to constitute a Change in Control for purposes of this Plan if the Board, by majority vote, determines that a Change in Control does result therefrom; but only if Incumbent Directors constitute a majority of the directors voting in favor of such determination. A determination by directors under the provisions of this paragraph shall be made solely for purposes of this Plan and shall not directly or indirectly affect any determination or analysis of whether a change in control results for any other purpose. Any determination made with respect to whether a change in control results for purposes of any other plan or agreement of the Company shall have no effect for purposes of this Plan.

          (c) (1) Notwithstanding any contrary provision of this Section 9.8, upon the occurrence of a Change in Control at any time after the second anniversary of the date of grant of any Award hereunder and before the earlier to occur of (i) the expiration date of the Award or
          (ii) the sixth anniversary of such date of grant, and if in connection with such Change in Control consideration is or is to be paid to the Company or its shareholders, whether in cash, notes or other property, then, to the extent set forth in Subsection (c)(2) below, Options and SARs shall immediately become exercisable, the Restriction Period shall lapse with respect to any outstanding Restricted Stock Award, the Performance Period shall lapse with respect to any outstanding Performance Share and the Performance Measures shall be deemed satisfied with respect to any outstanding Restricted Stock Award and Performance Share (the occurrence of such condition of immediate exercisability, lapse of a Restriction Period or Performance Period or deemed satisfaction of a Performance Measure hereinafter called a "Vesting").

          (2) An Award shall Vest as provided in Section 9.8(c)(1) above as to a specified percentage of the outstanding Award, including in such percentage all Awards, if any, which may have Vested prior to the Change in Control, whether or not then exercised, based on (i) the "Market Value" of the Company at the time of and giving effect to the Change in Control, and
          (ii) the number of full years which have elapsed since the date of grant of the Award at the time of the Change in Control, as set forth in the following table, which may be modified if deemed appropriate by the Administrator:


    No. of Years                               Market Value
                                          At Least But Less Than                           Percentage Vesting

         2                      $60,000,000                    $ 90,000,000                        30%
                                $90,000,000                    $120,000,000                        50%
                               $120,000,000                    $150,000,000                        75%
                               $150,000,000                                                       100%
     3 or more                 $120,000,000                    $150,000,000                        20%
                               $150,000,000                    $180,000,000                        30%
                               $180,000,000                    $210,000,000                        40%
                               $210,000,000                    $240,000,000                        50%
                               $240,000,000                    $270,000,000                        60%
                               $270,000,000                    $300,000,000                        70%
                               $300,000,000                    $330,000,000                        80%
                               $330,000,000                    $360,000,000                        90%
                               $360,000,000                                                       100%

          (3) As used herein, "Market Value" shall be determined by (i) calculating the aggregate consideration being paid in connection with the Change in Control, (ii) calculating the aggregate percentage of the Company as to which Control is being Changed, (iii) dividing (i) by (ii) to determine the consideration being paid for each percentage point of the Company, and (iv) multiplying the amount of (iii) by 100. By way of example, if 75% of the outstanding shares of voting stock of the Company is being acquired by a purchaser for $150,000,000, the Market Value would be $200,000,000 ($150,000,000 divided by 75 =
          $2,000,000 x 100 = $200,000,000). Any good faith determination by the Board as to the Market Value within the meaning of this Section shall be conclusive and binding on the Participants.

          9.9 No Right of Participation or Employment. No person shall have any right to participate in this Plan. Neither this Plan nor any award made hereunder shall confer upon any person any right to continued employment by the Company any Subsidiary or any affiliate of the Company or affect in any manner the right of the Company, any Subsidiary or any affiliate of the Company to terminate the employment of any person at any time without liability hereunder

          9.10 Rights as Stockholder. No person shall have any right as a stockholder of the Company with respect to any shares of Common Stock or other equity security of the Company which is subject to an Award unless and until such person becomes a stockholder of record with respect to such shares of Common Stock or equity security.

          9.11 Governing Law. This Plan, each Award and the related Agreement, and all determinations made and actions taken pursuant thereto, to the extent not otherwise governed by the Code or the laws of the United States, shall be governed by the laws of the State of Nevada and construed in accordance therewith without giving effect to principles of conflicts of laws.


          9.12 Conditions Upon Issuance of Shares. As a condition to the exercise of an Option or the issuance of any shares of Common Stock subject to an Award, the Company may require the person exercising such Option or receiving such shares to represent and warrant at the time of any such exercise that the shares of Common Stock are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is necessary or required by any of the aforementioned relevant provisions of law.

          The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any shares of Common Stock hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

          9.13 Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of shares of Common Stock as shall be sufficient to satisfy the requirements of the Plan.

                                                                  EXHIBIT 11
                                                                  ----------

                   NEW GENERATION FOODS, INC. AND SUBSIDIARIES


Net Loss Per Share
------------------

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

                           Loss Per Share Computation
                 For the Years Ended December 31, 1998 and 1997

                                                                                          1998            1997
                                                                                          ----            ----

Net loss                                                                             $     23,439    $       81,049
Dividends on cumulative preferred stock                                                        -            185,400
                                                                                     ------------    --------------
Net loss applicable to common stock                                                  $     23,439    $      266,449
                                                                                     ============    ==============
Basic average common shares outstanding                                                   399,830           399,830
                                                                                     ============    ==============
Loss per share - basic and dilutive                                                  $       0.06    $         0.67
                                                                                     ============    ==============

                                                             EXHIBIT 21
                                                             ----------


                                 SUBSIDIARIES OF
                           NEW GENERATION FOODS, INC.


NAME                             STATE OF                      % OF OWNERSHIP
----                             INCORPORATION                 BY NEW GENERATION
                                 -------------                 FOODS, INC.
                                                               -----------

Spicer's International, Inc.       Nevada                        100%

NGF Services, Inc.                 New York                      100%