Form 10QSB
period 1999-03-31
CREDITRISKMONITOR COM INC
filed 1999-05-14
CIK 315958

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                        For Quarter Ended: March 31, 1999

                           Commission File No. 1-10825


                           CREDITRISKMONITOR.COM, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        36-2972588
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                         2001 Marcus Avenue, Suite W290
                          Lake Success, New York 11042
                     (Address of Principal Executive Office)
                                   (Zip Code)

Issuer's telephone number, including area code: (516) 327-2400

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X                   No

Common stock $.01 par value -- 5,300,129 shares outstanding as of March 31, 1999.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      (FORMERLY NEW GENERATION FOODS, INC.)
                                      INDEX



                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 1999 (Unaudited)
         and December 31, 1998 (Audited).....................................  3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 1999 and 1998 (Unaudited)...........................  4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1999 and 1998 (Unaudited)...........................  5

         Condensed Notes to Consolidated Financial Statements................  6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  9


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................ 12


SIGNATURES................................................................... 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      (FORMERLY NEW GENERATION FOODS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                    March 31,        Dec. 31,
                                                                       1999            1998
                                                                   (Unaudited)      (Audited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                    $  1,908,470    $     13,400
     Accounts receivable                                               372,692            --
     Purchase Option                                                      --           115,000
     Other                                                              11,724            --
                                                                  ------------    ------------
         Total current assets                                        2,292,886         128,400

Fixed assets:
     Fixed assets                                                      235,329            --
     Less: Accumulated depreciation                                     (9,165)           --
                                                                  ------------    ------------
         Total fixed assets                                            226,164            --

Other assets:
     Goodwill                                                        2,269,081            --
     Other                                                               6,573            --
                                                                  ------------    ------------
         Total other assets                                          2,275,654            --
                                                                  ------------    ------------

TOTAL ASSETS                                                      $  4,794,704    $    128,400
                                                                  ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Unearned income                                              $    854,052    $       --
     Accounts payable                                                   53,617           5,908
     Accrued liabilities                                               120,737          86,364
     Other                                                               8,872           5,500
                                                                  ------------    ------------
         Total current liabilities                                   1,037,278          97,772

Deferred salary                                                         18,750            --
Secured Promissory Note                                                773,891            --
Expense Promissory Note                                                 99,558            --
                                                                  ------------    ------------

         Total liabilities                                           1,929,477          97,772

Redeemable convertible voting senior preferred stock                      --         1,100,000

Stockholders' equity (deficit):
     Common stock                                                       53,001           3,998
     Additional paid-in capital                                     27,063,001      22,818,930
     Accumulated deficit                                           (24,250,775)    (23,892,300)
                                                                  ------------    ------------
         Total stockholders' equity (deficit)                        2,865,227      (1,069,372)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $  4,794,704    $    128,400
                                                                  ============    ============

     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      (FORMERLY NEW GENERATION FOODS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                            1999            1998
                                                        -----------    -----------
Revenues:
     Subscription income                                $   274,639    $      --
     Total other income                                      21,115          5,239
                                                        -----------    -----------
         Total revenues                                     295,754          5,239

Expenses:
     Salaries and employee benefits                         278,001           --
     Data and product costs                                  57,055           --
     Selling, general and administrative expenses           139,942          1,713
     Depreciation and amortization                           28,233           --
     Write-off of intangible assets                         134,076           --
     Interest expense                                        16,901           --
                                                        -----------    -----------
         Total expenses                                     654,208          1,713
                                                        -----------    -----------

Income (loss) before income taxes                          (358,454)         3,526
Provision for income taxes                                     --              375
                                                        -----------    -----------

Net income (loss)                                       $  (358,454)   $     3,151
                                                        ===========    ===========


Net income (loss) per share of common stock:

     Basic                                              $     (0.07)   $      0.01
                                                        ===========    ===========

     Diluted                                            $     (0.07)   $      0.00
                                                        ===========    ===========

Weighted average number of common shares outstanding:

     Basic                                                5,300,129        399,830
                                                        ===========    ===========

     Diluted                                              5,300,129      3,998,128
                                                        ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      (FORMERLY NEW GENERATION FOODS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                           1999          1998
                                                                       -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                 $  (358,454)   $     3,151
     Adjustments to reconcile net income
         (loss) to net cash provided (used)
         by operations:
              Write-off of intangible assets                               134,076           --
              Depreciation and amortization                                 28,233           --
              Amortization of debt discount                                 15,505           --
              Deferred interest expense                                      1,396           --
              Deferred salary                                               18,750           --
     Changes in assets and liabilities, net of business acquisition:
              Decrease in accounts receivable                               35,786           --
              Increase in other current assets                             (11,724)          --
              Decrease in Purchase Option                                  115,000           --
              Increase in unearned income                                   57,699           --
              Increase in accounts payable                                  47,709       (460,000)
              Decrease in accrued liabilities                               34,373       (840,000)
              Increase in other current liabilities                          3,372           --
                                                                       -----------    -----------
Net cash provided (used) by operating
     activities                                                            121,721     (1,296,849)
                                                                       -----------    -----------

Cash flows from investing activities:
     Payment for purchase of assets from Market
         Guide Inc., net of debt issued                                 (1,393,492)          --
     Purchase of fixed assets                                              (19,639)          --
     Increase in other assets                                               (6,573)          --
                                                                       -----------    -----------
Net cash used by investing activities                                   (1,419,704)          --
                                                                       -----------    -----------

Cash flows from financing activities:
     Proceeds from private offering, net of
         offering expenses                                               3,193,053           --
                                                                       -----------    -----------
Net cash provided by financing activities                                3,193,053           --
                                                                       -----------    -----------

Net increase (decrease) in cash and cash
     equivalents                                                         1,895,070     (1,296,849)
Cash and cash equivalents at beginning of
     period                                                                 13,400      1,399,274
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $ 1,908,470    $   102,425
                                                                       ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
     FINANCING ACTIVITIES:
         Issuance of Promissory Notes                                  $   856,548    $      --
                                                                       ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      (FORMERLY NEW GENERATION FOODS, INC.)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Name Change

The  Company  (formerly  New  Generation  Foods,   Inc.)  changed  its  name  to
CreditRiskMonitor.com, Inc. effective May 11, 1999.

(2) Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998.

Results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 1999 presentation.

(3) Purchase of CreditRisk Monitor and Capital Transactions

In September 1998, the Company entered into an option agreement (the "Purchase Option") to purchase the assets of the CreditRisk Monitor ("CRM") credit information service from Market Guide Inc. ("MGI"). CRM is an Internet based service providing credit reports to corporate personnel on retailing and other companies incorporating MGI developed financial information, peer and trend analysis, news, alert notifications, and other vital information. The Company paid $60,000 for the Purchase Option in addition to paid and accrued legal fees totaling $55,000. On December 29, 1998, the Company notified MGI of its intention to exercise this Purchase Option, which was consummated on January 19, 1999.

On January 19, 1999, the Company exercised its option to purchase the assets of CRM. The assets purchased included customer contracts, receivables, equipment, software, and intangibles. The net present value of the purchase price was approximately $2,150,000 (inclusive of the $60,000 paid for the Purchase Option in September 1998), of which $1.23 million was paid at closing and the balance is represented by two secured promissory notes (one for  approximately  $100,000  and  the  other  for  $760,000,  net  of  $240,000 discount). These promissory notes provide for the deferral of principal amortization until February 2001 (for the $100,000 note which bears interest at 8.5 percent) and July 2001 (for the $1.0 million note which bears interest at 6 percent), respectively. Both notes are then payable over 24 months and are secured by the assets purchased and substantially all other assets of the Company. The $1.0 million note provides for no interest through June 30, 2001, while the other note provides for the deferral of interest until debt servicing commences.

Concurrently, the Company completed a private placement of 1,300,000 shares of its common stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million. The proceeds from this offering were used to finance the cash portion of the CRM acquisition and the remainder will be used for future working capital needs.

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

This acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. A portion was also allocated to in-process research and development projects that have not reached technological feasibility and have no probable alternative future uses. This amount ($134,076) was written-off in the first quarter of 1999. The balance of the purchase price was recorded as goodwill, and is being amortized over 20 years.

The following unaudited pro forma summary for the three months ended March 31, 1998 presents the consolidated results of operations as if the acquisition had been made at the beginning of 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1998 or the results which may occur in the future.

Revenues                                                            $   142,123
                                                                    ===========

Net income (loss)                                                   $  (580,614)
                                                                    ===========

Net income (loss) per share - basic                                 $     (0.11)
                                                                    ===========

Net income (loss) per share - diluted                               $     (0.11)
                                                                    ===========

Net income (loss) per share was computed on a pro forma basis giving effect to the issuance of 1,300,000 common shares, the conversion of the 1,100,000 shares of redeemable preferred stock into 3,598,299 common shares, and the issuance of 2,000 common shares to Flum Partners. All of these stock transactions were related to the acquisition.

(4) Net Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company terminated its business as a food manufacturer on October 22, 1993, when it sold its natural foods distribution business to American Pacific Financial Corporation (the "Asset Sale"). It conducted no operations during the three months ended March 31, 1998. Results for this period reflect interest and dividend income in excess of selling, general and administrative expenses.

     In January 1999, the Company acquired the assets of CRM and commenced operations. Accordingly, the quarter ended March 31, 1999 reflects the operating results of the Company's credit information service business. This business began selling its product in April 1997 and is still in its early stages of development. As a start-up business, the Company incurred a net loss of $358,454 for the first quarter of fiscal 1999. Included is a write-off of $134,076 representing a portion of the purchase price paid for the CRM assets allocated to in-process research and development projects that have not reached technological feasibility and have no probable alternative future uses.

     The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and the introduction of new or complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

     As a result of the Company's limited operating history and the emerging nature of the market in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to sign new subscribers, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, purchasing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

     Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing subscribers, attract new subscribers at a steady rate and maintain subscriber satisfaction,
(ii) the development, announcement or introduction of new services and products by the Company and its competitors, (iii) price competition, (iv) the increasing acceptance of the Internet for the purchase of credit information such as that offered by the Company, (v) the Company's ability to upgrade and develop its systems and infrastructure, (vi) the Company's ability to attract new personnel in a timely and effective manner, (vii) the Company's ability to manage effectively the broadening of its product to encompass additional companies monitored and the development of new products, (viii) the Company's ability to successfully manage the integration of third-party data into its Internet site, (ix) technical difficulties, system downtime or Internet brownouts, (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, and (xi) general economic conditions and economic conditions specific to the Internet and the credit information industry.

LIQUIDITY AND CAPITAL RESOURCES

     From October 1993, when it sold its previous natural foods distribution business, through the end of 1998 the Company had no revenues from operations.

     During this period, the Company received revenues from notes issued to it in connection with its 1993 Asset Sale. During 1998 the Company was required, by the terms of its then outstanding Series A and Series B Preferred Stock (which required payment of liquidation preferences upon a sale or transfer of substantially all the assets of the Company) to pay out the applicable liquidation preferences to Flum Partners, the holder of those series.

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

     During 1998 the Company located, investigated and negotiated the purchase of the CRM business then owned by MGI. In September 1998 the Company purchased an option to purchase the assets of the CRM business and it exercised its option on December 29, 1998. The transaction closed effective January 19, 1999.

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

     The transactions described above, along with the issuance of 2,000 shares of Common Stock to Flum Partners in consideration of its provision to the Company of a line of credit and the conversion by Flum Partners of its Senior Preferred shares into Common Stock on or about January 20, 1999, resulted in Flum Partners owning more than 72% of the Company's outstanding Common Stock (which is its only equity security now outstanding) after the 1998 Private Placement.

     At March 31, 1999, the Company had cash, cash equivalents and other liquid assets of $1,908,470 compared to $13,400 of liquid assets at December

31, 1998, and had working capital of $1,255,608, compared to working capital of $30,628 at December 31, 1998. The Company has no bank lines of credit or other currently available credit sources.

     Funds from the 1998 Private Placement became available to the Company on or about January 19, 1999, at which date the Company paid the cash portion of the purchase price for the CRM assets, paid the expenses of the purchase transaction and retained the remaining proceeds for use as working capital over the next two years.

YEAR 2000 PLANNING

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K

     On February 2, 1999, the Company filed a Form 8-K dated January 19, 1999, relating to the completion of its purchase of the assets of the CreditRisk Monitor credit information service from Market Guide Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NEW GENERATION FOODS, INC.
                                              (REGISTRANT)


Date: May 14, 1999



                                         By: /s/ Lawrence Fensterstock
                                             -----------------------------------
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer