Form 10QSB
period 1999-06-30
CREDITRISKMONITOR COM INC
filed 1999-08-09
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: June 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________


                          Commission file number 1-8601


                           CREDITRISKMONITOR.COM, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     36-2972588
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

                         2001 Marcus Avenue, Suite W290
                          Lake Success, New York 11042
                    (Address of principal executive offices)

                                 (516) 327-2400
                           (Issuer's telephone number)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common stock $.01 par value -- 5,300,129 shares outstanding as of July 31, 1999.


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 1999 (Unaudited)
         and December 31, 1998 (Audited)...................................... 3

         Consolidated Statements of Operations for the Three Months
         Ended June 30, 1999 and 1998 (Unaudited)............................. 4

         Consolidated Statements of Operations for the Six Months
         Ended June 30, 1999 and 1998 (Unaudited)............................. 5

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998 (Unaudited)............................. 6

         Condensed Notes to Consolidated Financial Statements................. 7

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 10


PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders............. 13

     Item 6. Exhibits and Reports on Form 8-K................................ 13


SIGNATURES................................................................... 15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                   June 30,           Dec. 31,
                                                                     1999               1998
                                                                  (Unaudited)         (Audited)
                                     ASSETS
Curent assets:
     Cash and cash equivalents                                    $  1,644,421    $     13,400
     Accounts receivable                                               379,214            --
     Purchase Option                                                      --           115,000
     Other                                                              12,446            --
                                                                  ------------    ------------
         Total current assets                                        2,036,081         128,400

Fixed assets:
     Fixed assets                                                      267,932            --
     Less: Accumulated depreciation                                    (24,526)           --
                                                                  ------------    ------------
         Total fixed assets                                            243,406            --

Other assets:
     Goodwill                                                        2,240,479            --
     Other                                                               6,349            --
                                                                  ------------    ------------
         Total other assets                                          2,246,828            --
                                                                  ------------    ------------

TOTAL ASSETS                                                      $  4,526,315    $    128,400
                                                                  ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Unearned income                                              $    895,662    $       --
     Accounts payable                                                   52,208           5,908
     Accrued liabilities                                                71,906          86,364
     Other                                                               9,534           5,500
                                                                  ------------    ------------
         Total current liabilities                                   1,029,310          97,772

Deferred salary                                                         41,250            --
Secured Promissory Note                                                792,908            --
Expense Promissory Note                                                101,688            --
                                                                  ------------    ------------

         Total liabilities                                           1,965,156          97,772

Redeemable convertible voting senior preferred stock                      --         1,100,000

Stockholders' equity (deficit):
     Common stock                                                       53,001           3,998
     Additional paid-in capital                                     27,063,500      22,818,930
     Accumulated deficit                                           (24,555,342)    (23,892,300)
                                                                  ------------    ------------
         Total stockholders' equity (deficit)                        2,561,159      (1,069,372)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $  4,526,315    $    128,400
                                                                  ============    ============



     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                        1999            1998
                                                     -----------    -----------

Revenues:
     Subscription income                             $   286,386    $      --
     Total other income                                   16,814          1,265
                                                     -----------    -----------
         Total revenues                                  303,200          1,265

Expenses:
     Salaries and employee benefits                      345,384           --
     Data and product costs                              106,468           --
     Selling, general and administrative expenses         87,331         23,980
     Depreciation and amortization                        44,246           --
     Interest expense                                     21,148           --
     Loss on sale of fixed assets                          3,191           --
                                                     -----------    -----------
         Total expenses                                  607,768         23,980
                                                     -----------    -----------

Income (loss) before income taxes                       (304,568)       (22,715)
Provision for income taxes                                  --             --
                                                     -----------    -----------

Net income (loss)                                    $  (304,568)   $   (22,715)
                                                     ===========    ===========


Net income (loss) per share of common stock:

     Basic                                           $     (0.06)   $     (0.06)
                                                     ===========    ===========

     Diluted                                         $     (0.06)   $     (0.06)
                                                     ===========    ===========

Weighted average number of common shares outstanding:

     Basic                                             5,300,129        399,830
                                                     ===========    ===========

     Diluted                                           5,300,129        399,830
                                                     ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                       1999             1998
                                                     -----------    -----------

Revenues:
     Subscription income                             $   561,025    $      --
     Total other income                                   37,928          6,504
                                                     -----------    -----------
         Total revenues                                  598,953          6,504

Expenses:
     Salaries and employee benefits                      623,385           --
     Data and product costs                              163,497           --
     Selling, general and administrative expenses        227,299         25,693
     Depreciation and amortization                        72,479           --
     Interest expense                                     38,048           --
     Write-off of intangible assets                      134,076           --
     Loss on sale of fixed assets                          3,191           --
                                                     -----------    -----------
         Total expenses                                1,261,975         25,693
                                                     -----------    -----------

Income (loss) before income taxes                       (663,022)       (19,189)
Provision for income taxes                                  --              375
                                                     -----------    -----------

Net income (loss)                                    $  (663,022)   $   (19,564)
                                                     ===========    ===========


Net income (loss) per share of common stock:

     Basic                                           $     (0.13)   $     (0.05)
                                                     ===========    ===========

     Diluted                                         $     (0.13)   $     (0.05)
                                                     ===========    ===========

Weighted average number of common shares outstanding:

     Basic                                             5,300,129        399,830
                                                     ===========    ===========

     Diluted                                           5,300,129        399,830
                                                     ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                          1999            1998
                                                                       -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                 $  (663,022)   $   (19,564)
     Adjustments to reconcile net income
         (loss) to net cash provided (used)
         by operations:
              Write-off of intangible assets                               134,076           --
              Loss on sale of fixed assets                                   3,191           --
              Depreciation and amortization                                 72,479           --
              Amortization of debt discount                                 34,522           --
              Deferred interest expense                                      3,526           --
              Deferred salary                                               41,250           --
              Gain on marketable investment securities                        --              (15)
     Changes in assets and liabilities, net of business acquisition:
              Decrease in accounts receivable                               29,264           --
              Increase in other current assets                             (12,446)          --
              Decrease in Purchase Option                                  115,000           --
              Increase in unearned income                                   99,309           --
              Increase (decrease) in accounts payable                       46,300     (1,300,000)
              Decrease in accrued liabilities                              (14,458)          --
              Increase in other current liabilities                          4,034           --
                                                                       -----------    -----------
Net cash provided (used) by operating
     activities                                                           (106,975)    (1,319,579)
                                                                       -----------    -----------

Cash flows from investing activities:
     Payment for purchase of assets from Market
         Guide Inc., net of debt issued                                 (1,393,492)          --
     Purchase of fixed assets                                              (55,716)          --
     Increase in other assets                                               (6,349)          --
                                                                       -----------    -----------
Net cash used by investing activities                                   (1,455,557)          --
                                                                       -----------    -----------

Cash flows from financing activities:
     Proceeds from private offering, net of
         offering expenses                                               3,193,553           --
                                                                       -----------    -----------
Net cash provided by financing activities                                3,193,553           --
                                                                       -----------    -----------

Net increase (decrease) in cash and cash
     equivalents                                                         1,631,021     (1,319,579)
Cash and cash equivalents at beginning of
     period                                                                 13,400      1,399,274
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $ 1,644,421    $    79,695
                                                                       ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
     FINANCING ACTIVITIES:
         Issuance of Promissory Notes                                  $   856,548    $      --
                                                                       ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and its cash flows for the six month periods ended June 30, 1999 and 1998.

Results of operations for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results of a full year.

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

Concurrently, the Company completed a private placement of 1,300,000 shares of its common stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million. The proceeds from this offering were used to finance the cash portion of the CRM acquisition and the remainder will be used for future working capital needs. These securities were subsequently registered under a Registration Statement on Form SB-2 (Registration No. 333-77727) declared effective by the Securities and Exchange Commission on May 17, 1999.

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

The following unaudited pro forma summary for the six months ended June 30, 1998 presents the consolidated results of operations as if the acquisition had been made at the beginning of 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1998 or the results which may occur in the future.

Revenues                                                            $   335,138
                                                                    ===========
Net income (loss)                                                   $  (838,338)
                                                                    ===========
Net income (loss) per share - basic                                 $     (0.16)
                                                                    ===========
Net income (loss) per share - diluted                               $     (0.16)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The Company terminated its business as a food manufacturer on October 22, 1993, when it sold its natural foods distribution business to American Pacific Financial Corporation (the "Asset Sale"). It conducted no operations during the six months ended June 30, 1998. Results for this period reflect selling, general and administrative expenses in excess of interest and dividend income.

     In January 1999, the Company acquired the assets of CRM and commenced operations. Accordingly, the three and six month periods ended June 30, 1999 reflects the operating results of the Company's credit information service business. This business began selling its product in April 1997 and is still in its early stages of development. As a start-up business, the Company incurred net losses of $304,568 and $663,022 for the three and six months ended June 30, 1999, respectively. Included is a write-off of $134,076 representing a portion of the purchase price paid for the CRM assets allocated to in-process research and development projects that have not reached technological feasibility and have no probable alternative future uses.

     The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and the introduction of new or complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

     As a result of the Company's limited operating history and the emerging nature of the market in which it competes, the Company is unable to accurately forecast its revenues. However, the Company expects that cash receipts will be approximately $1.6 million for 1999. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to sign new subscribers, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, purchasing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

     The transactions described above, along with the issuance of 2,000 shares of Common Stock to Flum Partners in November 1998 in consideration of its provision to the Company of a line of credit and the conversion by Flum Partners of its Senior Preferred shares into Common Stock on or about January 19, 1999, resulted in Flum Partners owning almost 72% of the Company's outstanding Common Stock (which is its only equity security now outstanding) after the 1998 Private Placement.

     At June 30, 1999, the Company had cash, cash equivalents and other liquid assets of $1,644,421 compared to $13,400 of liquid assets at December 31, 1998, and had working capital of $1,006,771, compared to working capital of $30,628 at December 31, 1998. The Company has no bank lines of credit or other currently available credit sources.

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

FORWARD-LOOKING STATEMENTS

     Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-QSB may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions, litigation and Year 2000 systems issues. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" or words of similar meaning are intended to identify forward-looking statements. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectation are those listed in Part I,
Item 2 under "Results of Operations" and other factors referenced herein or from time to time as "risk factors" or otherwise in the Company's Registration Statements or Securities and Exchange Commission reports.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     A written consent in lieu of a Special Meeting of Stockholders was obtained from Flum Partners, the owner of 71.64% of the outstanding Common Stock of the Company, as well as from Mr. Flum, who owns or controls 3,910,353 shares of such Common Stock, including the shares of Flum Partners, and became effective Tuesday, May 11, 1999 for the following purposes:

     (1) To approve an Amended and Restated Certificate of Incorporation of the Company which:

          (a)  Changed the name of the Company to "CreditRiskMonitor.com, Inc.";

          (b) Revoked descriptions of preferences for the Company's Series A, Series B and Senior Preferred Stock (all shares of which have been redeemed or converted to Common Stock) and retained only the existing authorization for up to 5,000,000 shares of Preferred Stock, the particular designations, powers, preferences and rights of which may be determined by the Board of Directors from time to time.

     (2)  To approve the Company's new 1998 Long-Term Incentive Plan; and

     (3) To amend the Company's By-Laws to permit election of members of the Board of Directors by written consent of the stockholders.

     An Information Statement dated April 20, 1999, in connection with such consent, was submitted to the stockholders of the Company, pursuant to
     Section 14(c) of the Exchange Act.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule.

(b)  Reports on Form 8-K

     The Company filed Amendment No. 1, dated April 2, 1999, and Amendment No. 2, dated April 5, 1999, to its Form 8-K dated January 19, 1999, relating to the completion of its purchase of the assets of the CreditRisk Monitor credit information service from Market Guide Inc. Included therein, were the following financial statements and pro forma financial information: (1) Financial Statements of CreditRisk Monitor, a division of Market Guide Inc. as of and for the fiscal years ended February 28, 1998 and February 28, 1997 together with the Report of Zerbo, McKiernan and Zambito L.L.C., independent auditors; (2) Balance Sheets of CreditRisk Monitor, a division of Market Guide Inc. as of November 30, 1998 (Unaudited) and February 28, 1998; Unaudited Statements of Operations and Accumulated Deficit for the 3 months and 9 months ended November 30, 1998 and

     November  30,  1997;  Unaudited  Statements  of Cash Flows for the 9 months ended  November  30,  1998  and  November  30,  1997;  and  (3)  Pro  Forma
     Consolidated Balance Sheet as of December 31, 1998 and Pro Forma Consolidated Statement of Operations of the Company for the year then ended and showing balance sheet and income statement items for New Generation Foods, Inc. and CreditRisk Monitor both historically and on a Pro-Forma Combined basis as though the Company had operated as a combined entity for that 12-month period and incorporating changes due to the Company's 1998 Private Placement which was actually completed in January 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CREDITRISKMONITOR.COM, INC.
                                                (REGISTRANT)


Date: August 9, 1999                    By: /s/ Lawrence Fensterstock
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer