Form 10QSB
period 1999-09-30
CREDITRISKMONITOR COM INC
filed 1999-11-01
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1999

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [_]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [_] No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common stock $.01 par value -- 5,300,129 shares outstanding as of October 25, 1999.


Transitional Small Business Disclosure Format (check one): Yes [_] No [x]

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 1999 (Unaudited)
         and December 31, 1998 (Audited)..................................... 3

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 1999 and 1998 (Unaudited)....................... 4

         Consolidated Statements of Operations for the Nine Months
         Ended September 30, 1999 and 1998 (Unaudited)....................... 5

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and 1998 (Unaudited)....................... 6

         Condensed Notes to Consolidated Financial Statements................ 7

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 10


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K............................... 13


SIGNATURES.................................................................. 14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                  September 30,    Dec. 31,
                                                                      1999           1998
                                                                   (Unaudited)     (Audited)
                                                                  ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,530,026    $     13,400
  Accounts receivable                                                  307,177            --
  Purchase Option                                                         --           115,000
  Other                                                                 14,679            --
                                                                  ------------    ------------
    Total current assets                                             1,851,882         128,400

Fixed assets:
  Fixed assets                                                         302,356            --
  Less: Accumulated depreciation                                       (41,999)           --
                                                                  ------------    ------------
    Total fixed assets                                                 260,357            --

Other assets:
  Goodwill                                                           2,211,877            --
  Other                                                                 18,298            --
                                                                  ------------    ------------
    Total other assets                                               2,230,175            --
                                                                  ------------    ------------
TOTAL ASSETS                                                      $  4,342,414    $    128,400
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Unearned income                                                 $    975,224    $       --
  Accounts payable                                                      17,702           5,908
  Accrued liabilities                                                   85,364          86,364
  Other                                                                 20,395           5,500
                                                                  ------------    ------------
    Total current liabilities                                        1,098,685          97,772

Deferred salary                                                         63,750            --
Secured Promissory Note                                                812,393            --
Expense Promissory Note                                                103,864            --
                                                                  ------------    ------------

    Total liabilities                                                2,078,692          97,772

Redeemable convertible voting senior preferred stock                      --         1,100,000

Stockholders' equity (deficit):
  Common stock                                                          53,001           3,998
  Additional paid-in capital                                        27,063,500      22,818,930
  Accumulated deficit                                              (24,852,779)    (23,892,300)
                                                                  ------------    ------------
    Total stockholders' equity (deficit)                             2,263,722      (1,069,372)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $  4,342,414    $    128,400
                                                                  ============    ============


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                         1999           1998
                                                     -----------    -----------

Revenues:
  Subscription income                                $   309,788    $      --
  Total other income                                      10,136            906
                                                     -----------    -----------
    Total revenues                                       319,924            906

Expenses:
  Salaries and employee benefits                         382,346           --
  Data and product costs                                  81,626           --
  Selling, general and administrative expenses            86,088         (8,864)
  Depreciation and amortization                           46,075           --
  Interest expense                                        21,661           --
                                                     -----------    -----------
    Total expenses                                       617,796         (8,864)
                                                     -----------    -----------

Income (loss) before income taxes                       (297,872)         9,770
Provision (benefit) for income taxes                        (435)         2,170
                                                     -----------    -----------

Net income (loss)                                    $  (297,437)   $     7,600
                                                     ===========    ===========

Net income (loss) per share of common stock:

  Basic                                              $     (0.06)   $      0.02
                                                     ===========    ===========

  Diluted                                            $     (0.06)   $      0.00
                                                     ===========    ===========

Weighted average number of common shares outstanding:

  Basic                                                5,300,129        399,830
                                                     ===========    ===========

  Diluted                                              5,300,129      3,998,128
                                                     ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                         1999           1998
                                                     -----------    -----------
Revenues:
  Subscription income                                $   870,813    $      --
  Total other income                                      48,064          7,410
                                                     -----------    -----------
    Total revenues                                       918,877          7,410

Expenses:
  Salaries and employee benefits                       1,005,731           --
  Data and product costs                                 248,686           --
  Selling, general and administrative expenses           309,824         16,829
  Depreciation and amortization                          118,554
  Interest expense                                        59,709           --
  Write-off of intangible assets                         134,076           --
  Loss on sale of fixed assets                             3,191           --
                                                     -----------    -----------
    Total expenses                                     1,879,771         16,829
                                                     -----------    -----------

Income (loss) before income taxes                       (960,894)        (9,419)
Provision (benefit) for income taxes                        (435)         2,545
                                                     -----------    -----------

Net income (loss)                                    $  (960,459)   $   (11,964)
                                                     ===========    ===========


Net income (loss) per share of common stock:

  Basic                                              $     (0.18)   $     (0.03)
                                                     ===========    ===========

  Diluted                                            $     (0.18)   $     (0.03)
                                                     ===========    ===========

Weighted average number of common shares outstanding:

  Basic                                                5,300,129        399,830
                                                     ===========    ===========

  Diluted                                              5,300,129        399,830
                                                     ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                         1999           1998
                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $  (960,459)   $   (11,964)
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operations:
      Write-off of intangible assets                     134,076           --
      Loss on sale of fixed assets                         3,191           --
      Depreciation and amortization                      118,554           --
      Amortization of debt discount                       54,007           --
      Deferred interest expense                            5,702           --
      Deferred salary                                     63,750           --
      Gain on marketable investment securities              --              (15)
  Changes in assets and liabilities, net
    of business acquisition:
      Decrease in accounts receivable                    101,301           --
      Increase in other current assets                   (14,679)          --
      Decrease (increase) in Purchase Option             115,000       (115,000)
      Increase in unearned income                        178,871           --
      Increase (decrease) in accounts payable             11,794     (1,260,000)
      Decrease in accrued liabilities                     (1,000)          --
      Increase in other current liabilities               14,895           --
                                                     -----------    -----------
Net cash used by operating activities                   (174,997)    (1,386,979)
                                                     -----------    -----------

Cash flows from investing activities:
  Payment for purchase of assets from Market
    Guide Inc., net of debt issued                    (1,393,492)          --
  Purchase of fixed assets                               (90,140)          --
  Increase in other assets                               (18,298)          --
                                                     -----------    -----------
Net cash used by investing activities                 (1,501,930)          --
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from private offering, net of
    offering expenses                                  3,193,553           --
                                                     -----------    -----------
Net cash provided by financing activities              3,193,553           --
                                                     -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                          1,516,626     (1,386,979)
Cash and cash equivalents at beginning of
  period                                                  13,400      1,399,274
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,530,026    $    12,295
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES:
    Issuance of Promissory Notes                     $   856,548    $      --
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

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the nine-month periods ended September 30, 1999 and 1998.

Results of operations for the nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results of a full year.

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

The following unaudited pro forma summary for the nine months ended September 30, 1998 presents the consolidated results of operations as if the acquisition had been made at the beginning of 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1998 or the results which may occur in the future.

Revenues                                                          $   563,751
                                                                  ===========

Net income (loss)                                                 $(1,136,107)
                                                                  ===========

Net income (loss) per share - basic                               $     (0.21)
                                                                  ===========

Net income (loss) per share - diluted                             $     (0.21)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company terminated its business as a food manufacturer on October 22, 1993, when it sold its natural foods distribution business to American Pacific Financial Corporation (the "Asset Sale"). It conducted no operations during the nine months ended September 30, 1998. Results for this period reflect selling, general and administrative expenses in excess of interest and dividend income.

     In January 1999, the Company acquired the assets of CRM and commenced operations. Accordingly, the three and nine month periods ended September 30, 1999 reflects the operating results of the Company's credit information service business. This business began selling its product in April 1997 and is still in its early stages of development. As a start-up business, the Company incurred a net loss of $297,437 and $960,459 for the three and nine months ended September 30, 1999, respectively. Included in the nine month's results is a write-off of $134,076 representing a portion of the purchase price paid for the CRM assets allocated to in-process research and development projects that have not reached technological feasibility and have no probable alternative future uses.

     The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and the introduction of new or complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

     As a result of the Company's limited operating history and the emerging nature of the market in which it competes, the Company is unable to accurately forecast its revenues. However, the Company expects that cash receipts will be approximately $1.5 million for 1999. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to sign new subscribers, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, purchasing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

     Jerome Flum's employment contract was terminated effective December 1, 1997 and he agreed, for a twelve-month period, to attempt to identify and consummate a transaction that would increase the value of the Company.

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

     At September 30, 1999, the Company had cash, cash equivalents and other liquid assets of $1,530,026 compared to $13,400 of liquid assets at December 31, 1998, and had working capital of $753,197, compared to working capital of $30,628 at December 31, 1998. The Company has no bank lines of credit or other currently available credit sources.

     Funds from the 1998 Private Placement became available to the Company on or about January 19, 1999, at which date the Company paid the cash portion of the purchase price for the CRM assets, paid the expenses of the purchase transaction and retained the remaining proceeds for use as working capital over the next two years.


YEAR 2000 PLANNING

     The Company has implemented a Year 2000 program to ensure that the Company's and the Company's vendors' and business partners' computer systems and applications will function properly beyond 1999. The Company's current principal supplier of data for use in the preparation of the Company's credit analyses reports is MGI. Pursuant to the outstanding Database License Agreement, MGI has agreed to furnish data that is year 2000 compliant. The Company has also identified vendor and business partner software with which it electronically interacts, and has requested Year 2000 compliance certifications. The Company has received assurances from those vendors and business partners whose systems are not currently Year 2000 compliant that the necessary modifications, or new versions of software, will be made available by 2000. The Company has reviewed and tested all of its computers systems and Internet-based products and determined that they are all Year 2000 Compliant. The Company defines "Year 2000 Compliant" as the ability of its hardware and software to recognize and properly process data beyond December 31, 1999 as well recognizing that the Year 2000 is a leap year and that any calculations dependent upon knowing this fact will be performed correctly. The Company's cost to comply with the Year 2000 initiative is not expected to be material.

FORWARD-LOOKING STATEMENTS

     Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-QSB may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions, litigation and Year 2000 systems issues. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" or words of similar meaning are intended to identify forward-looking statements. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectations are those listed in Part I, Item 2 under "Results of Operations" and other factors referenced herein or from time to time as "risk factors" or otherwise in the Company's Registration Statements or Securities and Exchange Commission reports.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CREDITRISKMONITOR.COM, INC.
                                             (REGISTRANT)


Date: November 1, 1999                  By:  /s/  Lawrence Fensterstock
                                             ---------------------------------
                                                  Lawrence Fensterstock
                                                  Chief Financial Officer