Form 10KSB
period 1999-12-31
CREDITRISKMONITOR COM INC
filed 2000-03-29
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to _______________ to _______________


                          Commission File Number 1-8601


                           CREDITRISKMONITOR.COM, INC.
                 (Name of small business issuer in its charter)

                  Nevada                                       36-2972588
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification number)

       110 Jericho Turnpike, Suite 202
       Floral Park, New York                                            11001
  (Address of Principal Executive offices)                            (Zip Code)

Issuer's telephone number: (516) 610-4000

Securities registered under Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
           None

Securities registered under Section 12(g) of the Act:

                           Common Stock $.01 Par Value
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  _X_       No  __

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year. $1,259,019.

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
non-affiliates as of March 6, 2000 was $14,337,454. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 5,341,129 shares of common stock $.01 par value outstanding as of March 6, 2000.

Documents incorporated by reference: None

Transitional Small Business Format (check one);   Yes __ ; No _X_

                                     PART I


ITEM 1.  BUSINESS

     CreditRiskMonitor.com, Inc. (the "Company" or "CRM") was organized in February 1977 under the laws of the State of Nevada and adopted its present name in May 1999.

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

     In September 1998 the Company paid $60,000 for an option (the "Option") to purchase the assets of the CreditRisk Monitor credit information service ("CM Service") from Market Guide Inc. ("MGI"). The Company exercised the Option on December 29, 1998 and completed the purchase of the CM Service assets effective January 19, 1999 for a purchase price of approximately $2.39 million, including the $60,000 paid for the Option. The $1.23 million cash portion of the purchase price was paid at closing and the balance is represented by two secured promissory notes, one for approximately $100,000 and the other for $1.0 million (together the "MGI Notes"). The $100,000 MGI Note, which bears interest at 8.5% from the closing date, provides for the deferral of principal amortization until February 2001. The $1.0 million MGI Note bears interest at 6% from July 2001, and provides for the deferral of principal amortization until such date. After the respective deferrals, both MGI Notes are then payable over 24 months. The MGI Notes are secured by a first priority purchase money security interest on substantially all of the assets of the Company.

     The assets purchased include customer contracts, receivables, equipment, software and intangibles.

     Following the closing of the CM Service purchase, the Company filed the necessary assumed name certificate and commenced doing business under the name "CreditRiskMonitor.com".

     During January 1999, the Company completed a private placement of 1,300,000 shares of its Common Stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million (the "1999 Private Placement"). The proceeds from the 1999 Private Placement were used to finance the cash portion of the CM Service acquisition and the remainder will be used for future working capital needs.

     For a period of five years after the closing of the CM Service acquisition, MGI has agreed to furnish to the Company the database of credit information used in the preparation of CRM's credit analysis reports, at no charge through December 31, 2000 and at specified prices thereafter, based on the number of users per subscriber to the reports. The agreement is cancelable by the Company on 90 days' notice.

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

The CreditRiskMonitor Business

     In 1996, some of CRM's current management, all of whom have extensive experience in the credit reporting industry, approached MGI to explore the use of MGI's database as the basis for an Internet-based product which would provide information specifically designed for the corporate credit professional. MGI maintains, collates and provides information on publicly reporting companies to the securities and investment communities. Since no real-time Internet product existed in this area, MGI agreed to finance the development of such a product and formed the CM Service division in September 1996. CM Service commenced its sales operations, as a division of MGI, in April 1997, when it introduced its Internet-based credit information service after an intensive period of development.

     The Company believes that CRM is the only totally real-time interactive Internet-based financial information and news service designed specifically for corporate credit professionals. Its credit risk analysis service is the result of management's extensive experience in the credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRM to satisfy the credit industry's requirements with the most timely, technologically advanced, lowest cost credit information service available. In the 36 months since CRM's service has been available over the Internet, CRM has attracted almost 550 subscribers at an average annual subscription price of approximately $3,700. CRM currently monitors, for the purpose of credit evaluation, approximately 8,900 U.S. publicly held domestic retail chains, wholesalers and manufacturers in various industries.

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

     There is little hard data on CRM's market: The National Association of Credit Management has about 40,000 members, but some industry observers believe the number of U.S. credit managers or personnel performing this function is substantially greater. There are numerous U.S. based companies that do not have a specific credit function but still require credit information. Because our sales solicitation is by phone and Internet demonstration of the product, an untapped global market also exists for foreign companies doing business with U.S. corporations. We believe that our service has a large market that has only been minimally penetrated.

     Future sales, however, will be even more dramatically impacted when CRM's private company coverage is initiated. CRM plans to increase its credit coverage to private companies by the end of 2000. CRM presently sells its stand alone public company service for an annual base fee of $3,500. The private company service is expected to be sold for an additional fee.

     Many of our existing public company service subscribers have indicated their intent to purchase this upcoming private company service. A customer who subscribes to both the private and public company services will receive a pricing discount. Due largely to the addition of the private company coverage, over the next two years CRM believes that its customer base and revenue per customer will expand significantly.

     The viability and potential of CRM's business is made possible by its Internet service delivery and the following characteristics:

     o Low cost. The value of CRM's service far exceeds the $3,500 annual base price to the subscriber. This price is low compared to the size of the possible bad debt loss to the subscriber and compared to the cost of competitive products.

     o    Counter-cyclical.  CRM's  business  appears  to have  counter-cyclical characteristics. If the economy slows down or contracts, the importance of the corporate credit manager function should increase. Additionally, products that allow credit managers to perform their jobs more efficiently and effectively should gain market share in any business environment.

     o Recurring revenue stream. Because of the ease of use and CRM's service sophistication, users develop a residual comfort level that acts to reduce the risk of replacement by a competitive service. The recurring annual fee income stream gives us stability and profit potential not found in a one-time sale product-based company.

     o Profit multiplier. Some of the Company's basic costs are being reduced. On a broad generic basis, computer hardware, software, communications and financial data prices are coming down for all buyers, including CRM. In addition, CRM has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs are relatively stable over a wide range of increasing revenue. Margins should increase faster than sales in the future.

     o Self financing. CRM's business has no inventory, manufacturing or warehouse facilities. Thus, it is non-capital intensive and high margins should generate significant positive cash flow to rapidly grow the business with little need for external capital.

     o Management. CRM has in-place an experienced management team with meaningful equity incentives geared to sales and profitability. Management combines proven talent in three critical areas: (1)
          business credit evaluation systems, (2) internet development and sales, and (3) management with execution experience. Viewed another way, CRM's management is a balanced team not skewed in any one discipline.

     o Competitor's vulnerability. CRM is primarily competing against D&B, a New York Stock Exchange company that has a near total monopoly for business credit services. D&B's service appears to be more expensive and less timely than CRM's. CRM's internet driven service is a technological breakthrough that allows a significant reduction in the selling price of credit risk analysis. CRM's tight cost structure allows its low prices to translate into a high margin business. Thus, the Company believes that D&B is vulnerable on both price and product utility.

     o Private company market. CRM's service is designed to penetrate the large market for credit information on publicly-held companies but even this market is small compared to the need for credit information on privately-owned companies. CRM plans to have a product which will allow a company to evaluate its credit risk of doing business with private companies by the end of 2000.

The Company's Goals

     o Lowest cost provider. CRM's analysis and preparation of data into a usable form is nearly 100% computer driven and minimum incremental personnel costs are required to broaden the number of companies analyzed. CRM delivers all of its information to customers via the Internet and there is a seamless interface between the preparation and the delivery of a company credit report to a subscriber. CRM's cost structure is believed to be the lowest in its industry.

     o Retain hedge characteristics. If the economy slows down or enters a recession, general corporate credit risk will increase and the credit manager's function should rise in importance and complexity. Since the cost of its service is low compared to both the size of potential losses it is designed to reduce and to the cost of competitive services, CRM's business and revenues should be counter-cyclical if growth in the U.S. economy growth slows or declines.

     o Private company service. CRM plans to begin monitoring the credit risk of private companies by the end of 2000. This proprietary service will monitor private companies and has a greater market potential than CRM's present service for the public company market. Meaningful data for private companies, as opposed to public companies, is scarce and the occurrence of credit risk loss is substantially more frequent on credit extended to private versus public corporations. Also, the number of the private companies dwarfs the number of public companies in the U.S. Therefore, the private company credit risk analysis product has the potential of penetrating a significantly larger market than the public company market. The Company believes that its product utility and revenue per subscriber will increase significantly over the next two years.

     o International penetration. Foreign companies doing business in the U.S. have the same need as domestic companies for CRM's credit analysis of U.S. companies. Internationally, the Internet provides the same rapid and inexpensive selling and distribution of CRM's service as has been achieved domestically.

Important Business Considerations

     o Customer Base. Before a sophisticated customer purchases our service, this type of customer had the ability to evaluate CRM versus the competition. Although CRM's present service has only been on the market for approximately three years and only recently increased its coverage to over 8,900 companies, there is already a sophisticated list of subscribers, a partial list of which includes:

                           PARTIAL LIST OF SUBSCRIBERS

================================================================================
3 Com Corporation                         Maytag Appliances
--------------------------------------------------------------------------------
AIWA America                              Nike
--------------------------------------------------------------------------------
Bristol Myers Squibb                      Nikon
--------------------------------------------------------------------------------
CIT Group                                 Pepsico
--------------------------------------------------------------------------------
Colgate Palmolive                         Philips Consumer Communications
--------------------------------------------------------------------------------
Compaq Computer                           Polaroid
--------------------------------------------------------------------------------
Cosco                                     Rayovac
--------------------------------------------------------------------------------
Dow Chemical Company                      Rhone-Poulenc Rorer
--------------------------------------------------------------------------------
Fuji Photo Film                           Samsung Electronics America
--------------------------------------------------------------------------------
Georgia Pacific                           Schering Plough
--------------------------------------------------------------------------------
Johnson & Johnson                         Sharp Electronics
--------------------------------------------------------------------------------
Lever Brothers                            Sony Electronics
--------------------------------------------------------------------------------
Lexmark International                     Warnaco
--------------------------------------------------------------------------------
M&M/Mars                                  Yamaha Corp. of America
================================================================================

     o Recurring income stream. The annual base subscription price of $3,500 is not only very low compared to competitive products but also to the amount of loss inherent in the credit exposure of shipping to a customer who cannot pay. Because of the ease of use and CRM's product sophistication, users appear to develop a residual comfort level that acts to reduce the risk of replacement of CRM's service by a competitive product. CRM's recurring income stream should give the Company stability and profitability not found in a one-time sale product-based company.

     o Potentials for cost reductions. The Company foresees declining costs in some important expenses, which should increase net profits from its subscription income stream. Computer and communication costs are coming down regardless of the Company's management skills. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company further believes that the base of renewal business will grow larger each year and the Company pays no sales commissions on renewals versus approximately 30% for new sales. In addition, MGI has contracted to provide financial data to CRM at no cost through December 31, 2000, and at the rate of $5.00 per month, per single password subscriber, from January 1, 2001 through December 31, 2003 (MGI's data cost is slightly higher for subscribers with more than one password). In the future, the cost of obtaining public company financial data should also continue its downward slide as the SEC works towards its goal of total electronic filing into a database template. All these naturally occurring cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company's in-place fixed costs. Another potential for cost reduction is the Company's $12.8 million NOL carryforwards (expiring in varying amounts annually through 2019) which, the Company believes, should be available to shelter future taxable income.

     o Dependence on Internet Access to Conduct Business. CRM's product is only distributed over the Internet and, therefore, a lack of Internet access at a potential customer's site makes it impossible for that customer to utilize the service. When CRM started selling its service in April 1997, the single largest sales impediment was the lack of Internet access at a prospective customer's site. CRM estimates that in excess of 60% of all sales calls, in 1997, encountered this block, but that it encountered lack of Internet access in 15% of its sales calls during 1999. Most industry observers believe that Internet access, at the company level, is beginning to explode as companies learn of the Internet's utility as a sales, advertising, training, administrative and purchasing tool. These observers expect Internet availability to reach 80% to 90% of the corporate world in the next few years. There is a lag, however, between a company getting Internet access and its credit department being hooked into the Internet. It is clear, however, that this single largest sales block for CRM service is being reduced at a rapid rate.

Marketing and Sales

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

Employees

     As of March 6, 2000, the Company employed 25 persons full time. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

     The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees, but has adopted a stock option plan covering its employees.

Net Operating Loss Carryforwards

     At December 31, 1999, the Company had NOL carryforwards aggregating approximately $12.8 million, which, to the extent available under the Internal Revenue Code of 1986, as amended (the "Code"), may be used to shelter future taxable income of the Company, if any. Section 382 provides limits on the amount of a company's NOL carryforwards which can be applied against its earnings after an "ownership change" occurs. Generally, such a limit is determined, with respect to the amount of NOL carryforward to which the limit applies, by multiplying the company's value at the time of the ownership change by the published long-term tax exempt interest rate. The resulting amount is the maximum that can be offset by NOL carryforwards in any one year if an ownership change has occurred. If, however, an ownership change occurs and during the following 2-year period the Company does not continue its historic business, no NOL carryforwards would be available.

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

     The Company believes that no owner shifts or ownership changes had occurred prior to its 1999 Private Placement. That Private Placement, however, resulted in a sale of approximately 23% of the outstanding Common Stock to approximately 25 investors who are, as a group, a "5-percent shareholder". Hence, the Private Placement constitutes an "owner shift" of approximately 23%.

     If subsequent transactions were to occur involving 5-percent shareholders within the applicable three-year testing period following the Private Placement, or any subsequent three-year testing period, an "ownership change" could occur which could cause the loss or limitation of the Company's available NOL carryforwards, pursuant to Section 382.

ITEM 2.  PROPERTIES.

     The Company does not own any real property. The Company's principal office is located in approximately 5,670 square feet of leased space in an office building located in Floral Park, New York. The lease expires on November 30,
2004 and provides for a monthly cost of $7,560 during the first year and increases of 3% per annum in subsequent years, plus escalation for real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS.

     Neither the Company nor its property is a party to or subject of a pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999, either through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades in the over-the-counter market "Bulletin Board Service" under the symbol CRMZ. The following table sets forth the high and low closing bid quotations for the Common Stock as reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 1998 and 1999. Such market quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                            High Bid                   Low Bid
                                            --------                   -------
1998
         First Quarter                      $ 0.03                     $ 0.0001
         Second Quarter                     $ 0.01                     $ 0.0001
         Third Quarter                      $ 0.01                     $ 0.01
         Fourth Quarter                     $ 5.25                     $ 0.01

1999

         First Quarter                      $ 6.00                     $ 2.00
         Second Quarter                     $10.00                     $ 4.50
         Third Quarter                      $ 4.75                     $ 3.125
         Fourth Quarter                     $ 5.00                     $ 1.25

     On March 6, 2000, there were approximately 560 registered holders of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Financial Condition

     From October 1993, when it sold its previous natural foods distribution business (the "Asset Sale"), through the end of 1998 the Company had no revenues from operations.

     During this period, the Company received revenues from notes issued to it in connection with the Asset Sale. During 1997 and 1998 the Company was required, by the terms of its then outstanding Series A and Series B Preferred Stock (which required payment of liquidation preferences upon a sale or transfer of substantially all the assets of the Company) to pay out the applicable liquidation preferences to Flum Partners, the holder of those series.

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

     As described under "Business," during 1998 the Company located, investigated and negotiated the purchase of the CreditRisk Monitor ("CM Service") business then owned by Market Guide Inc. ("MGI"). In September 1998 the Company purchased an option to purchase the assets of the CM Service business for approximately $2.39 million. It exercised its option on December 29, 1998 and the transaction closed effective January 19, 1999. The terms of the purchase price and the Company's notes issued in connection therewith are described under "Business" and in the Notes to the Company's Consolidated Financial Statements.

     In order to raise funds to pay the $1.23 million cash portion of the purchase price for the CM Service assets, the costs of the acquisition and to have sufficient working capital to continue to develop and run that business, the Company completed a private placement of 1,300,000 shares on January 19, 1999 of its Common Stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million. Management believes that the proceeds of this offering will provide adequate working capital to fund operating losses of CRM until cash breakeven has been achieved. The Company expects to achieve cash flow breakeven status during 2000.

     The transactions described above, along with the issuance of 2,000 shares of Common Stock to Flum Partners in November 1998 in consideration of its provision to the Company of a line of credit and the conversion by Flum Partners of its Senior Preferred shares into Common Stock on or about January 20, 1999, resulted in Flum Partners owning more than 72% of the Company's outstanding Common Stock (which is its only equity security now outstanding) after the 1999 Private Placement.

     At December 31, 1999, the Company had cash, cash equivalents and other liquid assets of $1.42 million compared to $13,400 of liquid assets at December 31, 1998, and had working capital of $624,295, compared to working capital of $30,628 at December 31, 1998, in each case reflecting the 1999 Private Placement. The Company has no bank lines of credit or other currently available credit sources.

     Funds from the 1999 Private Placement became available to the Company on or about January 19, 1999, at which date the Company paid the cash portion of the purchase price for the CM Service assets, paid the expenses of the purchase transaction and retained the remaining proceeds for use as working capital over the next two years.

     The purchase of the CM Service business in January 1999 transformed the Company into an operating company with revenues from operations and increased its employee base from 1 employee in 1998 to 25 full time employees as of March 6, 2000.

Operations

     1999 vs. 1998 and 1998 vs. 1997

     The Company terminated its business as a food manufacturer on October 22, 1993, when it sold its operations in the Asset Sale. It conducted no operations in the fiscal years ended December 31, 1997 and December 31, 1998.

     As a start-up business, the Company incurred a net loss of ($1,252,698), or ($0.23) per share, for the year ended December 31, 1999. Included is a write-off of $134,076 representing a portion of the purchase price paid for the CRM assets allocated to in-process research and development projects that have not reached technological feasibility and have no probable alternative future uses.

     Net loss for the year ended December 31, 1998 was ($23,439), or ($0.06) per share, reflecting selling, general and administrative expenses in excess of interest and dividend income. The Company eliminated the Chairman's compensation expense when Mr. Flum's employment contract was terminated. After the distribution of assets to Flum Partners, the Company had no substantial investment income.

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

     Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing subscribers, attract new subscribers at a steady rate and maintain subscriber satisfaction,
(ii) the development, announcement or introduction of new services and products by the Company and its competitors, (iii) price competition, (iv) the increasing acceptance of the Internet for the purchase of credit information such as that offered by the Company, (v) the Company's ability to upgrade and develop its systems and infrastructure, (vi) the Company's ability to attract new personnel in a timely and effective manner, (vii) the Company's ability to manage effectively the broadening of its service to encompass additional companies monitored and the development of new products, (viii) the Company's ability to successfully manage the integration of third-party data into its Internet site, (ix) technical difficulties, system downtime or Internet brownouts, (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, and (xi) general economic conditions and economic conditions specific to the Internet and the credit information industry.

Federal Tax Considerations

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

     Limitations imposed by Section 382 of the Code upon the availability of NOLs would apply if certain changes were to occur in ownership of the Company. Thus, the Company's utilization of its carryforwards in the future may be deferred and/or reduced if the Company undertakes further equity financings or if certain other changes occur in the ownership of the Common Stock. Finally, if the Company becomes an investment company subject to the Investment Company Act of 1940, it will no longer be entitled to a deduction for NOLs. See "Business - Net Operating Loss Carryforwards". For information regarding the amounts and expiration dates of the Company's NOLs, see Note 3 to the Company's Consolidated Financial Statements.

Recently Issued Accounting Standards

     In June 1999, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 is an amendment to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 establishes accounting and reporting standards for all derivative instruments and is effective for fiscal years beginning after June 15, 2000. CreditRiskMonitor.com does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS No. 137 to have an impact on its financial position or results of operations.

Year 2000 Issues

     The Company did not experience any material disruptions in its operations or activities as a result of the so-called "Y2K Problem". Nor did the Company incur material expenses in correcting perceived or suspected Y2K problems. In addition, the Company is not aware that any of its suppliers, customers or on-line partners has experienced any material disruptions in their operations or activities. The Company does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such a problem.

Risks and Other Considerations

     From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" and similar expressions are intended to identify forward looking statements. The Company's actual future operating results or short-term or long-term liquidity may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to the following in addition to those set forth elsewhere herein or in other filings made by the Company with the Commission:

     o CRM is a relatively new venture with limited operating history and a history of significant losses. There can be no assurances that the Company will be immediately profitable or will not incur losses in the future.

     o The Company is subject to competition from firms that have greater financial, management, sales and technical resources than the Company. The Company's success also depends to a significant degree to the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon the Company.

     o The market price of the Company's common stock may be volatile at times in response to fluctuations of the Company's operating results, changes in analyst earnings estimates, market conditions as well as general conditions and other factors general to the Company.

     o While the Company expects to expand its credit reporting to privately-owned companies in 2000, if it is unable to do so, its ability to market its service will be substantially impeded and such impediment could have a material adverse affect upon the Company.

     o If CRM is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Market Guide Notes, it would be in default under the terms thereof, which would permit the holders of such Notes to accelerate the maturity of such indebtedness. Such a default could have a material adverse effect on CRM's business, prospects, financial condition and results of operation.

     o CRM may not be able to effectively market its service because of its limited marketing experience and limited personnel. The Company's ability to generate revenue from the credit information service business will be dependent upon, among other things, its ability to manage an effective sales organization.

     o If CRM is unable to respond to rapid technological changes, it may lose market share. If CRM is unable, for any reason, to adapt its Web site and other technology in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on its business, prospects, financial condition and results of operations.

     o CRM cannot assure that Market Guide will continue to supply data on current terms or that CRM will be able to establish new or extend current vendor relationships to ensure acquisition of data in a timely and efficient manner and on acceptable commercial terms. If the Company is unable to develop and maintain relationships with suppliers that would allow it to obtain sufficient quantities of reliable information on acceptable commercial terms, such inability could have a material adverse effect on the Company.

     o CRM's success is largely dependent on its ability to deliver high quality, uninterrupted access to its service over the Internet. Any system interruptions that result in the unavailability of its Web site would reduce the attractiveness of its service.

     o CRM's computer and communications hardware and systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. CRM does not have off-site back-up systems or a formal disaster recovery plan and does not have sufficient business interruption insurance to compensate it for losses that may occur. The Company's servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These could lead to interruptions, delays, loss of critical data or the inability to provide its service, which could have a material adverse effect on its business, prospects, financial condition or results of operations.

     o A determination by the Internal Revenue Service that CRM's net operating losses may not be carried forward and used to offset future profits, if any, could result in substantial tax liability which would reduce after-tax income and adversely affect CRM's financial condition and results of operations.

     o    CRM  does  not  currently   have  any  issued  patents  or  registered
          copyrights, and its technology may be misappropriated by others.

          There can be no assurance that any steps it takes will be adequate to prevent misappropriation of its technology or other proprietary rights. If CRM becomes involved in litigation to enforce or defend its intellectual property rights, such litigation can be a lengthy and costly process causing diversion of effort and resources with no guarantee of success.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company as of and for the years ended December 31, 1999 and 1998, together with the report of Clifton Gunderson L.L.C., independent auditors, are set forth at pages F-1 to F-17 of this Report on Form 10-KSB.

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

====================================================================================================================
                                                        Principal Occupation/Position           Officer or
            Name                        Age                   Held with Company                  Director
                                                                                                   Since
--------------------------------------------------------------------------------------------------------------------
Jerome S. Flum                           59            Chairman of the                             1983
                                                       Board/President/
                                                       Chief Executive Officer
--------------------------------------------------------------------------------------------------------------------
Joseph L. DeMartino                      36            Senior Vice President/Chief           September 1, 1999
                                                       Operating Officer
--------------------------------------------------------------------------------------------------------------------
Lawrence Fensterstock                    49            Senior Vice President/Chief           January 20, 1999
                                                       Financial Officer/
                                                       Secretary
--------------------------------------------------------------------------------------------------------------------
Richard J. James                         60            Director                                    1992
--------------------------------------------------------------------------------------------------------------------
Leslie Charm                             56            Director                                    1994
====================================================================================================================


     The sole officer of the Company in 1998 was Mr. Flum, Chairman, President and Chief Executive Officer.

     Jerome S. Flum has been a director of the Company since 1983. He was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. Since 1995, Mr. Flum has been Chairman of the Board of China Capital Corp., a privately-held consulting and management company headquartered in Bethesda, Maryland. From 1968 to 1985, Mr. Flum was in the investment business as an institutional security analyst, research and sales partner at an investment firm and then as a general partner of a private investment pool. Before entering the investment business Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a legal and legislative aide to a U.S. congressman. Since 1999, Mr. Flum has been a director of China B2B.com, Inc., a privately-held company owned in part by China Capital Corporation and headquartered in Bethesda, Maryland. Mr. Flum received a BS degree in Business Administration from Babson College and a JD degree from Georgetown University Law School.

     Joseph DeMartino joined the firm as Chief Operating Officer in September 1999. Previously, he was Chief Operating Officer of Market

Guide Inc. from 1998 until its merger with Multex, Inc. in the third quarter of 1999. While at Market Guide, Mr. DeMartino was responsible for managing many facets of its business, including the CreditRisk Monitor division, information systems, and the research department. Prior to joining Market Guide, Mr. DeMartino was Vice President, Account Management for ADP's Brokerage Services Division from 1993 to 1998 where he managed their largest Wall Street clients. He pioneered ADP's effort to install systems into non-traditional areas such as Research, Investment Banking, and Fixed Income trading at Merrill Lynch, Smith Barney, and Prudential. He began his career at International Business Machines as a Marketing Representative in their Wall Street offices, where he installed the first ever IBM complex system on the floor of the Commodities Exchange Center in 1989 and later lead the IBM team assisting in the merger of Smith Barney and Shearson in 1993. He holds a BA in Computer Science from CUNY Queens College.

     Lawrence  Fensterstock  became an  employee  and was elected to his current offices  in  January  1999.  He joined  Information  Clearinghouse  Incorporated
("ICI") in 1993 and was closely involved in the formation of its credit reporting service. In addition to being responsible for the publication of the various facets of the F&D service, he was chief operating and financial officer of ICI. Upon leaving ICI, in 1996, he joined Market Guide to assist in the formation of its credit information services division. From August 1989 through October 1992, he was vice president-controller, treasurer and corporate secretary for a private entity formed to acquire Litton Industries' office products operations in a leveraged buyout. There, he spent 2-1/2 years acting as de facto chief financial officer. Lawrence Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen & Co. He had an MBA degree from The University of Chicago Business School and a BA degree from Queens College.

     Richard James has been a director of the Company since April 1992. Mr. James is the Customer Satisfaction Manager for the Consumer Hardware Division of Polaroid Corporation. In this role he is responsible for improving the business performance of Polaroid's instant consumer cameras through improved redesigns and manufacturing processes, as well as by enhancing the customers' picture taking experiences. This role encompasses manufacturing plants in Scotland, China, India and the USA, and worldwide consumer markets. From 1968 through 1979 Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James is a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Engineering, a national professional organization dedicated to the application of Integrated Product Development principles to achieve rapid design, development and inception of new products and services. Mr. James holds a BS in Chemical Engineering from Northeastern University, as well as extensive studies in managerial and technical subjects. He has developed and taught numerous technical and business courses for many years as a faculty member of Polaroid's internal training organization.

     Leslie Charm has been a director of the Company since September 1994. Since 1972, Mr. Charm has been a partner in the firm of Youngman & Charm, a firm specializing in assisting companies that are experiencing operating and/or financial problems. Youngman & Charm also advises entrepreneurs in the growing of companies. From 1989 to the present, he has been a director of Moto Photo, Inc., a publicly-held international franchisor of imaging centers. Mr. Charm is an adjunct professor in entrepreneurial finance at Babson College and is a graduate of the Harvard Business School

     The Company's By-Laws provide that (a) directors shall be elected to hold office until the next annual meeting of stockholders and that each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which the director was elected and until a successor has been elected, and (b) officers shall hold office until their successors are chosen by the Board of Directors, except that the Board may remove any officer at any time.

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

     To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 1999, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with, except that a Form 4 and Form 5, reporting a total of 5 transactions, for each of Flum Partners and Jerome S. Flum were filed late.

ITEM 10. EXECUTIVE COMPENSATION

            The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company's last fiscal year.

================================================================================================
                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------
                                            Annual
                                        Compensation(2)               Long-Term Compensation
------------------------------------------------------------------------------------------------
                                                                    Number of
   Name and Principal                                              Securities
       Positions                                                    Underlying      All Other
                                      Year          Salary           Options        Compensation
------------------------------------------------------------------------------------------------
Jerome S. Flum, Chairman,             1999        $ 57,500(1)            --            None
President and Chief Executive         1998        $ -0-(1)            150,000          None
Officer                               1997        $113,859               --            None
------------------------------------------------------------------------------------------------
Joseph L. DeMartino, Senior Vice      1999        $ 40,311            130,000          None
President                             1998             N/A               --            N/A
                                      1997             N/A               --            N/A
------------------------------------------------------------------------------------------------
Lawrence Fensterstock, Senior         1999        $140,582               --            None
Vice President                        1998             N/A            150,000          N/A
                                      1997             N/A               --            N/A
================================================================================================

----------
(1) Effective December 31, 1997 Mr. Flum's Employment Agreement was terminated. See "Related Party Transactions." Beginning January 20, 1999, Mr. Flum is being compensated by the Company at the rate of $150,000 per annum, of which $90,000 per annum is being deferred until such time as the Company achieves cash flow breakeven or until the MGI Notes have been paid in full, whichever occurs sooner.

(2) No Bonus or other Annual Compensation was paid during the past three fiscal years.

Directors' Fees

     Commencing September 1994, non-employee directors receive $450 for each Board of Directors' meeting attended, up to a maximum payment of $1,800 per Director per calendar year. During 1998, non-qualified options to purchase 36,000 shares of Common Stock at a purchase price of $0.0001 per share were granted to each of the two non-employee directors.

Compensation Pursuant to Stock Option Plans

     The following table sets forth all stock options granted to the Company's executive officers during the last fiscal year.

==========================================================================================================
                                OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
----------------------------------------------------------------------------------------------------------
                                                          Individual Grants
----------------------------------------------------------------------------------------------------------
                                                     Percent of Total
                            Number of Securities    Options Granted to
                             Underlying Options    Employees in Fiscal   Exercise Basic   Expiration Date
           Name                  Amount (#)                Year           Price ($/Sh)
----------------------------------------------------------------------------------------------------------
Joseph L. DeMartino,               100,000                37.13%          $3.3125          9/01/2009
Senior Vice President               30,000                11.14%          $4.00           12/23/2009
==========================================================================================================

----------
(1) No stock appreciation rights were granted to the executive officers in fiscal 1999.

     All of the options granted to Mr. DeMartino may be exercised prior to their final two years only in installments upon the Company attaining certain specified gross revenue and pre-tax profit margin objectives as set forth in the table below, unless such objectives are modified in the sole discretion of the Board of Directors. In order to achieve the vesting of the applicable percentage of options at each level, both the minimum sales amount and the pre-tax operating margin tests for that level must be met.

==========================================================================================================
                            MINIMUM ANNUAL
----------------------------------------------------------------------------------------------------------
                                        Pre-Tax Operating          Options              Cumulative Options
   Level         Gross Sales                 Margin                Vested                     Vested
----------------------------------------------------------------------------------------------------------
     1           $ 3 Million                   20%                   6.7%                     6.7%
----------------------------------------------------------------------------------------------------------
     2           $ 4 Million                   23%                   6.7%                    13.4%
----------------------------------------------------------------------------------------------------------
     3           $ 5 Million                   27%                  10.0%                    23.4%
----------------------------------------------------------------------------------------------------------
     4           $ 6 Million                   36%                  10.0%                    33.4%
----------------------------------------------------------------------------------------------------------
     5           $7.5 Million                  39%                  13.3%                    46.7%
----------------------------------------------------------------------------------------------------------
     6           $ 9 Million                   42%                  13.3%                    60.0%
----------------------------------------------------------------------------------------------------------
     7           $ 11 Million                  45%                  16.6%                    76.6%
----------------------------------------------------------------------------------------------------------
     8           $ 14 Million                  48%                  16.6%                    93.2%
----------------------------------------------------------------------------------------------------------
     9           $ 17 Million                  48%                   6.8%                   100.0%
==========================================================================================================

     Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in whole or in part according to a formula based on the value of the Company at the time of such change in control.

ITEM 11. SECURITY OWNERHSIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 6, 2000 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

================================================================================
                                                                   Percentage of
                                        Number of Shares            Outstanding
                 Name                  of Common Stock(1)           Common Stock
--------------------------------------------------------------------------------
Flum Partners(2)                          3,797,128(3)                 71.08%
--------------------------------------------------------------------------------
Jerome S. Flum                            3,910,353(4)(5)              73.20%
--------------------------------------------------------------------------------
Richard J. James                              1,000                       --*
--------------------------------------------------------------------------------
Leslie Charm                                  1,000                       --*
--------------------------------------------------------------------------------
All directors and officers                3,943,353(4)(5)              73.82%
(as a group (5 persons))
================================================================================

----------
*    less than 1%

(1) Does not give effect to (a) options to purchase 150,000 shares granted to Mr. Flum pursuant to the 1992 Incentive Stock Option Plan of the Company,
     (b) options to purchase 761,700 shares of Common Stock granted to 25 officers, employees and consultants pursuant to the 1998 Long Term Incentive Plan of the Company, and (c) options to purchase an aggregate of 36,000 shares granted to each of the other directors. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 1,000 shares of Common Stock granted to non-employee directors which are immediately exercisable.

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Includes 3,598,299 shares of Common Stock issued upon the conversion on January 20, 1999 of the Senior Preferred Stock owned by Flum Partners.

(4) Includes 3,797,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 3,910,353 shares of Common Stock, or 73.20% of the outstanding shares of Common Stock (giving effect to the Senior Preferred Stock Conversion and the issuance of stock to Investors in the 1999 Private Placement) may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act"). Does not include options to purchase 150,000 shares granted to Mr. Flum under the 1992 Incentive Stock Option Plan.

(5) Includes 2,000 shares of common stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

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

Interest of Certain Persons and Conflicts of Interest

     As a consequence of the payment of the liquidation preferences of the Series A Preferred Stock and Series B Preferred Stock, the issuance and subsequent conversion of the Senior Preferred Stock, and the purchase of shares by Flum Partners in the private placement, and as described above, Jerome S. Flum, the Chairman of the Board, Chief Executive Officer and President of the Company, individually and through Flum Partners, beneficially owns 3,910,353 shares of Common Stock. In addition, Mr. Flum has been granted Incentive Stock Options ("ISOs") to purchase 150,000 shares of the Common Stock at an exercise price of $0.00011 per share (equal to 110% of the fair market value of the Common Stock on the date of grant).

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

     In November 1998, Flum Partners, an investment limited partnership which during 1998 owned 90% of the Company's outstanding voting shares, and the general partner of which is Jerome S. Flum, the Company's Chairman, President and CEO, provided the Company with a line of credit of up to $20,000 of which only $5,500 was drawn upon. In consideration thereof, the Company issued to Flum Partners 2,000 shares of Common Stock. In addition, Flum Partners purchased 160,000 shares of Common Stock as a participant in the 1999 Private Placement and agreed to convert all of its 1,100,000 shares of Senior Preferred Stock into 3,598,299 shares of Common Stock on or prior to the closing of the Private Placement. This conversion was effected as of January 20, 1999.

     On May 17, 1999, Flum Partners and the Company entered into an Agreement (the "Agreement") pursuant to which Flum Partners and its partners agreed not to purchase or sell any shares of stock of the Company, including purchases from the Company but excluding transfers by Flum Partners to its partners, without the prior written authorization of the Board of Directors. The purpose of the Agreement is to reduce the risk that certain changes in stock ownership of the Company would jeopardize the Company's ability to utilize fully its NOLs or other federal income tax attributes. The Agreement terminates on May 17, 2000 unless otherwise terminated or extended by mutual agreement and in any event shall terminate upon the Company having less than $100,000 in federal tax attributes. The Company in turn agreed to grant to Flum Partners and its partners to whom stock of the Company may be transferred certain "piggyback" registration rights in the event of future public offerings by the Company of its securities.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

     2    -    Copy of the Asset Purchase Agreement dated December 29, 1998. (8)

     3(i)A-    Copy  of  the   Company's   Amended  and  Restated   Articles  of
               Incorporation dated as of May 7, 1999.

     3(i)B-    Certificate  of  Designations   for  Series  A  Preferred  Stock,
               together  with  Certificate  of  Amendment   thereto  and  Second
               Certificate of Amendment thereto. (2)

     3(i)C-    Certificate of Designations for Series B Preferred Stock. (3)

     3(i)D- Third Certificate of Amendment of The Certificate of Designations of Series A Preferred Stock. (7)

     3(i)E- Certificate of Amendment of The Certificate of Designations of Series B Preferred Stock. (7)

     3(i)F-    Certificate of Designations of Senior Preferred Stock. (8)

     3(ii)-    Copy of the Company's By-Laws as amended April 27, 1987. (1)

     10-A -    Copy of Company's 1992 Stock Option Plan. (6)

     10-B -    Copy of Company's 1985 SAR and  Non-Qualified  Stock Option Plan.
               (2)

     10-C - Copy of Employment Agreement dated as of July 1, 1992 between the Company and Jerome Flum. (6)

     10-D - Copy of 1988 Amendments to Company's 1985 SAR and Non-Qualified Stock Option Plan. (4)

     10-E - Letter Agreement dated November 12, 1990 by and between New Generation Foods, Inc. and Jerome S. Flum. (5)

     10-F - Letter Agreement dated November 27, 1990 by and between New Generation Foods, Inc. and Jerome S. Flum. (5)

     10-G - Registration Rights Agreement dated November 12, 1990 by and between New Generation Foods, Inc. and Jerome S. Flum. (5)

     10-H - Letter Agreement dated November 18, 1997 between New Generation Foods, Inc., Flum Partners and Jerome Flum. (7)

     10-I -    Copy of Company's 1998 Long-Term Incentive Plan. (9)

     10-J - Letter Agreement dated May 17, 1999 by and between Flum Partners and the Company.

     11   -    Statements Regarding Computation of Per Share Earnings.

     21   -    Subsidiaries of the Company.

     27   -    Financial Data Schedule.

----------
(1) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1988 (File No.0-10825) and incorporated herein by reference thereto.

(2) Filed as an Exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-17446) and incorporated herein by reference thereto.

(3) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-17446) filed October 25, 1989 and incorporated herein by reference thereto.

(4) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1989 (File No. 0-10825) and incorporated herein by reference thereto.

(5) Filed as an Exhibit to Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form S-3 filed November 15, 1991 (File No. 33-17446) and incorporated herein by reference thereto.

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992 (File No. 0-10825) and incorporated herein by reference thereto.

(7) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1997 (File No. 0-10825) and incorporated herein by reference.

(8) Filed as an Exhibit to Registrant's Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(9) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.

                        DOCUMENTS AVAILABLE UPON REQUEST

     Exhibits 3(i)A, 10-J, 11, 21 and 27 are filed with this Form 10-KSB. All other exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company's cost of providing and mailing the exhibits by writing to:

     Office of the Secretary, CreditRiskMonitor.com, Inc., 110 Jericho Turnpike, Suite 202, Floral Park, NY 11001-2019.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT                                                 F-2


FINANCIAL STATEMENTS

         Consolidated Balance Sheets - December 31, 1999 and 1998            F-3

         Consolidated Statements of Operations - Years Ended
                  December 31, 1999 and 1998                                 F-4

         Consolidated Statements of Stockholders' Equity
                  (Deficit) - Years Ended December 31, 1999 and 1998         F-5

         Consolidated Statements of Cash Flows - Years Ended
                  December 31, 1999 and 1998                                 F-6

         Notes to Consolidated Financial Statements -
                  December 31, 1999 and 1998                                 F-7

                          Independent Auditor's Report


The Board of Directors and Stockholders
CreditRiskMonitor.com, Inc.

We have audited the accompanying consolidated balance sheets of CreditRiskMonitor.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


CLIFTON GUNDERSON L.L.C.


Peoria, Illinois
January 26, 2000

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                                                                            1999                  1998
                                                                                        ------------         ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $  1,421,885         $     13,400
     Accounts receivable, net of allowance of $32,500                                        575,048                 --
     Purchase option                                                                            --                115,000
     Other                                                                                    15,798                 --
                                                                                        ------------         ------------

         Total current assets                                                              2,012,731              128,400

Property and equipment, net of accumulated depreciation                                      316,999                 --
Goodwill, net of accumulated amortization                                                  2,183,275                 --
Other assets                                                                                  21,075                 --
                                                                                        ------------         ------------

Total assets                                                                            $  4,534,080         $    128,400
                                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Unearned subscription income                                                       $  1,263,145         $       --
     Accrued expenses                                                                         55,598               86,364
     Accounts payable                                                                         23,388                5,908
     Current portion of capitalized lease obligation                                           4,070                 --
     Other                                                                                    42,235                5,500
                                                                                        ------------         ------------

         Total current liabilities                                                         1,388,436               97,772

Long-term debt, net of current portion:
     Secured promissory note, net of unamortized discount
         of $167,643                                                                         832,357                 --
     Expense promissory note                                                                 106,087                 --
     Capitalized lease obligation                                                             19,990                 --
                                                                                        ------------         ------------
                                                                                             958,434                 --
Deferred compensation                                                                         86,250                 --
                                                                                        ------------         ------------

         Total liabilities                                                                 2,433,120               97,772

Redeemable convertible  voting senior preferred stock, $.01 par value (stated at liquidation value of $1.00 per share).  Authorized 1,100,000 shares; issued and outstanding -0- and 1,100,000 shares,
     respectively                                                                               --              1,100,000

Stockholders' equity (deficit):
     Preferred stock, $.01 par value.  Authorized
         5,000,000 and 3,900,000 shares, respectively;
         none issued and outstanding                                                            --                    --
     Common stock, $.01 par value.  Authorized 25,000,000
         shares; issued and outstanding 5,341,129 and
         399,830 shares, respectively                                                         53,411                3,998
     Additional paid-in capital                                                           27,192,567           22,818,930
     Accumulated deficit                                                                 (25,145,018)         (23,892,300)
                                                                                        ------------         ------------

         Total stockholders' equity (deficit)                                              2,100,960           (1,069,372)
                                                                                        ------------         ------------

Total liabilities and stockholders' equity (deficit)                                    $  4,534,080         $    128,400
                                                                                        ============         ============


   These consolidated financial statements should be read only in conjunction with the accompanying notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1999 and 1998


                                                             1999               1998
                                                         -----------         -----------
Operating revenues                                       $ 1,259,019         $      --

Operating expenses:
     Data and product costs                                  686,517                --
     Selling, general and administrative expenses          1,504,829              28,216
     Depreciation and amortization                           167,250                --
                                                         -----------         -----------

         Total operating expenses                          2,358,596              28,216
                                                         -----------         -----------

Loss from operations                                      (1,099,577)            (28,216)
Other income                                                  66,244               7,702
Interest expense                                             (82,153)               --
Write-off of intangible assets                              (134,076)               --
Loss on sales of fixed assets                                 (3,191)               --
                                                         -----------         -----------

Loss before income taxes                                  (1,252,753)            (20,514)
Provision (benefit) for income taxes                             (55)              2,925
                                                         -----------         -----------

Net loss                                                 $(1,252,698)        $   (23,439)
                                                         ===========         ===========


Net loss per share
     Basic                                               $     (0.23)        $     (0.06)
                                                         ===========         ===========

     Dilutive                                            $     (0.23)        $     (0.06)
                                                         ===========         ===========


   These consolidated financial statements should be read only in conjunction with the accompanying notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 1999 and 1998


                                                                                                                         Total
                                                                               Additional                            Stockholders'
                                                Common Stock                     Paid-in           Accumulated          Equity
                                          Shares             Amount              Capital             Deficit           (Deficit)
                                      ------------        ------------        ------------        ------------         ------------
Balance December 31, 1997                  399,830        $      3,998        $ 22,818,930        $(23,868,861)        $ (1,045,933)

Net loss for year ended
  December 31, 1998                           --                  --                  --               (23,439)             (23,439)
                                      ------------        ------------        ------------        ------------         ------------

Balance December 31, 1998                  399,830               3,998          22,818,930         (23,892,300)          (1,069,372)

Net loss for year ended
  December 31, 1999                           --                  --                  --            (1,252,698)          (1,252,698)
Conversion of redeemable
  convertible voting
  senior preferred
  stock                                  3,598,299              35,983           1,064,017                --              1,100,000
Proceeds from private
  offering, net of
  offering expenses                      1,300,000              13,000           3,180,553                --              3,193,553
Proceeds from issuance
  of common stock                           42,000                 420             128,975                 (20)             129,375
Proceeds from exercise
  of stock options                           1,000                  10                  92                --                    102
                                      ------------        ------------        ------------        ------------         ------------

Balance December 31, 1999                5,341,129        $     53,411        $ 27,192,567        $(25,145,018)        $  2,100,960
                                      ============        ============        ============        ============         ============


   These consolidated financial statements should be read only in conjunction with the accompanying notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998


                                                                  1999                 1998
                                                               -----------         -----------
Cash flows from operating activities:
     Net loss                                                  $(1,252,698)        $   (23,439)
                                                               -----------         -----------
     Adjustments to reconcile net loss to net cash used
         in operating activities:
              Goodwill amortization                                104,874                --
              Depreciation                                          62,376                --
              Write-off of intangible assets                       134,076                --
              Deferred compensation                                 86,250                --
              Amortization of debt discount                         73,970                --
              Provision for bad debts                               32,500                --
              Deferred interest expense                              7,925                --
              Loss on sale of fixed assets                           3,191                --
     Change in operating  assets and  liabilities,
          net of effect of purchase of
          assets of Market Guide Inc.:
              Accounts receivable                                 (199,070)               --
              Other current assets                                 (15,799)               --
              Unearned subscription income                         466,792                --
              Accounts payable                                      17,479            (454,092)
              Accrued expenses                                     (30,766)             45,880
              Other current liabilities                             31,791                --
                                                               -----------         -----------
                  Total adjustments                                775,589            (408,212)
                                                               -----------         -----------

Net cash used in operating activities                             (477,109)           (431,651)
                                                               -----------         -----------

Cash flows from investing activities:
     Purchase of assets of Market Guide Inc.,
         net of debt issued                                     (1,273,547)               --
     Acquisition of purchase option                                   --              (115,000)
     Purchase of fixed assets                                     (142,467)               --
     Proceeds from sale of fixed assets                                500                --
     Increase in other assets                                      (21,075)               --
                                                               -----------         -----------

Net cash used in investing activities                           (1,436,589)           (115,000)
                                                               -----------         -----------

Cash flows from financing activities:
     Proceeds from private offering, net of
       offering expenses                                         3,193,553                --
     Proceeds from issuance of common stock                        129,375                --
     Payments on capital lease obligation                             (847)               --
     Proceeds from exercise of stock options                           102                --
     Dividends paid                                                   --              (840,000)
                                                               -----------         -----------

Net cash provided by (used in) financing activities              3,322,183            (840,000)
                                                               -----------         -----------

Net decrease in cash and cash equivalents                        1,408,485          (1,386,651)
Cash and cash equivalents at beginning of year                      13,400           1,400,051
                                                               -----------         -----------

Cash and cash equivalents at end of year                       $ 1,421,885         $    13,400
                                                               ===========         ===========

Supplemental disclosure of cash flow information
     Cash paid during the year for income taxes                $      --           $     2,925
                                                               ===========         ===========

Supplement schedule of 1999 non-cash investing and financing activities:

     In connection with the purchase of assets of Market Guide Inc. debt was issued as follows:

         Secured promissory note                          $758,386
         Expense promissory note                            98,162

     A capital lease obligation of $24,907 was incurred when the Company entered into a lease for new equipment.


  These consolidated financial statements should be read only in conjunction with the accompanying notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Description of Business

CreditRiskMonitor.com, Inc. (also referred to as the "Company" and formerly known as New Generation Foods, Inc.) provides a totally interactive business-to-business Internet-based service designed specifically for corporate credit professionals.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spicer's International, Inc. and NGF Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)  Use of Estimates in Preparing Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Cash Equivalents

The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less to be cash equivalents.

(e)  Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments. These leases are amortized on the straight-line method over their primary term. Estimated useful lives are generally as follows: fixtures and equipment--3 to 6 years; and capitalized leases--5 years.

(f)  Goodwill

Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is being amortized over 20 years using the straight-line method. The carrying value of goodwill is evaluated periodically for impairment. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable. Accumulated amortization at December 31, 1999 and 1998 was $104,874 and $0, respectively. Amortization expense was $104,874 and $0 for the years ended December 31, 1999 and 1998, respectively.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


(g)  Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns. Deferred tax assets are recognized for temporary differences that will be deductible in future years' tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

(h)  Revenue Recognition

The Company recognizes revenue as its service is used by its customers. Amounts billed for subscriptions are credited to unearned subscription income and reflected in operating revenues as earned over the subscription term, which is generally one year.

(i)  Income (Loss) Per Share

Income (loss) per share is computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Amounts reported as income (loss) per share for each of the two years in the period ended December 31, 1999 reflect the income (loss) available to stockholders for the year divided by the weighted average of common shares outstanding during the period.

(j)  Stock Option Plans

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

(k)  Fair Value of Financial Instruments

The Company believes the recorded value of cash and cash equivalents, purchase option, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments. The Company's promissory notes have been discounted, as appropriate, to bear interest rates that represent the cost of borrowings with third-party lenders, which approximates current fair value.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


(l)  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.


NOTE 2 - PURCHASE OF CREDITRISK MONITOR AND CAPITAL TRANSACTIONS

In September 1998, the Company entered into an option agreement (the "Purchase Option") to purchase the assets of the CreditRisk Monitor ("CRM") credit information service from Market Guide Inc. ("MGI"). CRM is an Internet based service providing credit reports to corporate personnel on retailing and other companies incorporating MGI developed financial information, peer and trend analysis, news, and other vital information. The Company paid $60,000 for the Purchase Option in addition to paid and accrued legal fees totaling $55,000. On December 29, 1998, the Company notified MGI of its intention to exercise this Purchase Option, which was consummated on January 19, 1999.

On January 19, 1999, the Company exercised its option to purchase the assets of CRM. The assets purchased included customer contracts, receivables, equipment, software, and intangibles. The net present value of the purchase price was approximately $2.15 million (inclusive of the $60,000 paid for the Purchase Option in September 1998), of which $1.23 million was paid at closing and the balance is represented by two secured promissory notes (one for approximately $100,000 and the other for $760,000, net of $240,000 discount - see Note 6 for details).

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

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


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

The following unaudited pro forma summary for the year ended December 30, 1998 presents the consolidated results of operations as if the acquisition had been made at the beginning of 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1998 or the results which may occur in the future.

Revenues                                                          $     809,563
                                                                  =============

Net income (loss)                                                 $  (1,364,651)
                                                                  =============

Net income (loss) per share - basic                               $       (0.26)
                                                                  =============

Net income (loss) per share - dilutive                            $       (0.26)
                                                                  =============

Net income (loss) per share was computed on a pro forma basis giving effect to the issuance of 1,300,000 common shares, the conversion of the 1,100,000 shares of redeemable preferred stock into 3,598,299 common shares, and the issuance of 2,000 common shares to Flum Partners. All of these stock transactions were related to the acquisition.


NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes consisted of:

                                                            1999           1998
                                                           ------         ------

Current tax provision (benefit):
     U.S. Federal                                          $ --           $ --
     State and local                                          (55)         2,925
                                                           ------         ------
         Total current tax provision (benefit)                (55)         2,925
                                                           ------         ------

Deferred tax provision:
     U.S. Federal                                            --             --
     State and local                                         --             --
                                                           ------         ------
         Total deferred tax provision                        --             --
                                                           ------         ------

Total                                                      $  (55)        $2,925
                                                           ======         ======

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


The actual tax expense for 1999 and 1998 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income (loss) before income taxes) as follows:

                                                      1999              1998
                                                   ---------         ---------

Computed "expected" benefit                        $(425,936)        $  (6,975)
Expiration of net operating loss carryforward        792,980           760,920
Expiration of investment tax carryforward             16,000            21,000
Underaccrual of prior year taxes                        --               2,925
Decrease in valuation allowance                     (382,667)         (774,143)
Other                                                   (432)             (802)
                                                   ---------         ---------

Income tax expense (benefit)                       $     (55)        $   2,925
                                                   =========         =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                        1999                 1998
                                                     -----------         -----------
Deferred tax assets:
     Net operating loss carryforwards                $ 4,340,534         $ 4,724,640
     Deferred salary                                      29,325                --
     Investment tax credit carryforwards                  19,000              35,000
     Alternative minimum tax carryforward                  6,655               6,655
                                                     -----------         -----------

         Total gross deferred tax assets               4,395,514           4,766,295
                                                     -----------         -----------

Deferred tax liabilities:
     Goodwill amortization                               (11,886)               --
                                                     -----------         -----------

         Total gross deferred tax liabilities            (11,886)               --
                                                     -----------         -----------

Valuation allowance                                   (4,383,628)         (4,766,295)
                                                     -----------         -----------

Net deferred tax assets                              $      --           $      --
                                                     ===========         ===========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was a decrease of $382,667 and $774,143, respectively.

At December 31, 1999, the Company has net operating loss carryforwards as follows which are available to offset future federal taxable income, if any, through 2019. The Company also has investment tax credit carryforwards as follows which are available to reduce future federal income taxes, if any, through 2000.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


                     Net                Investment        Year of
               Operating Loss           Tax Credit      Expiration
               --------------           ----------      ----------
                 $ 3,436,000          $    19,000          2000
                   1,750,000                 --            2001
                   1,434,000                 --            2002
                   1,512,000                 --            2003
                   1,131,000                 --            2004
                     805,000                 --            2005
                     547,000                 --            2006
                     574,000                 --            2007
                     238,000                 --            2008
                     114,000                 --            2017
                      23,000                 --            2018
                   1,201,000                 --            2019
                 -----------          -----------

                 $12,765,000          $    19,000
                 ===========          ===========


NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

(a)  Common Stock

At December 31, 1999, 974,050 shares of the Company's authorized common stock were reserved for issuance under stock option plans. An additional 10,000 shares of the Company's common stock were reserved for issuance under warrants granted in connection with the Company's private placement. The warrants are exercisable at $2.50 per share beginning in January 2002 and expire in 2005.

(b)  Stock Options and Stock Appreciation Rights

The Company has three stock option plans: the 1998 Long-Term Incentive Plan, the 1992 Incentive Stock Option Plan, and the 1985 SAR and Non-Qualified Stock Option Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The total number of the Company's shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 1999, there were options outstanding for 821,800 shares of common stock under this plan. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. Options expire on the date determined, but not more than ten years from the date of grant. The plan shall terminate ten years from the date of stockholder approval.

The Company's 1992 Incentive Stock Option Plan authorizes the grant of incentive stock options to employees of the Company. The total number of the Company's shares that may be issued or transferred pursuant to options granted under the Incentive Stock Option Plan, as amended, is

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


150,000 shares of common stock. At December 31, 1999, there were 150,000 options outstanding for shares of common stock under this plan. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. Options expire on the date determined, but not more than ten years from the date of grant. No option may be exercised unless the holder is then an employee of the Company, provided that such exercise may be made for no more than three months following termination of employment or one year after death while being employed. No options may be granted under this plan after June 12, 2002.

The Company's 1985 SAR and Non-Qualified Stock Option Plan authorizes the grant of stock incentives in the form of stock options and stock appreciation rights to key service personnel of the Company. The total number of the Company's shares that may be issued or transferred pursuant to stock incentives granted under the plan, as amended, is 62,500 shares of common stock. At December 31, 1999, there were options outstanding for 2,250 shares of common stock under this plan. The plan authorizes the grant of two categories of stock incentives:

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

There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 1999 and 1998, nor are there any stock appreciation rights outstanding at December 31, 1999 and 1998.

Transactions with respect to the Company's stock option plans for the years ended December 31, 1999 and 1998 are as follows:

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


                                                                       Weighted
                                                                        Average
                                                        Number         Exercise
                                                       of Shares         Price
                                                       ---------         -----

Outstanding at December 31, 1997                         3,250          $0.90412
     Granted                                           752,500           0.00011
                                                      --------

Outstanding at December 31, 1998                       755,750          $0.00399
     Granted                                           274,300           4.69415
     Forfeited                                         (55,000)          0.00010
     Exercised                                          (1,000)          0.10200
                                                      --------

Outstanding at December 31, 1999                       974,050          $1.32489
                                                      ========          ========

As of December 31, 1999, there were 678,200 shares of common stock reserved for the granting of additional options.

The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                                                 Options Outstanding                      Options Exercisable
                                                 -------------------                      -------------------
                                                      Weighted
                                                      Average
                                                      Remaining         Weighted                        Weighted
                                                     Contractual         Average                         Average
           Range of                 Number              Life            Exercise          Number        Exercise
        Exercise Prices           Outstanding        (in years)           Price         Exercisable       Price
        ---------------           -----------        ----------           -----         -----------       -----
$ 0.0001 - $ 0.1020                  698,500             7.18           $0.0002           1,000            $0.1020
$ 2.1875 - $ 4.5000                  160,050             9.64           $3.5338           1,250            $2.1875
$ 5.5000 - $10.1250                  115,500             9.03           $6.2749             --                 --
                                     -------             ----           -------         -------            -------
                                     974,050             7.81           $1.3249           2,250            $1.2606
                                     =======                                            =======

The weighted average fair value at date of grant for options granted during 1999 and 1998 was $2.35 and $0.00 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                        Years ended December 31,
                                                        ------------------------
                 Assumption                               1999          1998
                 ----------                               ----          ----

Risk-free interest rate                                    5.80%        5.30%
Dividend yield                                             0.00%        0.00%
Volatility factor                                          1.64         0.00
Weighted-average expected life of the option (years)          9            9

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies APB Opinion No. 25 and related interpretations in accounting for its option plan. Accordingly, no compensation cost has been recognized for the stock options granted in the prior two years. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                   1999                1998
                                                   ----                ----
Net income (loss)
     As reported                               $ (1,252,698)        $ (23,439)
     Pro forma                                 $ (1,322,880)        $ (23,439)
Net income (loss) per share - basic
     As reported                               $      (0.23)        $   (0.06)
     Pro forma                                 $      (0.25)        $   (0.06)
Net income (loss) per share - dilutive
     As reported                               $      (0.23)        $   (0.06)
     Pro forma                                 $      (0.25)        $   (0.06)


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                 1999              1998
                                              ---------           --------

Computer equipment and software               $ 305,985           $   --
Furniture and fixtures                           47,878               --
Capitalized lease                                24,907               --
                                              ---------           --------
                                                378,770               --
Accumulated depreciation                        (61,771)              --
                                              ---------           --------

                                              $ 316,999           $   --
                                              =========           ========


NOTE 6 - PROMISSORY NOTES

In connection with the Company's  acquisition of the assets of CRM from MGI (see
Note 2), the Company issued two secured promissory notes. These notes are summarized as follows:

     o $1,000,000 secured promissory note, bearing interest at 6.0% beginning on July 1, 2001, payable in 24 equal monthly installments of principal and interest in the amount of $44,321 commencing July 31, 2001 through June 30, 2003. The present value

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


          of such promissory note was approximately $760,000 at its origination.

     o $98,162 secured expense promissory note, accruing interest at 8.5% beginning on February 1, 1999, payable in 24 equal monthly installments of principal and interest in the amount of $5,286 commencing February 28, 2001 through January 31, 2003.

Both notes are secured by the assets purchased and substantially all other assets of the Company.

The principal maturities on these notes, including deferred interest to be capitalized and amortization of deferred discount, for the five years subsequent to December 31, 1999 are as follows:

                       Year Ended
                      December 31,             Amount
                      ------------             ------

                         2000                $   --
                         2001                 273,520
                         2002                 541,045
                         2003                 263,771
                         2004                    --


NOTE 7 - LEASE COMMITMENTS

The Company's operations are conducted from a leased facility, which is under an operating lease that expires in approximately five years. The Company also leases certain equipment under operating leases that expire over the next five years. Rental expenses under operating leases were $69,800 and $0 for the years ended December 31, 1999 and 1998, respectively.

The Company acquired telephone and office equipment under a capital lease that expires in 2004 and has an implicit interest rate of approximately 10%. This lease contains a purchase option at the end of the original lease term.

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 1999, are as follows:

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Continued)


                                                   Capital Lease    Operating
                                                    Obligation       Leases
                                                    ----------       --------

2000                                                $  6,306        $ 98,381
2001                                                   6,306         101,109
2002                                                   6,306         103,919
2003                                                   6,306         106,814
2004                                                   5,256          98,714
                                                     --------        --------

Total minimum lease payments                           30,480        $508,937
                                                                     ========
Less amounts representing interest                      6,420
                                                     --------

                                                       24,060
Less current portion of capitalized
   lease obligation                                     4,070
                                                     --------

Long-term capitalized lease obligation               $ 19,990
                                                     ========


NOTE 8 - EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                   1999               1998
                                                   ----               ----

Net income (loss)                              $   (1,252,698)    $   (23,439)
                                               ==============     ===========

Basic average common shares outstanding             5,341,129         399,830
                                               ==============     ===========

Net income (loss) per share - basic            $        (0.23)    $     (0.06)
                                               ==============     ===========

Net income (loss) per share - dilutive         $        (0.23)    $     (0.06)
                                               ==============     ===========


The effect of dilutive securities (i.e., convertible voting senior preferred stock, options and warrants) is anti-dilutive for 1999 and 1998, therefore, basic and dilutive loss per share are the same for those years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CREDITRISKMONITOR.COM, INC.
                                  (REGISTRANT)


Date: March 28, 2000                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2000                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer


Date: March 28, 2000                By: /s/ Joseph L. DeMartino
                                            Joseph L. DeMartino
                                            Chief Operating Officer


Date: March 28, 2000                By: /s/ Lawrence Fensterstock
                                            Lawrence Fensterstock
                                            Chief Financial Officer


Date: March 28, 2000                By: /s/ Richard J. James
                                            Richard J. James
                                            Director


Date: March 28, 2000                By: /s/ Leslie Charm
                                            Leslie Charm
                                            Director