Form 10KSB/A
period 1999-12-31
CREDITRISKMONITOR COM INC
filed 2000-03-31
CIK 315958

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

ITEM 11. SECURITY OWNERHSIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 6, 2000 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:


================================================================================
                                                                   Percentage of
                                        Number of Shares            Outstanding
                 Name                  of Common Stock(1)           Common Stock
--------------------------------------------------------------------------------
Flum Partners(2)                          3,797,128(3)                 71.08%
--------------------------------------------------------------------------------
Jerome S. Flum                            3,910,353(4)(5)              73.20%
--------------------------------------------------------------------------------
Joseph L. DeMartino                          31,000                       --*
--------------------------------------------------------------------------------
Richard J. James                              1,000                       --*
--------------------------------------------------------------------------------
Leslie Charm                                  1,000                       --*
--------------------------------------------------------------------------------
All directors and officers                3,943,353(4)(5)              73.82%
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