Form 10QSB
period 2000-03-31
CREDITRISKMONITOR COM INC
filed 2000-05-08
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                 For the quarterly period ended: March 31, 2000
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________ to __________

                          Commission file number 1-8601
                                                 ------

                           CREDITRISKMONITOR.COM, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        36-2972588
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         110 Jericho Turnpike, Suite 202
                           Floral Park, New York 11001
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 620-5400
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common stock $.01 par value -- 5,341,129 shares outstanding as of May 4, 2000.
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                                      INDEX



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2000 (Unaudited)
         and December 31, 1999 (Audited)......................................3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2000 and 1999 (Unaudited)............................4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999 (Unaudited)............................5

         Condensed Notes to Consolidated Financial Statements.................6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................11


SIGNATURES...................................................................12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                                  March 31,           Dec. 31,
                                                                                     2000               1999
                                                                                     ----               ----
                                                                                  (Unaudited)         (Audited)

ASSETS
Current assets:
     Cash and cash equivalents                                                $     1,436,914   $      1,421,885
     Accounts receivable, net of allowance of $32,500
         and $32,500, respectively                                                    460,908            575,048
     Other                                                                             25,891             15,798
                                                                              ---------------   ----------------

         Total current assets                                                       1,923,713          2,012,731

Property and equipment, net of accumulated
     depreciation of $85,255 and $61,771, respectively                                335,162            316,999
Goodwill, net of accumulated amortization                                           2,154,673          2,183,275
Other assets                                                                           34,827             21,075
                                                                             ----------------   ----------------

         Total assets                                                         $     4,448,375   $      4,534,080
                                                                              ===============   ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned subscription income                                             $     1,407,831   $      1,263,145
     Deferred advertising revenue                                                      16,725                 -
     Accrued expenses                                                                  67,773             55,598
     Accounts payable                                                                  28,798             23,388
     Current portion of capitalized lease obligation                                    4,173              4,070
     Other                                                                             29,970             41,768
                                                                              ---------------   ----------------

         Total current liabilities                                                  1,555,270          1,387,969

Long-term debt, net of current portion:
     Secured promissory note, net of unamortized discount
         of $147,190 and $167,643, respectively                                       852,810            832,357
     Expense promissory note                                                          108,358            106,087
     Capitalized lease obligation                                                      18,908             19,990
                                                                              ---------------   ----------------
                                                                                      980,076            958,434
Deferred rent                                                                           1,402                467
Deferred compensation                                                                 108,750             86,250
                                                                              ---------------   ----------------

         Total liabilities                                                          2,645,498          2,433,120

Stockholders' equity:
     Common stock                                                                      53,411             53,411
     Additional paid-in capital                                                    27,192,567         27,192,567
     Accumulated deficit                                                          (25,443,101)       (25,145,018)
                                                                              ---------------   ----------------

         Total stockholders' equity                                                 1,802,877          2,100,960
                                                                              ---------------   ----------------

         Total liabilities and stockholders' equity                           $     4,448,375   $      4,534,080
                                                                              ===============   ================


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                     2000               1999
                                                                                     ----               ----

Operating revenues                                                              $     427,344   $        274,639

Operating expenses:
     Data and product costs                                                           184,027            130,078
     Selling, general and administrative expenses                                     484,865            344,920
     Depreciation and amortization                                                     52,086             28,233
                                                                                --------------   ----------------

         Total operating expenses                                                     720,978            503,231
                                                                                --------------   ----------------

Loss from operations                                                                 (293,634)          (228,592)
Other income                                                                           21,902             21,115
Interest expense                                                                      (23,331)           (16,901)
Write-off of intangible assets                                                              -           (134,076)
                                                                                --------------    ---------------

Loss before income taxes                                                             (295,063)          (358,454)
Provision for income taxes                                                              3,020                 -
                                                                                --------------    ---------------

Net loss                                                                        $    (298,083)  $       (358,454)
                                                                                ==============    ===============

Net loss per share of common stock:

     Basic                                                                      $       (0.06)  $          (0.07)
                                                                                ==============    ===============

     Diluted                                                                    $       (0.06)  $          (0.07)
                                                                                ==============    ===============

Weighted average number of common shares outstanding:

     Basic                                                                          5,341,129          5,300,129
                                                                                ==============    ===============

     Diluted                                                                        5,341,129          5,300,129
                                                                                ==============    ===============


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                     2000               1999
                                                                                     ----               ----

Cash flows from operating activities:
     Net loss                                                                   $    (298,083)  $       (358,454)
     Adjustments to reconcile net loss to net cash
         provided by operations:
              Goodwill amortization                                                    28,602             19,068
              Depreciation                                                             23,484              9,165
              Write-off of intangible assets                                               -             134,076
              Deferred compensation                                                    22,500             18,750
              Amortization of debt discount                                            20,453             15,505
              Deferred interest expense                                                 2,271              1,396
              Deferred rent                                                               935                 -
     Changes in operating assets and  liabilities,
         net of effect of purchase of assets from Market Guide Inc.:
              Accounts receivable                                                     114,140             35,786
              Other current assets                                                    (10,093)           (11,724)
              Unearned subscription income                                            144,686             57,699
              Deferred advertising revenue                                             16,725                 -
              Accounts payable                                                          5,410             47,709
              Accrued expenses                                                         12,175             34,373
              Other current liabilities                                               (11,798)            (1,573)
                                                                              ---------------   ----------------

Net cash provided by operating activities                                              71,407              1,776
                                                                              ---------------   ----------------

Cash flows from investing activities:
     Purchase of assets from Market Guide Inc.,
         net of debt issued                                                                -          (1,273,547)
     Purchase of fixed assets                                                         (41,647)           (19,639)
     Increase in other assets                                                         (13,752)            (6,573)
                                                                              ---------------   ----------------

Net cash used in investing activities                                                 (55,399)        (1,299,759)
                                                                              ---------------   ----------------

Cash flows from financing activities:
     Proceeds from private offering, net of
         offering expenses                                                                 -           3,193,053
     Payments on capital lease obligation                                                (979)                -
                                                                              ---------------   ----------------

Net cash provided by (used in) financing activities                                      (979)         3,193,053
                                                                              ---------------   ----------------

Net increase in cash and cash equivalents                                              15,029          1,895,070

Cash and cash equivalents at beginning of
     period                                                                         1,421,885             13,400
                                                                              ---------------   ----------------

Cash and cash equivalents at end of period                                    $     1,436,914   $      1,908,470
                                                                              ===============   ================


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999.

Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Purchase of CreditRisk Monitor and Capital Transactions

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

Concurrently, the Company completed a private placement of 1,300,000 shares of its common stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million. The proceeds from this offering were used to finance the cash portion of the CRM acquisition and the remainder will be used for future working capital needs. These securities were subsequently registered under a Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on May 17, 1999.

In anticipation of the exercise of the Purchase Option, in November 1998, Flum Partners, a related party, provided the Company with a line of credit of up to $20,000 of which only $5,500 was drawn upon and, in consideration thereof, the Company agreed to issue to Flum Partners 2,000 shares of common stock. As a participant in the private placement, Flum Partners purchased 160,000 shares of common stock. In addition, as a condition to the private placement, Flum Partners agreed to convert all of its 1,100,000 shares of senior preferred stock into 3,598,299 shares of common stock on or prior to the closing of the private placement. This conversion was effected as of January 19, 1999.

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

(3) Net Income (Loss) Per Share

Income (loss) per share is computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     In January 1999, the Company acquired the assets of the CRM and commenced operations. Accordingly, the three month periods ended March 31, 2000 and 1999 reflect the operating results of the Company's credit information service business. This business began selling its product in April 1997 and is still in its early stages of development.

     Operating revenues for the first quarter of fiscal 2000 increased 56% to $427,344 compared to $274,639 for the first quarter of fiscal 1999. The increase in operating revenue was primarily due to an increase in the number of subscribers to the Company's subscription service and the selling of advertising space on its web site during the first quarter of fiscal 2000.

     Data and product costs for the first quarter of fiscal 2000 was $184,027 compared to $130,078 for the first quarter of fiscal 1999. The dollar increase was primarily due to higher salary and related employee benefits due to an increase in headcount. The Company added personnel to deliver its expanded product line, the Company is currently tracking in excess of 8,500 public companies versus less than 600 companies at the end of the first quarter of fiscal 1999. Data and product costs as a percentage of operating revenues decreased to 43% in the first quarter of fiscal 2000 from 47% in the first quarter of fiscal 1999.

     For the first quarter of fiscal 2000, selling, general and administrative expenses were $484,865 or 113% of operating revenues, compared to $344,920 million or 126% of revenues for the first quarter of fiscal 1999. The dollar increase from the first quarter of fiscal 1999 was primarily due to an increase in headcount as the Company has added salespeople and customer support personnel over the past 12 months.

     Depreciation and amortization increased to $52,086 for the first quarter of fiscal 2000 compared to $28,233 for the first quarter of fiscal 1999, primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     The Company incurred a net loss of $298,083 and $358,454 for the three months ended March 31, 2000 and 1999, respectively. Included in the results for the three months ended March 31, 1999 is a write-off of $134,076 representing a portion of the purchase price paid for the CRM assets allocated to in-process research and development projects that have not reached technological feasibility and have no probable alternative future uses.

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

     Factors that may adversely affect the Company's quarterly operating results include, among others: (i) the Company's ability to retain existing subscribers, attract new subscribers at a steady rate and maintain subscriber satisfaction,
(ii) the development, announcement or introduction of new services and products by the Company and its competitors, (iii) price competition, (iv) the increasing acceptance of the Internet for the purchase of credit information such as that offered by the Company, (v) the Company's ability to upgrade and develop its systems and infrastructure, (vi) the Company's ability to attract new personnel in a timely and effective manner, (vii) the Company's ability to manage effectively the broadening of its product to encompass additional companies monitored and the development of new products, (viii) the Company's ability to successfully manage the integration of third-party data into its Internet site,
(ix) technical difficulties, system downtime or Internet brownouts, (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, and (xi) general economic conditions and economic conditions specific to the Internet and the credit information industry.

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

     Funds from the 1999 Private Placement became available to the Company on or about January 19, 1999, at which date the Company paid the cash portion of the purchase price for the CRM assets, paid the expenses of the purchase transaction and retained the remaining proceeds for use as working capital.

     At March 31, 2000, the Company had cash and cash equivalents of $1,436,914 compared to $1,421,885 at December 31, 1999. Working capital at March 31, 2000 was $368,443 compared to working capital of $624,762 at December 31, 1999. The decline in working capital from December 31, 1999 is due primarily to a decrease in accounts receivable, reflecting the seasonality of the Company's billing cycle, and the use of cash to fund the Company's operating loss. The Company has no bank lines of credit or other currently available credit sources.

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


                                         CREDITRISKMONITOR.COM, INC.
                                              (REGISTRANT)


Date: May 8, 2000                        By: /s/ Lawrence Fensterstock
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer