Form 10QSB
period 2000-06-30
CREDITRISKMONITOR COM INC
filed 2000-08-09
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2000

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

                                 (516) 620-5400
                           (Issuer's telephone number)

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

                 Common stock $.01 par value -- 5,341,129 shares
                        outstanding as of August 3, 2000.


Transitional Small Business Disclosure Format (check one): Yes [ ]   No [x]

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2000 (Unaudited)
         and December 31, 1999 (Audited).......................................3

         Consolidated Statements of Operations for the Three Months
         Ended June 30, 2000 and 1999 (Unaudited)..............................4

         Consolidated Statements of Operations for the Six Months
         Ended June 30, 2000 and 1999 (Unaudited)..............................5

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999 (Unaudited)..............................6

         Condensed Notes to Consolidated Financial Statements..................7

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................12


SIGNATURES....................................................................13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                   June 30,             Dec. 31,
                                                                     2000                 1999
                                                                 ------------         ------------
                                                                  (Unaudited)           (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                                   $  1,380,440         $  1,421,885
     Accounts receivable, net of allowance of $32,500
         and $32,500, respectively                                    457,138              575,048
     Other                                                             17,190               15,798
                                                                 ------------         ------------

         Total current assets                                       1,854,768            2,012,731

Property and equipment, net of accumulated
     depreciation of $109,776 and $61,771, respectively               339,187              316,999
Goodwill, net of accumulated amortization                           2,126,072            2,183,275
Other assets                                                           37,396               21,075
                                                                 ------------         ------------

         Total assets                                            $  4,357,423         $  4,534,080
                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned subscription income                                $  1,484,926         $  1,263,145
     Deferred advertising revenue                                       4,125                 --
     Accrued expenses                                                  73,741               55,598
     Accounts payable                                                  33,844               23,388
     Current portion of capitalized lease obligation                    4,978                4,070
     Other                                                             18,017               41,768
                                                                 ------------         ------------

         Total current liabilities                                  1,619,631            1,387,969

Long-term debt, net of current portion:
     Secured promissory note, net of unamortized discount
         of $126,233 and $167,643, respectively                       873,767              832,357
     Expense promissory note                                          110,676              106,087
     Capitalized lease obligation                                      21,169               19,990
                                                                 ------------         ------------
                                                                    1,005,612              958,434
Deferred rent                                                           3,272                  467
Deferred compensation                                                 131,250               86,250
                                                                 ------------         ------------

         Total liabilities                                          2,759,765            2,433,120

Stockholders' equity:
     Common stock                                                      53,411               53,411
     Additional paid-in capital                                    27,192,567           27,192,567
     Accumulated deficit                                          (25,648,320)         (25,145,018)
                                                                 ------------         ------------

         Total stockholders' equity                                 1,597,658            2,100,960
                                                                 ------------         ------------

         Total liabilities and stockholders' equity              $  4,357,423         $  4,534,080
                                                                 ============         ============

     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                 2000               1999
                                                             -----------         -----------

Operating revenues                                           $   481,011         $   286,386

Operating expenses:
     Data and product costs                                      180,366             175,902
     Selling, general and administrative expenses                446,180             363,281
     Depreciation and amortization                                53,123              44,246
                                                             -----------         -----------

         Total operating expenses                                679,669             583,429
                                                             -----------         -----------

Loss from operations                                            (198,658)           (297,043)
Other income                                                      17,999              16,814
Interest expense                                                 (23,910)            (21,148)
Loss on sale of fixed assets                                        --                (3,191)
                                                             -----------         -----------

Loss before income taxes                                        (204,569)           (304,568)
Provision for income taxes                                           650                --
                                                             -----------         -----------

Net loss                                                     $  (205,219)        $  (304,568)
                                                             ===========         ===========

Net loss per share of common stock:

     Basic                                                   $     (0.04)        $     (0.06)
                                                             ===========         ===========

     Diluted                                                 $     (0.04)        $     (0.06)
                                                             ===========         ===========

Weighted average number of common shares outstanding:

     Basic                                                     5,341,129           5,300,129
                                                             ===========         ===========

     Diluted                                                   5,341,129           5,300,129
                                                             ===========         ===========



     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                 2000                1999
                                                             -----------         -----------
Operating revenues                                           $   908,355         $   561,025

Operating expenses:
     Data and product costs                                      364,393             305,980
     Selling, general and administrative expenses                931,045             708,201
     Depreciation and amortization                               105,209              72,479
                                                             -----------         -----------

         Total operating expenses                              1,400,647           1,086,660
                                                             -----------         -----------

Loss from operations                                            (492,292)           (525,635)
Other income                                                      39,902              37,928
Interest expense                                                 (47,241)            (38,048)
Write-off of intangible assets                                      --              (134,076)
Loss on sale of fixed assets                                        --                (3,191)
                                                             -----------         -----------

Loss before income taxes                                        (499,631)           (663,022)
Provision for income taxes                                         3,670                --
                                                             -----------         -----------

Net loss                                                     $  (503,301)        $  (663,022)
                                                             ===========         ===========

Net loss per share of common stock:

     Basic                                                   $     (0.09)        $     (0.13)
                                                             ===========         ===========

     Diluted                                                 $     (0.09)        $     (0.13)
                                                             ===========         ===========

Weighted average number of common shares outstanding:

     Basic                                                     5,341,129           5,300,129
                                                             ===========         ===========

     Diluted                                                   5,341,129           5,300,129
                                                             ===========         ===========




     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                2000                1999
                                                            -----------         -----------
Cash flows from operating activities:
     Net loss                                               $  (503,301)        $  (663,022)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operations:
              Goodwill amortization                              57,204              47,670
              Depreciation                                       48,005              24,809
              Write-off of intangible assets                       --               134,076
              Deferred compensation                              45,000              41,250
              Amortization of debt discount                      41,411              34,522
              Deferred interest expense                           4,589               3,526
              Deferred rent                                       2,804                --
              Loss on sale of fixed assets                         --                 3,191
     Changes in operating assets and  liabilities,
        net of effect of purchase of assets from
        Market Guide Inc.:
              Accounts receivable                               117,910              29,264
              Other current assets                               (1,392)            (12,446)
              Unearned subscription income                      221,781              99,309
              Deferred advertising revenue                        4,125                --
              Accounts payable                                   10,456              46,299
              Accrued expenses                                   18,143             (14,458)
              Other current liabilities                         (23,751)               (910)
                                                            -----------         -----------

Net cash provided by (used in) operating activities              42,984            (226,920)
                                                            -----------         -----------

Cash flows from investing activities:
     Purchase of assets from Market Guide Inc.,
         net of debt issued                                        --            (1,273,547)
     Purchase of fixed assets                                   (70,194)            (56,216)
     Proceeds from sale of fixed assets                            --                   500
     Increase in other assets                                   (16,321)             (6,349)
                                                            -----------         -----------

Net cash used in investing activities                           (86,515)         (1,335,612)
                                                            -----------         -----------

Cash flows from financing activities:
     Proceeds from private offering, net of
         offering expenses                                         --             3,193,553
     Additions to capital lease obligation, net                   2,086                --
                                                            -----------         -----------

Net cash provided by financing activities                         2,086           3,193,553
                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents            (41,445)          1,631,021
Cash and cash equivalents at beginning of period              1,421,885              13,400
                                                            -----------         -----------

Cash and cash equivalents at end of period                  $ 1,380,440         $ 1,644,421
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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and its cash flows for the six months ended June 30, 2000 and 1999.

Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     In January 1999, the Company acquired the assets of the CRM and commenced operations. Accordingly, the three and six month periods ended June 30, 2000 and 1999 reflect the operating results of the Company's credit information service business. This business began selling its product in April 1997 and is still in its early stages of development.

     Operating revenues for the second quarter of fiscal 2000 increased 68% to $481,011 compared to $286,386 for the second quarter of fiscal 1999. On a year-to-date basis, operating revenues increased 62% to $908,355 compared to $561,025 for the same period of fiscal 1999. These increases were primarily due to an increase in the number of subscribers to the Company's subscription service and the selling of advertising space on its web site during fiscal 2000.

     Data and product costs were $180,366 and $364,393 for the second quarter and first half of fiscal 2000, respectively, compared to $175,902 and $305,980, respectively, for the same fiscal 1999 periods. The dollar increases were primarily due to higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line. The Company is currently tracking in excess of 9,000 public companies versus less than 5,700 companies at the end of the second quarter of fiscal 1999. As a percentage of operating revenues, data and product costs decreased to 37% and 40% for the second quarter and first half of fiscal 2000, respectively, compared to 61% and 55%, respectively, for the same periods in fiscal 1999.

     Selling, general and administrative expenses for the second quarter and first six months of fiscal 2000 were $446,180 and $931,045, respectively, compared to $363,281 and $708,201, respectively, for the same periods of fiscal 1999. The dollar increases were primarily due to an increase in headcount as the Company has added salespeople and customer support personnel over the past 12 months. As a percent of operating revenues, selling, general and administrative expenses were 93% and 102% for the second quarter and first half of fiscal 2000, respectively, compared to 127% and 126%, respectively, for the same periods of fiscal 1999.

     Depreciation and amortization increased to $53,123 and $105,209 for the second quarter and first half of fiscal 2000, respectively, compared to $44,246 and $72,479, respectively, for the same periods of fiscal 1999. These increases were primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     The Company incurred a net loss of $205,219 and $304,568 for the three months ended June 30, 2000 and 1999, respectively. For the first 6 months of fiscal 2000 and fiscal 1999, the Company incurred a net loss of $503,301 and $663,022, respectively. Included in the year-to-date results for fiscal 1999 is a write-off of $134,076 representing a portion of the purchase price paid for the CRM assets allocated to in-process research and development projects that have not reached technological feasibility and have no probable alternative future uses.

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

     At June 30, 2000, the Company had cash and cash equivalents of $1,380,440 compared to $1,421,885 at December 31, 1999. Working capital at June 30, 2000 was $235,137 compared to working capital of $624,762 at December 31, 1999. The decline in working capital from December 31, 1999 is due primarily to: (1) a decrease in accounts receivable, reflecting the seasonality of the Company's billing cycle, (2) an increase in unearned subscription income, as the result of the Company's growing subscriber base, and (3) the use of cash to fund the Company's operating loss. The Company has no bank lines of credit or other currently available credit sources.

     For the six months ended June 30, 2000, the Company reported that net cash provided by operating activities was $42,984 compared to net cash used in operating activities of $226,920 for last year's comparable period. The Company anticipates that it will be running at an overall cash flow breakeven basis by the end of the current fiscal year.

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


                                         CREDITRISKMONITOR.COM, INC.
                                              (REGISTRANT)


Date: August 9, 2000                        By: /s/ Lawrence Fensterstock
                                                --------------------------------
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer