Form 10QSB
period 2000-09-30
CREDITRISKMONITOR COM INC
filed 2000-11-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000

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

Common stock $.01 par value -- 5,341,129 shares outstanding as of November 6, 2000.


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                  Page
                                                                                  ----

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2000 (Unaudited)
         and December 31, 1999 (Audited).............................................3

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 2000 and 1999 (Unaudited)...............................4

         Consolidated Statements of Operations for the Nine Months
         Ended September 30, 2000 and 1999 (Unaudited)...............................5

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999 (Unaudited)...............................6

         Condensed Notes to Consolidated Financial Statements........................7

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................9


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.......................................12


SIGNATURES..........................................................................13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                       Sept. 30,           Dec. 31,
                                                                          2000               1999
                                                                          ----               ----
                                                                       (Unaudited)         (Audited)

ASSETS
Current assets:
     Cash and cash equivalents                                         $  1,319,085        $  1,421,885
     Accounts receivable, net of allowance of $32,500
         and $32,500, respectively                                          452,215             575,048
     Other                                                                   16,456              15,798
                                                                       ------------        ------------

         Total current assets                                             1,787,756           2,012,731

Property and equipment, net of accumulated
     depreciation of $135,476 and $61,771, respectively                     316,234             316,999
Goodwill, net of accumulated amortization                                 2,097,470           2,183,275
Other assets                                                                 28,320              21,075
                                                                       ------------        ------------

         Total assets                                                  $  4,229,780        $  4,534,080
                                                                       ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Unearned subscription income                                      $  1,395,563        $  1,263,145
     Deferred service fee income                                             61,219                --
     Deferred advertising revenue                                             2,625                --
     Accrued expenses                                                        88,923              55,598
     Accounts payable                                                        44,202              23,388
     Current portion of capitalized lease obligation                          5,116               4,070
     Other                                                                   20,015              41,768
                                                                       ------------        ------------

         Total current liabilities                                        1,617,663           1,387,969

Long-term debt, net of current portion:
     Secured promissory note, net of unamortized discount
         of $104,761 and $167,643, respectively                             895,239             832,357
     Expense promissory note                                                113,045             106,087
     Capitalized lease obligation                                            19,837              19,990
                                                                       ------------        ------------
                                                                          1,028,121             958,434
Deferred rent                                                                 5,141                 467
Deferred compensation                                                       157,917              86,250
                                                                       ------------        ------------

         Total liabilities                                                2,808,842           2,433,120

Stockholders' equity:
     Common stock                                                            53,411              53,411
     Additional paid-in capital                                          27,192,567          27,192,567
     Accumulated deficit                                                (25,825,040)        (25,145,018)
                                                                       ------------        ------------

         Total stockholders' equity                                       1,420,938           2,100,960
                                                                       ------------        ------------

         Total liabilities and stockholders' equity                    $  4,229,780        $  4,534,080
                                                                       ============        ============


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                   2000                   1999
                                                                   ----                   ----

Operating revenues:
     Subscription and service fee income                       $   520,048              $   309,788
     Management fee                                                 32,000                     --
                                                               -----------              -----------

         Total operating revenues                                  552,048                  309,788

Operating expenses:
     Data and product costs                                        189,999                  142,614
     Selling, general and administrative expenses                  476,533                  407,414
     Depreciation and amortization                                  54,301                   46,075
                                                               -----------              -----------

         Total operating expenses                                  720,833                  596,103
                                                               -----------              -----------

Loss from operations                                              (168,785)                (286,315)
Other income                                                        16,986                   10,136
Interest expense                                                   (24,554)                 (21,661)
                                                               -----------              -----------

Loss before income taxes                                          (176,353)                (297,840)
Provision (benefit) for income taxes                                   366                     (435)
                                                               -----------              -----------

Net loss                                                       $  (176,719)             $  (297,405)
                                                               ===========              ===========

Net loss per share of common stock:

     Basic                                                     $     (0.03)             $     (0.06)
                                                               ===========              ===========

     Diluted                                                   $     (0.03)             $     (0.06)
                                                               ===========              ===========

Weighted average number of common shares outstanding:

     Basic                                                       5,341,129                5,300,129
                                                               ===========              ===========

     Diluted                                                     5,341,129                5,300,129
                                                               ===========              ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                 2000                   1999
                                                                 ----                   ----

Operating revenues:
     Subscription and service fee income                    $ 1,428,403              $   870,813
     Management fee                                              32,000                     --
                                                            -----------              -----------

         Total operating revenues                             1,460,403                  870,813

Operating expenses:
     Data and product costs                                     554,392                  448,594
     Selling, general and administrative expenses             1,407,578                1,115,615
     Depreciation and amortization                              159,511                  118,554
                                                            -----------              -----------

         Total operating expenses                             2,121,481                1,682,763
                                                            -----------              -----------

Loss from operations                                           (661,078)                (811,950)
Other income                                                     56,887                   48,064
Interest expense                                                (71,795)                 (59,709)
Write-off of intangible assets                                     --                   (134,076)
Loss on sale of fixed assets                                       --                     (3,191)
                                                            -----------              -----------

Loss before income taxes                                       (675,986)                (960,862)
Provision (benefit) for income taxes                              4,036                     (435)
                                                            -----------              -----------

Net loss                                                    $  (680,022)             $  (960,427)
                                                            ===========              ===========

Net loss per share of common stock:

     Basic                                                  $     (0.13)             $     (0.18)
                                                            ===========              ===========

     Diluted                                                $     (0.13)             $     (0.18)
                                                            ===========              ===========

Weighted average number of common shares outstanding:

     Basic                                                    5,341,129                5,300,129
                                                            ===========              ===========

     Diluted                                                  5,341,129                5,300,129
                                                            ===========              ===========

     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBR 30, 2000 AND 1999
                                   (Unaudited)

                                                                      2000                     1999
                                                                      ----                     ----

Cash flows from operating activities:
     Net loss                                                     $  (680,022)             $  (960,427)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operations:
              Goodwill amortization                                    85,805                   76,272
              Depreciation                                             73,705                   42,283
              Write-off of intangible assets                             --                    134,076
              Deferred compensation                                    71,667                   63,750
              Amortization of debt discount                            62,882                   54,007
              Deferred interest expense                                 6,958                    5,702
              Deferred rent                                             4,674                     --
              Loss on sale of fixed assets                               --                      3,191
     Changes in operating assets and liabilities,
         net of effect of purchase of assets from
         Market Guide Inc.:
              Accounts receivable                                     122,833                  101,301
              Other current assets                                       (658)                 (14,679)
              Unearned subscription income                            132,418                  178,871
              Deferred service fee income                              61,219                     --
              Deferred advertising revenue                              2,625                     --
              Accrued expenses                                         33,325                   (1,000)
              Accounts payable                                         20,814                   11,794
              Other current liabilities                               (21,753)                   9,950
                                                                  -----------              -----------

Net cash used in operating activities                                 (23,508)                (294,909)
                                                                  -----------              -----------

Cash flows from investing activities:
     Purchase of assets from Market Guide Inc.,
         net of debt issued                                              --                 (1,273,547)
     Purchase of fixed assets                                         (72,940)                 (90,641)
     Proceeds from sale of fixed assets                                  --                        500
     Increase in other assets                                          (7,245)                 (18,298)
                                                                  -----------              -----------

Net cash used in investing activities                                 (80,185)              (1,381,986)
                                                                  -----------              -----------

Cash flows from financing activities:
     Proceeds from private offering, net of
         offering expenses                                               --                  3,193,553
     Additions to capital lease obligation, net                           893                     --
                                                                  -----------              -----------

Net cash provided by financing activities                                 893                3,193,553
                                                                  -----------              -----------

Net increase (decrease) in cash and cash equivalents                 (102,800)               1,516,658
Cash and cash equivalents at beginning of period                    1,421,885                   13,400
                                                                  -----------              -----------

Cash and cash equivalents at end of period                        $ 1,319,085              $ 1,530,058
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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and its cash flows for the nine months ended September 30, 2000 and 1999.

Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of a full year.

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

(3)  Graydon UK Ltd.

In July 2000, the Company entered into a Letter of Intent with Graydon UK Ltd. ("Graydon") to be their sole re-distributor of Graydon's international credit reports in the United States. As part of the transaction, CRM assumed the servicing of current contracts of a Graydon related company, Graydon America, Inc., for which CRM is receiving a monthly management fee. Additionally, with respect to new contracts signed by CRM, the Company recognizes revenue as information is delivered and products and services are used by its customers. Amounts billed for subscriptions are credited to deferred service fee income and reflected in operating revenues as earned over the subscription term, which is generally one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     In January 1999, the Company acquired the assets of the CRM and commenced operations. Accordingly, the three and nine month periods ended September 30, 2000 and 1999 reflect the operating results of the Company's credit information service business. This business began selling its product in April 1997 and is still in its early stages of development.

     Operating revenues for the third quarter of fiscal 2000 increased 78% to $552,048 compared to $309,788 for the third quarter of fiscal 1999. On a year-to-date basis, operating revenues increased 68% to $1,460,403 compared to $870,813 for the same period of fiscal 1999. These increases were primarily due to an increase in the number of subscribers to the Company's subscription service, revenues from the management of the former Graydon America credit reporting business during fiscal 2000 and the selling of advertising space on its web site during fiscal 2000.

     Data and product costs were $189,999 and $554,392 for the third quarter and first nine months of fiscal 2000, respectively, compared to $142,614 and $448,594, respectively, for the same fiscal 1999 periods. The dollar increases were primarily due to higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line. The Company is currently tracking in excess of 9,000 public companies versus less than 5,700 companies at the end of the third quarter of fiscal 1999. As a percentage of operating revenues, data and product costs decreased to 34% and 38% for the third quarter and first nine months of fiscal 2000, respectively, compared to 46% and 52%, respectively, for the same periods in fiscal 1999, due to the Company's growing revenue base.

     Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2000 were $476,533 and $1,407,578, respectively, compared to $407,414 and $1,115,615, respectively, for the same periods of fiscal 1999. The dollar increases were primarily due to an increase in headcount as the Company has added salespeople and customer support personnel over the past 12 months. As a percent of operating revenues, selling, general and administrative expenses were 86% and 96% for the third quarter and first nine months of fiscal 2000, respectively, compared to 132% and 128%, respectively, for the same periods of fiscal 1999, due to the Company's growing revenue base.

     Depreciation and amortization increased to $54,301 and $159,511 for the third quarter and first nine months of fiscal 2000, respectively, compared to $46,075 and $118,554, respectively, for the same periods of fiscal 1999. These increases were primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     The Company incurred a net loss of $176,719 and $297,405 for the three months ended September 30, 2000 and 1999, respectively. For the first nine months of fiscal 2000 and 1999, the Company incurred a net loss of $680,022 and $960,427, respectively. Included in the year-to-date results for fiscal 1999 is a write-off of $134,076 representing a portion of the purchase price paid for the CRM assets allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses as of the date of the purchase.

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

     At September 30, 2000, the Company had cash and cash equivalents of $1,319,085 compared to $1,421,885 at December 31, 1999. Working capital at September 30, 2000 was $170,093 compared to working capital of $624,762 at December 31, 1999. The decline in working capital from December 31, 1999 is due primarily to: (1) a decrease in accounts receivable, reflecting the seasonality of the Company's billing cycle, (2) an increase in unearned subscription income, as the result of the Company's growing subscriber base, and (3) the use of cash to fund the Company's operating loss. The Company has no bank lines of credit or other currently available credit sources.

     For the nine months ended September 30, 2000, the Company reported that net cash used in operating activities was $23,508 compared to $294,909 for last year's comparable period. The Company anticipates that it will be running at an overall cash flow breakeven basis by the end of the current fiscal year and that it has sufficient resources to meet its working capital and capital expenditure needs for the ensuing 12 months.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule.

(b)  Reports on Form 8-K

     A Current Report on Form 8-K, dated August 30, 2000, was filed on September 5, 2000, regarding the resignation of Clifton Gunderson L.L.C., the Company's principal accountant.

     A Current Report on Form 8-K, dated July 26, 2000, was filed on August 1, 2000, regarding the Company's signing of a Letter of Intent with Graydon UK Ltd. to be their sole re-distributor of Graydon's international credit reports in the United States.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CREDITRISKMONITOR.COM, INC.
                                              (REGISTRANT)


Date: November 14, 2000                  By: /s/ Lawrence Fensterstock
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer