Form 10KSB
period 2000-12-31
CREDITRISKMONITOR COM INC
filed 2001-03-29
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended: December 31, 2000

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

Issuer's telephone number: (516) 620-5400

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

                                    Yes [X]  No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for the most recent fiscal year. $2,118,724.

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
non-affiliates as of March 9, 2001 was $1,480,356. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 5,344,129 shares of common stock $.01 par value outstanding as of March 9, 2001.

Documents incorporated by reference: None

Transitional Small Business Format (check one): Yes [_]; No [X]

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

     During January 1999, the Company completed a private placement of 1,300,000 shares of its Common Stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million (the "1999 Private Placement"). The proceeds from the 1999 Private Placement were used to finance the cash portion of the CM Service acquisition and the remainder is being used for future working capital needs.

     For a period of five years after the closing of the CM Service acquisition, MGI has agreed to furnish to the Company the database of credit information used in the preparation of CRM's credit analysis reports, at no charge through December 31, 2000 and at specified prices thereafter. The agreement is cancelable by the Company on 90 days' notice.

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

     In July 2000, the Company announced that it had entered into a letter of intent with Graydon UK Ltd. to be a re-distributor of Graydon's international credit reports in the United States for a ten-year term. As part of this deal, CRM assumed the servicing of the contracts of Graydon America, Inc. Pending completion of formal contracts, the Company has commenced the re-distribution and contract servicing arrangements.

     Graydon UK Ltd. is one of the leading European service providers in the field of credit management and database business information. It provides a complete package of high-quality international services for the global community, to facilitate accomplishing business transactions and to assure payment of trade debts. It is owned by three of Europe's leading credit insurance organizations -- NCM, Coface and Hermes.

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

     The Company believes that CRM is the only totally real-time interactive Internet-based financial information and news service designed specifically for corporate credit professionals. Its credit risk analysis service is the result of management's experience in the credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRM to satisfy the credit industry's requirements with the most timely, technologically advanced, lowest cost credit information service available. CRM currently monitors, for the purpose of credit evaluation, approximately 9,700 U.S. public corporations and through its recent affiliation with Graydon approximately 20 million foreign public and private companies.

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

     There is little hard data on CRM's market: The National Association of Credit Management has about 30,000 members, but some industry observers believe the number of U.S. credit managers or personnel performing this function is substantially greater. There are numerous U.S. based companies that do not have a specific credit function but still require credit information. Because our sales solicitation is by phone and Internet demonstration of the product, an untapped global market also exists for foreign companies doing business with U.S. corporations and therefore need credit analysis of these U.S. corporations. In addition, many U.S. companies also sell to foreign companies and need credit analysis of these foreign buyers; through the Graydon arrangement CRM can now supply these reports. CRM started processing data on privately-owned companies during 2000 and began receiving fees from the sale of this data by a third-party at the end of the year. The Company expects to broaden this private company database and issue its own reports on private companies in the future. We believe that our services have a large market that has only been minimally penetrated.

     The viability and potential of CRM's business is made possible by its Internet service delivery and the following characteristics:

     o Low price. The Company believes that the value of CRM's service far exceeds the $3,500 annual price to the subscriber. This price is low compared to the dollar value of the possible loss of not getting paid and to the cost of competitive products.

     o Counter-cyclical. If the economy slows down or enters a recession, general corporate credit risk will increase and the credit manager's function should rise in importance and complexity. Since the cost of our service is low compared to both the size of potential losses it is designed to reduce and to the cost of competitive services, CRM's business and revenues should be counter-cyclical if growth in the U.S. economy slows or declines. Additionally, products that allow credit managers to perform their jobs more efficiently and effectively should gain market share in any business environment.

     o Recurring revenue stream. Because of the ease of use and CRM's increasing service sophistication, users develop a residual comfort level that acts to reduce the risk of replacement by a competitive service. The recurring annual fee income stream gives us stability and profitability not found in a one-time sale product-based company.

     o Profit multiplier. Some of the Company's basic costs are being reduced. On a broad generic basis, computer hardware, software, communications and financial data prices are coming down for all buyers, including CRM. In addition, CRM has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs are relatively stable over a wide range of increasing revenue. Margins increased faster than sales in 2000 and should continue to do so in the future.

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

The Company's Goals

     o Lowest cost provider. CRM's analysis and preparation of data into a usable form is nearly 100% computer driven and minimum incremental personnel costs are required to broaden the number of companies analyzed. CRM delivers all of its information to customers via the Internet and there is a seamless interface between the preparation and delivery of a company credit report to a subscriber. Since we have automated a significant amount of the processes used to create and deliver our service, CRM's production costs are relatively stable over a wide range of increasing revenue. CRM's cost structure is believed to be the lowest in its industry.

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

     o International penetration. Foreign companies doing business in the U.S. have the same need as domestic companies for CRM's credit analysis of U.S. companies. Internationally, the Internet provides the same rapid and inexpensive selling and distribution of CRM's service as has been achieved domestically. In addition, CRM is now able to sell foreign company credit analysis to U.S. companies as a result of its Graydon affiliation.

Important Business Considerations

     o Customer Base. Before a sophisticated customer purchases our service, this type of customer had the ability to evaluate CRM versus the competition. Although CRM's present service has only been on the market for approximately four years, there is already a sophisticated list of subscribers, a partial list of which includes:

                           PARTIAL LIST OF SUBSCRIBERS

================================================================================
AIWA America                           Maytag Appliances
--------------------------------------------------------------------------------
Bristol Myers Squibb                   Mitsubishi Electronics
--------------------------------------------------------------------------------
CIT Group                              Moen
--------------------------------------------------------------------------------
Coca Cola Enterprises                  Pepsico
--------------------------------------------------------------------------------
Colgate-Palmolive                      Pharmacia & Upjohn
--------------------------------------------------------------------------------
Compaq Computer                        Rexall Sundown
--------------------------------------------------------------------------------
Dow Chemical                           Rhone-Poulenc Rorer
--------------------------------------------------------------------------------
Fuji Photo Film                        Samsung Electronics America
--------------------------------------------------------------------------------
Georgia Pacific                        Schering Plough
--------------------------------------------------------------------------------
Johnson & Johnson                      Sharp Electronics
--------------------------------------------------------------------------------
Kellogg                                Sony Electronics
--------------------------------------------------------------------------------
Lexmark International                  Warner-Lambert
--------------------------------------------------------------------------------
M&M/Mars                               Yamaha Corp. of America
================================================================================

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

     o Potentials for cost reductions. The Company foresees declining costs in some important expenses, which should increase net profits from its subscription income stream. Computer and communication costs are coming down regardless of the Company's management skills. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company further believes that the base of renewal business will grow larger each year and the Company pays lower sales commissions for renewals than for new sales. All these naturally occurring cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company's in-place fixed costs, and should offset the charges by MGI, commencing January 1, 2001, for providing financial data to CRM. Another potential for cost reduction is the Company's $9.9 million NOL carryforwards (expiring in varying amounts annually through 2020), which the Company believes, should be available to shelter future taxable income.

Marketing and Sales

     CRM's goal is to establish its service as the preeminent online financial information and news service dedicated to credit professionals doing business with U.S. publicly held and, in the near future, privately held companies and foreign companies. CRM expects to maintain its subscriber base by continuing to provide the highest quality service so that subscribers will continue to renew their subscriptions each year. This is most important, as the profitability of a renewal is substantially greater than the profit on an initial sale.

     To capture a significant percentage of the market for online public company credit information, CRM will continue to use the Internet as the primary mechanism for distributing its service. To inform potential subscribers about its service, CRM uses a combination of direct mail, telemarketing, print advertising in various trade journals, trade show representation and speaking engagements before credit associations.

Employees

     As of March 9, 2001, the Company had 27 employees of which 26 persons were employed full time. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

     The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees, but has adopted a stock option plan covering its employees.

Net Operating Loss Carryforwards

     At December 31, 2000, the Company had NOL carryforwards aggregating approximately $9.9 million, which, to the extent available under the Internal Revenue Code of 1986, as amended (the "Code"), may be used to minimize the Company's liability of taxes for future taxable income of the Company, if any.
Section 382 provides limits on the amount of a company's NOL carryforwards which can be applied against its earnings after an "ownership change" occurs. Generally, such a limit is determined, with respect to the amount of NOL carryforward to which the limit applies, by multiplying the company's value at the time of the ownership change by the published long-term tax exempt interest rate. The resulting amount is the maximum that can be offset by NOL carryforwards in any one year if an ownership change has occurred. If, however, an ownership change occurs and during the following 2-year period the Company does not continue its historic business, no NOL carryforwards would be available.

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

ITEM 2. PROPERTY.

     The Company does not own any real property. The Company's principal office is located in approximately 5,670 square feet of leased space in an office building located in Floral Park, New York. The lease expires on November 30,
2004 and provides for a monthly cost of $7,787 during the current year and increases of 3% per annum in subsequent years, plus escalation for real estate taxes.

ITEM 3. LEGAL PROCEEDINGS.

     Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000, either through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades in the over-the-counter market "Bulletin Board Service" under the symbol CRMZ. The following table sets forth the high and low closing bid quotations for the Common Stock as reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 1999 and 2000. Such market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                          High Bid        Low Bid
                                          --------        -------

1999
       First Quarter                      $ 6.0000       $ 2.0000
       Second Quarter                     $10.0000       $ 4.5000
       Third Quarter                      $ 4.7500       $ 3.1250
       Fourth Quarter                     $ 5.0000       $ 1.2500


2000
       First Quarter                      $10.0625       $ 3.2500
       Second Quarter                     $ 7.7500       $ 2.0000
       Third Quarter                      $ 3.7500       $ 2.0000
       Fourth Quarter                     $ 2.0000       $ 1.0625

     On March 9, 2001, there were approximately 479 registered holders of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Financial Condition, Liquidity and Capital Resources

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

     In order to raise funds to pay the $1.23 million cash portion of the purchase price for the CM Service assets, the costs of the acquisition and to have sufficient working capital to continue to develop and run the business, the Company completed a private placement of 1,300,000 shares on January 19, 1999 of its Common Stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million.

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

     At December 31, 2000, the Company had cash, cash equivalents and other liquid assets of $1.22 million compared to $1.42 million at December 31, 1999. Working capital was approximately ($166,000) at December 31, 2000 compared to working capital of approximately $625,000 at December 31, 1999. The decline in working capital from December 31, 1999 is due primarily to: (1) an increase in deferred revenue, as the result of the Company's growing subscriber base, (2) the use of cash to fund the Company's operating loss, and (3) the reclassification of $274,000 of long-term debt at December 31, 1999 to current as of December 31, 2000. The Company has no bank lines of credit or other currently available credit sources.

     For the year ended December 31, 2000, the Company reported that net cash used in operating activities was $78,000 compared to $477,000 for the prior year. The Company expects to reach cash flow breakeven status, after debt service, during 2001. Should this expectation not be realized, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 13 months.

     The purchase of the CM Service business in January 1999 transformed the Company into an operating company with revenues from operations and increased its employee base from 1 employee in 1998 to 26 full time employees as of March 9, 2001.

Results of Operations

     2000 vs. 1999 and 1999 vs. 1998

     Operating revenues for fiscal 2000 increased 68% to $2.12 million compared to $1.26 million for fiscal 1999. This increase was primarily due to an increase in the number of subscribers to the Company's subscription service, revenues from the management of the former Graydon America credit reporting business during fiscal 2000 and the selling of advertising space on its web site during fiscal 2000.

     Data and product costs were approximately $769,000 and $687,000 for fiscal 2000 and fiscal 1999, respectively. The dollar increase was primarily due to higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line. The Company is currently tracking in excess of 9,700 public companies versus less than 8,000 companies at the end of the 1999. As a percentage of operating revenues, data and product costs decreased to 36% for fiscal 2000 compared to 55% for fiscal 1999, due to the Company's growing revenue base.

     Selling, general and administrative expenses for fiscal 2000 and fiscal 1999 were approximately $1.92 million and $1.50 million, respectively. The dollar increase was primarily due to an increase in headcount as the Company has added salespeople and customer support personnel over the past 12 months. As a percent of operating revenues, selling, general and administrative expenses decreased to 90% for fiscal 2000 compared to 120% for fiscal 1999, due to the Company's growing revenue base.

     Depreciation and amortization increased to approximately $214,000 for fiscal 2000 compared to $167,000 for fiscal 1999. This increase was primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     The Company incurred net losses of approximately ($809,000), or ($0.15) per share, and ($1.25 million), or ($0.23) per share, for the years ended December 31, 2000 and 1999, respectively. Included in the year-to-date results for fiscal 1999 is a write-off of approximately $134,000 representing a portion of the purchase price paid for the CRM assets allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses as of the date of the purchase.

     The Company  terminated its business as a food  manufacturer on

October 22, 1993, when it sold its operations in the Asset Sale. It conducted no operations during the fiscal year ended December 31, 1998. Net loss for the year ended December 31, 1998 was approximately ($23,000), or ($0.06) per share, reflecting selling, general and administrative expenses in excess of interest and dividend income.

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

     Factors that may adversely affect the Company's operating results include, among others, (i) the Company's ability to retain existing subscribers, attract new subscribers at a steady rate and maintain subscriber satisfaction, (ii) the development, announcement or introduction of new services and products by the Company and its competitors, (iii) price competition, (iv) the increasing acceptance of the Internet for the purchase of credit information such as that offered by the Company, (v) the Company's ability to upgrade and develop its systems and infrastructure, (vi) the Company's ability to attract new personnel in a timely and effective manner, (vii) the Company's ability to manage effectively the broadening of its service to encompass additional companies monitored and the development of new products, (viii) the Company's ability to successfully manage the integration of third-party data into its Internet site,
(ix) technical difficulties, system downtime or Internet brownouts, (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, and (xi) general economic conditions and economic conditions specific to the Internet and the credit information industry.

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

Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 establishes accounting and reporting standards for all derivative instruments and is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, the adoption of SFAS No. 137 on January 1, 2001 did not have an impact on its financial position or results of operations or require any cumulative adjustment for a change in accounting principles.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 140"). SFAS 140 is a replacement of SFAS No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company has evaluated this standard and has concluded that the provisions of SFAS 140 will not have a significant effect on its financial position or results of operations.

Risks and Other Considerations

     The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or currently deemed immaterial also may impair its business operations. If any of the risks described below actually occur, the Company's business could be impaired.

     From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward-looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" and similar expressions are intended to identify forward-looking statements. The Company's actual future operating results or short-term or long-term liquidity may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including but not limited to the following in addition to those set forth elsewhere herein or in other filings made by the Company with the Commission:

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

     o If CRM is unable to continue its affiliation with Graydon or to establish its service of monitoring private domestic companies, its revenues and operating margins could be materially adversely affected.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 7, and an index thereto, appears at pages F-1 to F-18 (inclusive) of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Clifton Gunderson L.L.C. ("Clifton Gunderson") was previously engaged as the principal accountant to audit the Registrant's financial statements and resigned on August 30, 2000. Clifton

Gunderson's report on the Registrant's consolidated financial statements for the prior two years contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During these prior two fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Effective October 26, 2000, the Company engaged Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants to audit its financial statements for the year ending December 31, 2000.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the Company.

==========================================================================================
                                                                            Officer or
                                        Principal Occupation/Position        Director
            Name              Age             Held with Company                Since
------------------------------------------------------------------------------------------
Jerome S. Flum                 60      Chairman of the                         1983
                                       Board/President/
                                       Chief Executive Officer
------------------------------------------------------------------------------------------
Joseph L. DeMartino            37      Senior Vice President/Chief       September 1, 1999
                                       Operating Officer
------------------------------------------------------------------------------------------
Lawrence Fensterstock          50      Senior Vice President/Chief       January 20, 1999
                                       Financial Officer/
                                       Secretary
------------------------------------------------------------------------------------------
Richard J. James               61      Director                                1992
------------------------------------------------------------------------------------------
Leslie Charm                   57      Director                                1994
==========================================================================================

     Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. Since 1995, Mr. Flum has been Chairman of the Board of China Capital Corp., a privately-held consulting and management company headquartered in Bethesda, Maryland. From 1968 to 1985, Mr. Flum was in the investment business as an institutional security analyst, research and sales partner at an investment firm and then as a general partner of a private investment pool. Before entering the investment business Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a legal and legislative aide to a U.S. congressman. Mr. Flum received a BS degree in Business Administration from Babson College and a JD degree from Georgetown University Law School.

     Joseph DeMartino joined the firm as Chief Operating Officer in September 1999. Previously, he was Chief Operating Officer of Market Guide Inc. from 1998 until its merger with Multex, Inc. in the third quarter of 1999. While at Market Guide, Mr. DeMartino was responsible for managing many facets of its business, including the CreditRisk Monitor division. Prior to joining Market Guide, Mr. DeMartino was Vice President, Account Management for ADP's Brokerage Services Division from 1993 to 1998. He began his career at International

Business Machines as a Marketing Representative in their Wall Street offices. He holds a BA in Computer Science from CUNY Queens College.

     Lawrence Fensterstock became an employee and was elected to his current offices in January 1999. He joined Information Clearinghouse Incorporated
("ICI") in 1993 and was closely involved in the formation of its credit reporting service. In addition to being responsible for the publication of the various facets of the credit reporting service, he was chief operating and financial officer of ICI. Upon leaving ICI, in 1996, he joined Market Guide to assist in the formation of its credit information services division. From August 1989 through October 1992, he was vice president-controller, treasurer and corporate secretary for a private entity formed to acquire Litton Industries' office products operations in a leveraged buyout. There, he spent 2-1/2 years acting as de facto chief financial officer. Mr. Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen LLP. He has an MBA degree from The University of Chicago Business School and a BA degree from Queens College.

     Richard James is the Customer Satisfaction Manager for the Consumer Hardware Division of Polaroid Corporation. In this role he is responsible for improving the business performance of Polaroid's instant consumer cameras through improved redesigns and manufacturing processes, as well as by enhancing the customers' picture taking experiences. This role encompasses manufacturing plants in Scotland, China, India and the USA, and worldwide consumer markets. From 1968 through 1979 Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James is a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Engineering, a national professional organization dedicated to the application of Integrated Product Development principles to achieve rapid design, development and inception of new products and services. Mr. James holds a BS in Chemical Engineering from Northeastern University, as well as extensive studies in managerial and technical subjects. He has developed and taught numerous technical and business courses for many years as a faculty member of Polaroid's internal training organization.

     Leslie Charm has been, since 1972, a partner in the firm of Youngman & Charm, a firm specializing in assisting companies that are experiencing operating and/or financial problems and also advises entrepreneurs in the growing of companies. From 1989 to the present, he has been a director of Moto Photo, Inc., a publicly-held international franchisor of imaging centers. Mr. Charm is an adjunct professor in entrepreneurial finance at Babson College and is a graduate of the Harvard Business School

     The Company's By-Laws provide that (a) directors shall be elected to hold office until the next annual meeting of stockholders and that each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which the director was elected and until a successor has been elected, and (b) officers shall hold office until their successors are chosen by the Board of Directors, except that the Board may remove any officer at any time.

The Audit Committee

     The Audit Committee, except as otherwise provided in any resolution of the Board of Directors, has and may exercise the authority of the Board of
Directors:

     o    to  recommend  to  the  board  of  directors   the  selection  of  the
          Registrant's certified public accountants;

     o to review the scope, plans and results relating to the external audit and financial statements;

     o to monitor and evaluate the integrity of the Registrant's financial reporting process and procedures;

     o    to review the Registrant's financial statements; and

     o to assess significant business and financial risks and exposures and to evaluate the adequacy of the Registrant's internal controls in connection with such risks and exposures.

     The Audit Committee currently consists of Richard James and Leslie Charm.

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

     To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2000, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company's last fiscal year.

=============================================================================================================
                                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------
                                  Annual Compensation(2)                  Long-Term Compensation
-------------------------------------------------------------------------------------------------------------
                                                               Number of Securities
   Name and Principal Position       Year         Salary        Underlying Options     All Other Compensation
-------------------------------------------------------------------------------------------------------------
Jerome S. Flum, Chairman,          2000      $ 60,000(1)                 --                     None
President and Chief Executive      1999      $ 57,500(1)                 --                     None
Officer                            1998      $    -0-                 150,000                   None
-------------------------------------------------------------------------------------------------------------
Joseph L. DeMartino, Senior Vice   2000      $120,114                  15,000                   None
President                          1999      $ 40,311                 130,000                   None
                                   1998          N/A                     --                      N/A
-------------------------------------------------------------------------------------------------------------
Lawrence Fensterstock, Senior      2000      $145,745                    --                     None
Vice President                     1999      $140,582                    --                     None
                                   1998          N/A                  150,000                    N/A
=============================================================================================================

(1) Beginning January 20, 1999, Mr. Flum is being compensated by the Company at the rate of $150,000 per annum, of which $90,000 per annum is being deferred until such time as the Company achieves cash flow breakeven or until the MGI Notes have been paid in full, whichever occurs sooner. The full amount of his compensation, including the deferred portion, is reflected in the Company's financial statements.

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

==========================================================================================================
                                OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
----------------------------------------------------------------------------------------------------------
                                                    Individual Grants
----------------------------------------------------------------------------------------------------------
                                                     Percent of Total
                             Number of Securities   Options Granted to     Exercise or
                             Underlying Options    Employees in Fiscal     Base Price     Expiration
        Name                     Granted (#)               Year              ($/Sh)          Date
----------------------------------------------------------------------------------------------------------
Joseph L. DeMartino                 5,000                 4.73%               $9.00       3/03/2010
                                   10,000                 9.47%               $3.50       9/05/2010
==========================================================================================================

(1) No stock appreciation rights were granted to the executive officers in fiscal 2000.

     All of the options granted to Mr. DeMartino may be exercised after three years in installments upon the Company attaining certain specified gross revenue and pre-tax profit margin objectives as set forth in the table below, unless such objectives are modified in the sole discretion of the Board of Directors. In order to achieve the vesting of the applicable percentage of options at each level, both the minimum sales amount and the pre-tax operating margin tests for that level must be met.

==========================================================================================
                     MINIMUM ANNUAL
------------------------------------------------------
                                  Pre-Tax Operating        Options      Cumulative Options
   Level     Gross Sales               Margin              Vested             Vested
------------------------------------------------------------------------------------------
     1       $  3 Million               20%                  6.7%               6.7%
------------------------------------------------------------------------------------------
     2       $  4 Million               23%                  6.7%              13.4%
------------------------------------------------------------------------------------------
     3       $  5 Million               27%                 10.0%              23.4%
------------------------------------------------------------------------------------------
     4       $  6 Million               36%                 10.0%              33.4%
------------------------------------------------------------------------------------------
     5       $7.5 Million               39%                 13.3%              46.7%
------------------------------------------------------------------------------------------
     6       $  9 Million               42%                 13.3%              60.0%
------------------------------------------------------------------------------------------
     7       $ 11 Million               45%                 16.6%              76.6%
------------------------------------------------------------------------------------------
     8       $ 14 Million               48%                 16.6%              93.2%
------------------------------------------------------------------------------------------
     9       $ 17 Million               48%                  6.8%             100.0%
==========================================================================================

     Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in full at the time of such change in control.

===============================================================================================================
                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
---------------------------------------------------------------------------------------------------------------
                                               Number of Securities Underlying        Value of Unexercised
                                                Unexercised Options at Fiscal    In-the-money Options at Fiscal
                       Shares                            Year-End (#)                    Year-End ($)(1)
                    Acquired on      Value     -------------------------------   ------------------------------
      Name          Exercise (#) Realized ($)    Exercisable   Un-exercisable    Exercisable    Un-exercisable
---------------------------------------------------------------------------------------------------------------
Jerome S. Flum          -0-           -0-            -0-           150,000           -0-           $224,984
---------------------------------------------------------------------------------------------------------------
Joseph L. DeMartino     -0-           -0-            -0-           145,000           -0-             -0-
---------------------------------------------------------------------------------------------------------------
Lawrence                -0-           -0-            -0-           150,000           -0-           $224,985
Fensterstock
===============================================================================================================

(1) Represents the amount by which the closing price on December 29, 2000 ($1.50) exceeded the exercise prices of unexercised options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 9, 2001 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

=========================================================================
                                                         Percentage of
                                  Number of Shares        Outstanding
         Name                    of Common Stock(1)       Common Stock
-------------------------------------------------------------------------
Flum Partners(2)                    3,797,128(3)             71.04%
-------------------------------------------------------------------------
Jerome S. Flum                    3,910,353(4)(5)            73.16%
-------------------------------------------------------------------------
Joseph L. DeMartino                     39,500               -----*
-------------------------------------------------------------------------
Richard J. James                         1,000               -----*
-------------------------------------------------------------------------
Leslie Charm                             1,000               -----*
-------------------------------------------------------------------------
All directors and officers        3,951,853(4)(5)            73.93%
(as a group (5 persons))
=========================================================================

*less than 1%

(1) Does not give effect to (a) options to purchase 150,000 shares granted to Mr. Flum pursuant to the 1992 Incentive Stock Option Plan of the Company, (b) options to purchase 736,300 shares of Common Stock granted to 20 officers and employees pursuant to the 1998 Long Term Incentive Plan of the Company, and (c) options to purchase an aggregate of 36,000 shares granted to each of the other directors. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 1,000 shares of Common Stock granted to a non-employee director which are immediately exercisable.

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Includes 3,598,299 shares of Common Stock issued upon the conversion on January 20, 1999 of the Senior Preferred Stock owned by Flum Partners.

(4) Includes 3,797,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 3,910,353 shares of Common Stock, or 73.16% of the outstanding shares of Common Stock (giving effect to the Senior Preferred Stock Conversion and the issuance of stock to Investors in the 1999 Private Placement) may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act"). Does not include options to purchase 150,000 shares granted to Mr. Flum under the 1992 Incentive Stock Option Plan.

(5) Includes 2,000 shares of common stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

     None.

Related Party Transactions

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

     On May 17, 1999, Flum Partners and the Company entered into an Agreement (the "Agreement") pursuant to which Flum Partners and its partners agreed not to purchase or sell any shares of stock of the Company, including purchases from the Company but excluding transfers by Flum Partners to its partners, without the prior written authorization of the Board of Directors. The purpose of the Agreement is to reduce the risk that certain changes in stock ownership of the Company would jeopardize the Company's ability to utilize fully its NOLs or other federal income tax attributes. The Agreement terminated on May 17, 2000. The Company in turn agreed to grant to Flum Partners and its partners to whom stock of the Company may be transferred certain "piggyback" registration rights in the event of future public offerings by the Company of its securities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2     -   Copy of the Asset Purchase Agreement dated December 29, 1998. (8)

     3(i)A -   Copy  of  the   Company's   Amended  and  Restated   Articles  of
               Incorporation dated as of May 7, 1999. (10)

     3(i)B -   Certificate  of  Designations   for  Series  A  Preferred  Stock,
               together  with  Certificate  of  Amendment   thereto  and  Second
               Certificate of Amendment thereto. (2)

     3(i)C -   Certificate of Designations for Series B Preferred Stock. (3)

     3(i)D - Third Certificate of Amendment of The Certificate of Designations of Series A Preferred Stock. (7)

     3(i)E - Certificate of Amendment of The Certificate of Designations of Series B Preferred Stock. (7)

     3(i)F -   Certificate of Designations of Senior Preferred Stock. (8)

     3(ii) -   Copy of the Company's By-Laws as amended April 27, 1987. (1)

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

     10-D  -   Copy of 1988  Amendments to Company's 1985 SAR and  Non-Qualified
               Stock Option Plan. (4)

     10-E  -   Letter  Agreement  dated  November  12,  1990 by and  between New
               Generation Foods, Inc. and Jerome S. Flum. (5)

     10-F  -   Letter  Agreement  dated  November  27,  1990 by and  between New
               Generation Foods, Inc. and Jerome S. Flum. (5)

     10-G  -   Registration  Rights  Agreement  dated  November  12, 1990 by and between New Generation Foods, Inc. and Jerome S. Flum. (5)

     10-H  -   Letter  Agreement  dated November 18, 1997 between New Generation
               Foods, Inc., Flum Partners and Jerome Flum. (7)

     10-I  -   Copy of Company's 1998 Long-Term Incentive Plan. (9)

     10-J  -   Letter  Agreement dated May 17, 1999 by and between Flum

               Partners and the Company. (10)

     16        Letter dated September 5, 2000 from Clifton Gunderson L.L.C. (11)

     21    -   Subsidiaries of the Company.

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

(10) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(11) Filed as an Exhibit to Registrant's Report on Form 8-K dated August 30, 2000 (File No. 1-10825) and incorporated herein by reference thereto.


                        DOCUMENTS AVAILABLE UPON REQUEST

     Exhibit 21 is filed with this Form 10-KSB. All other exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company's cost of providing and mailing the exhibits by writing to:

     Office of the Secretary, CreditRiskMonitor.com, Inc., 110 Jericho Turnpike, Suite 202, Floral Park, NY 11001-2019.

(b)  Reports on Form 8-K

     A Current Report on Form 8-K, dated October 26, 2000, was filed on October 27, 1999, regarding the engagement of Arthur Andersen LLP as the Registrant's independent public accountants to audit its financial statements for the year ending December 31, 2000.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2


FINANCIAL STATEMENTS

         Consolidated Balance Sheets - December 31, 2000 and 1999           F-4

         Consolidated Statements of Operations - Years Ended
              December 31, 2000 and 1999                                    F-5

         Consolidated Statements of Stockholders' Equity
              (Deficit) - Years Ended December 31, 2000 and 1999            F-6

         Consolidated Statements of Cash Flows - Years Ended
              December 31, 2000 and 1999                                    F-7

         Notes to Consolidated Financial Statements -
              December 31, 2000 and 1999                                    F-8

                    Report of Independent Public Accountants


To CreditRiskMonitor.com, Inc.:

We have audited the accompanying consolidated balance sheet of CreditRiskMonitor.com, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Melville, New York
February 27, 2001

                    Report of Independent Public Accountants


To CreditRiskMonitor.com, Inc.:

We have audited the accompanying consolidated balance sheet of CreditRiskMonitor.com, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


CLIFTON GUNDERSON L.L.C.


Peoria, Illinois
January 26, 2000

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                  2000                1999
                                                                                  ----                ----
ASSETS
Current assets:
     Cash and cash equivalents                                               $  1,215,197       $  1,421,885
     Accounts receivable, net of allowance of $32,500                             662,304            575,048
     Other current assets                                                          28,358             15,798
                                                                             ------------       ------------
         Total current assets                                                   1,905,859          2,012,731

Property and equipment, net                                                       293,357            316,999
Goodwill, net                                                                   2,068,868          2,183,275
Prepaid and other assets                                                           73,638             21,075
                                                                             ------------       ------------
         Total assets                                                        $  4,341,722       $  4,534,080
                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                                        $  1,660,431       $  1,263,145
     Accounts payable                                                              45,856             23,388
     Accrued expenses                                                              85,490             97,366
     Current portion of long-term debt                                            274,338               --
     Current portions of capitalized lease obligation                               5,258              4,070
                                                                             ------------       ------------
         Total current liabilities                                              2,071,373          1,387,969
                                                                             ------------       ------------
Long-term debt, net of current portion:
     Secured promissory note, net of unamortized discount
         of $82,762 and $167,643, respectively                                    693,758            832,357
     Promissory note                                                               64,606            106,087
     Capitalized lease obligation                                                  18,468             19,990
                                                                             ------------       ------------
                                                                                  776,832            958,434
Deferred rent payable                                                               5,850                467
Deferred compensation                                                             186,667             86,250
                                                                             ------------       ------------
         Total liabilities                                                      3,040,722          2,433,120
                                                                             ------------       ------------
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized
         5,000,000 shares; none issued and outstanding                               --                 --
     Common stock, $.01 par value.  Authorized 25,000,000
         shares; issued and outstanding 5,344,129 and
         5,341,129 shares, respectively                                            53,441             53,411
     Additional paid-in capital                                                27,201,912         27,192,567
     Accumulated deficit                                                      (25,954,353)       (25,145,018)
                                                                             ------------       ------------
         Total stockholders' equity                                             1,301,000          2,100,960
                                                                             ------------       ------------
         Total liabilities and stockholders' equity                          $  4,341,722       $  4,534,080
                                                                             ============       ============

   The accompanying notes are an integral part of these consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2000 and 1999

                                                                2000              1999
                                                                ----              ----
Operating revenues                                          $ 2,118,724       $ 1,259,019

Operating expenses:
     Data and product costs                                     769,362           686,517
     Selling, general and administrative expenses             1,917,162         1,504,829
     Depreciation and amortization                              214,035           167,250
                                                            -----------       -----------
         Total operating expenses                             2,900,559         2,358,596
                                                            -----------       -----------
Loss from operations                                           (781,835)       (1,099,577)
Other income                                                     73,526            66,244
Interest expense                                                (96,895)          (82,153)
Write-off of intangible assets                                     --            (134,076)
Loss on sales of fixed assets                                      --              (3,191)
                                                            -----------       -----------
Loss before income taxes                                       (805,204)       (1,252,753)
Provision (benefit) for state and local
     income taxes                                                 4,131               (55)
                                                            -----------       -----------
Net loss                                                    $  (809,335)      $(1,252,698)
                                                            ===========       ===========

Net loss per share
     Basic and diluted                                      $     (0.15)      $     (0.23)
                                                            ===========       ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2000 and 1999

                                                                                                                Total
                                           Common Stock                 Additional                           Stockholders'
                                     ------------------------            Paid-in           Accumulated          Equity
                                     Shares            Amount            Capital            Deficit            (Deficit)
                                     ------            ------            -------            -------            ---------
Balance December 31,
  1998                               399,830       $      3,998       $ 22,818,930       $(23,892,300)       $ (1,069,372)

Net loss                                --                 --                 --           (1,252,698)         (1,252,698)
Conversion of redeemable
  convertible voting
  senior preferred
  stock                            3,598,299             35,983          1,064,017               --             1,100,000
Proceeds from private
  offering, net of
  offering expenses                1,300,000             13,000          3,180,553               --             3,193,553
Proceeds from issuance
  of common stock                     42,000                420            128,975                (20)            129,375
Proceeds from exercise
  of stock options                     1,000                 10                 92               --                   102
                                   ---------       ------------       ------------       ------------        ------------
Balance December 31,
  1999                             5,341,129             53,411         27,192,567        (25,145,018)          2,100,960

Net loss                                --                 --                 --             (809,335)           (809,335)
Issuance of common
  stock for services
  rendered                             3,000                 30              9,345               --                 9,375
                                   ---------       ------------       ------------       ------------        ------------
Balance December 31,
  2000                             5,344,129       $     53,441       $ 27,201,912       $(25,954,353)       $  1,301,000
                                   =========       ============       ============       ============        ============

   The accompanying notes are an integral part of these consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999

                                                                                            2000             1999
                                                                                            ----             ----
Cash flows from operating activities:
     Net loss                                                                          $  (809,335)     $(1,252,698)
                                                                                       -----------      -----------
     Adjustments to reconcile net loss to net cash used
         in operating activities:
              Goodwill amortization                                                        114,407          104,874
              Depreciation                                                                  99,628           62,376
              Issuance of common stock for services rendered                                 9,375             --
              Write-off of intangible assets                                                  --            134,076
              Deferred compensation                                                        100,417           86,250
              Amortization of debt discount                                                 84,881           73,970
              Deferred interest expense                                                      9,377            7,925
              Deferred rent                                                                  5,383              467
              Loss on sale of fixed assets                                                    --              3,191
     Change in operating assets and liabilities, net of effect of purchase of assets of Market Guide Inc.:
              Accounts receivable, net                                                     (87,256)        (166,570)
              Other current assets                                                         (12,560)         (15,799)
              Deferred revenue                                                             397,286          466,792
              Accounts payable                                                              22,468           17,479
              Accrued expenses                                                              18,204          (30,766)
              Other current liabilities                                                    (30,080)          31,324
                                                                                       -----------      -----------
                  Total adjustments                                                        731,530          775,589
                                                                                       -----------      -----------
Net cash used in operating activities                                                      (77,805)        (477,109)
                                                                                       -----------      -----------
Cash flows from investing activities:
     Purchase of assets of Market Guide Inc.,
         net of debt issued                                                                   --         (1,273,547)
     Purchase of fixed assets                                                              (71,863)        (142,467)
     Proceeds from sale of fixed assets                                                       --                500
     Increase in prepaid and other assets                                                  (52,563)         (21,075)
                                                                                       -----------      -----------
Net cash used in investing activities                                                     (124,426)      (1,436,589)
                                                                                       -----------      -----------
Cash flows from financing activities:
     Proceeds from private offering, net of
       offering expenses                                                                      --          3,193,553
     Proceeds from issuance of common stock                                                   --            129,375
     Payments on capital lease obligation                                                   (4,457)            (847)
     Proceeds from exercise of stock options                                                  --                102
                                                                                       -----------      -----------
Net cash (used in) provided by financing activities                                         (4,457)       3,322,183
                                                                                       -----------      -----------
Net (decrease) increase in cash and cash equivalents                                      (206,688)       1,408,485
Cash and cash equivalents at beginning of year                                           1,421,885           13,400
                                                                                       -----------      -----------
Cash and cash equivalents at end of year                                               $ 1,215,197      $ 1,421,885
                                                                                       ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for income taxes                                        $     4,511      $      --
                                                                                       ===========      ===========
Non-cash investing and financing activities:
     Issuance of debt in connection with purchase of
         assets of Market Guide Inc.:
              Secured Promissory Note                                                         --            758,386
              Promissory Note                                                                 --             98,162

     A capital lease obligation of $24,907 was incurred during 1999 when the Company entered into a lease for new equipment.

   The accompanying notes are an integral part of these consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the "Company" and formerly known as New Generation Foods, Inc.) provides a totally interactive business-to-business Internet-based service designed specifically for corporate credit professionals.

In July 2000, the Company entered into a Letter of Intent with Graydon UK Ltd. ("Graydon") to be their sole re-distributor of Graydon's international credit reports in the United States. As part of the transaction, the Company assumed the servicing of current contracts of a Graydon related company, Graydon America, Inc., for which the Company is receiving a monthly management fee.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Spicer's International, Inc. and NGF Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


Goodwill

Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is being amortized over 20 years using the straight-line method. The carrying value of goodwill is evaluated periodically for impairment. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable. Accumulated amortization at December 31, 2000 and 1999 was $219,281 and $104,874, respectively. Amortization expense was $114,407 and $104,874 for the years ended December 31, 2000 and 1999, respectively. If the Company identifies a permanent impairment such that the carrying amount of the Company's enterprise level goodwill is not recoverable using the sum of an undiscounted cash flow projection, a new cost basis for the impaired asset will be established. This new cost basis will be net of any recorded impairment.

Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash projections.

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

Revenue Recognition

The Company recognizes revenue as its service is used by its customers. Amounts billed for subscriptions are credited to deferred revenue and reflected in operating revenues as earned over the subscription term, which is generally one year.

Revenue from international credit report contracts is recognized as information is delivered and products and services are used by its customers. Amounts billed for subscriptions are credited to deferred

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


revenue and reflected in operating revenues as used over the subscription term, which is generally one year.

The Company is receiving a monthly management fee through July 2002 for servicing of current contracts of a Graydon related company, Graydon America, Inc. Revenue is recognized monthly over the life of the arrangement.

Income (Loss) Per Share

Income (loss) per share is computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Amounts reported as income (loss) per share for each of the two years in the period ended December 31, 2000 reflect the income (loss) available to stockholders for the year divided by the weighted average of common shares outstanding during the period (Note 10).

Stock Option Plans

The Company has elected to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and provide the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for its stock option plans in accordance with the provisions of APB No. 25 and related interpretations. As such, compensation expense for employees and directors would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, Disclosure about Fair Value of Financial Instruments. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments. The Company's promissory notes have been discounted, as appropriate, to bear interest rates that represent the cost of borrowings with third-party lenders, which approximates current fair value.

Comprehensive Income

The Company adheres to the provisions of SFAS No. 130, Reporting Comprehensive Income. This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. For the years ended December 31, 2000 and 1999, there were no items that gave rise to comprehensive income.

Segment Information

The Company observes the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This pronouncement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The pronouncement also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently believes it operates in one segment.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company presently does not make use of derivative instruments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


NOTE 3 - PURCHASE OF CREDITRISK MONITOR AND CAPITAL TRANSACTIONS

In September 1998, the Company entered into an option agreement (the "Purchase Option") to purchase the assets of the CreditRisk Monitor ("CRM") credit information service from Market Guide Inc. ("MGI"). CRM is an Internet based service providing credit reports to corporate personnel on retailing and other companies incorporating MGI developed financial information, peer and trend analysis, news, and other vital information. The Company paid $60,000 for the Purchase Option in addition to legal fees totaling $55,000. On December 29, 1998, the Company notified MGI of its intention to exercise this Purchase Option, which was consummated on January 19, 1999.

On January 19, 1999, the Company exercised its option to purchase the assets of CRM. The assets purchased included customer contracts, receivables, equipment, software, and intangibles. The net present value of the purchase price was approximately $2.15 million (inclusive of the $60,000 paid for the Purchase Option in September 1998), of which $1.23 million was paid at closing and the balance of which is represented by two secured promissory notes (one for approximately $100,000 and the other for $760,000, net of $240,000 discount - see Note 7 for details).

Concurrently, the Company completed a private placement of 1,300,000 shares of its common stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million. The proceeds from this offering were used to finance the cash portion of the CRM acquisition and the remainder will be used for future working capital needs. These securities were subsequently registered under a Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on May 17, 1999. In connection with this offering the Company issued 10,000 warrants - see Note 5 for details.

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

This acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. A portion was also allocated to in-process research and development projects which had not reached technological

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


feasibility and had no probable alternative future uses. This amount ($134,076) was written-off in the first quarter of 1999. The balance of the purchase price was recorded as goodwill, and is being amortized over 20 years.

NOTE 4 - INCOME TAXES

The Company has generated net operating loss ("NOL") carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2000, the Company had NOL carryforwards of approximately $9,892,000, which expire through 2020. In 2000 and 1999, because the Company cannot be certain of future utilization of the NOL deduction, the Company has recorded a full valuation allowance for the related deferred tax asset.

As of December 31, 2000 and 1999, the Company has a net deferred tax asset of $3,408,406 and $4,383,628, respectively, primarily generated from the treatment of net operating loss carryforwards and deferred compensation. No deferred tax benefit has been recorded and a full valuation allowance has been charged against the related deferred tax assets because the Company cannot be certain of future utilization of the deferred tax assets.

NOTE 5 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2000, 982,550 shares of the Company's authorized common stock were reserved for issuance under stock option plans. An additional 10,000 shares of the Company's common stock were reserved for issuance under warrants granted in connection with the Company's private placement. The warrants are exercisable at $2.50 per share beginning in January 2002 and expire in 2005.

Stock Options and Stock Appreciation Rights

The Company has three stock option plans: the 1998 Long-Term Incentive Plan, the 1992 Incentive Stock Option Plan, and the 1985 SAR and Non-Qualified Stock Option Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 2000, there were options outstanding for 830,300 shares of common stock under this plan.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


Options expire on the date determined, but not more than ten years from the date of grant. The plan terminates ten years from the date of stockholder approval. All of the options granted may be exercised after three years in installments upon the Company attaining certain specified gross revenue and pre-tax margin objectives, unless such objectives are modified in the sole discretion by the Board of Directors. No modifications to these criteria have been made. Notwithstanding that the objectives may not be met in whole or in part, these options will vest in full on a date that is two years prior to the expiration date of the option or, in the event of a change in control (as defined), will vest in full at time of such change in control.

The Company's 1992 Incentive Stock Option Plan authorizes the grant of incentive stock options to employees of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be issued or transferred pursuant to options granted under the Incentive Stock Option Plan, as amended, is 150,000 shares of common stock. At December 31, 2000, there were 150,000 options outstanding for shares of common stock under this plan, none of which are currently exercisable. 75,000 become exercisable on January 19, 2002. The remaining 75,000 options become exercisable on this date subject to the Company attaining certain specified gross revenue and pre-tax margin objectives, unless such objectives are modified in the sole discretion by the Board of Directors. No modifications to these criteria have been made. These options expire on August 25, 2003. No option may be exercised unless the holder is then an employee of the Company, provided that such exercise may be made for no more than three months following termination of employment or one year after death while being employed. No options may be granted under this plan after June 12, 2002.

The Company's 1985 SAR and Non-Qualified Stock Option Plan authorizes the grant of stock incentives in the form of stock options and stock appreciation rights to key service personnel of the Company. The total number of the Company's shares that may be issued or transferred pursuant to stock incentives granted under the plan, as amended, is 62,500 shares of common stock. No stock incentives may be granted under this Plan after September 20, 1995. At December 31, 2000, there were options outstanding for 2,250 shares of common stock under this plan.

There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 2000 and 1999, nor are there any stock appreciation rights outstanding at December 31, 2000 and 1999.

Transactions with respect to the Company's stock option plans for the years ended December 31, 2000 and 1999 are as follows:

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


                                                                    Weighted
                                                                    Average
                                                       Number       Exercise
                                                     of Shares       Price
                                                      -------       --------
Outstanding at December 31, 1998                      755,750       $ 0.0040
     Granted                                          274,300         4.6942
     Forfeited                                        (55,000)        0.0001
     Exercised                                         (1,000)        0.1020
                                                      -------       --------

Outstanding at December 31, 1999                      974,050       $ 1.3249
     Granted                                          105,600         3.9589
     Forfeited                                        (97,100)        1.0624
                                                      -------       --------

Outstanding at December 31, 2000                      982,550       $ 1.6339
                                                      =======       ========

As of December 31, 2000, there were 669,700 shares of common stock reserved for the granting of additional options.

The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                                 Options Outstanding                      Options Exercisable
                                                 -------------------                      -------------------
                                                      Weighted
                                                       Average
                                                      Remaining         Weighted                        Weighted
                                                     Contractual         Average                         Average
           Range of                 Number              Life            Exercise          Number        Exercise
        Exercise Prices           Outstanding        (in years)           Price         Exercisable       Price
        ---------------           -----------        ----------           -----         -----------       -----
$ 0.0001 - $ 1.8750                  625,600             6.02           $0.0060           1,000          $0.1020
$ 2.1875 - $ 4.5000                  234,850             9.00           $3.4587           1,250          $2.1875
$ 5.5000 - $10.1250                  122,100             8.22           $6.4650             --               --
                                     -------             ----           -------           -----          -------
                                     982,550             7.00           $1.6339           2,250          $1.2606
                                     =======                                              =====

The weighted average fair value at date of grant for options granted during 2000 and 1999 was $1.78 and $2.35 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                       Years ended December 31,
                                                       ------------------------
           Assumption                                     2000         1999
           ----------                                     ----         ----

Risk-free interest rate                                   5.86%        5.80%
Dividend yield                                            0.00%        0.00%
Volatility factor                                         1.23         1.64
Weighted-average expected life of the option (years)        9            9

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies APB Opinion No. 25 and related interpretations in accounting for its option plan pursuant to SFAS No.
123. Accordingly, no compensation cost has been recognized for the stock options granted in the prior two years. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                         2000            1999
                                                         ----            ----
Net income (loss)
     As reported                                     $ (809,335)    $(1,252,698)
     Pro forma                                       $ (830,265)    $(1,322,880)
Net income (loss) per share - basic and diluted
     As reported                                     $    (0.15)    $     (0.23)
     Pro forma                                       $    (0.16)    $     (0.25)

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                         2000            1999
                                                         ----            ----

Computer equipment and software                      $  373,407     $   305,985
Furniture and fixtures                                   52,319          47,878
Capitalized lease                                        29,030          24,907
                                                     ----------     -----------
                                                        454,756         378,770
Accumulated depreciation and amortization              (161,399)        (61,771)
                                                     ----------     -----------
                                                     $  293,357     $   316,999
                                                     ==========     ===========

NOTE 7 - PROMISSORY NOTES

In connection with the Company's acquisition of the assets of CRM from MGI (Note
3), the Company issued two secured promissory notes. These notes are summarized as follows:

o $1,000,000 secured promissory note, bearing interest at 6.0% beginning on July 1, 2001, payable in 24 equal monthly installments of principal and interest in the amount of $44,321 commencing July 31, 2001 through June 30, 2003. The present value of such promissory note was approximately $760,000 at its

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


     origination based upon an imputed interest rate of 9.75%.

o $98,162 secured promissory note, accruing interest at 8.5% beginning on February 1, 1999, payable in 24 equal monthly installments of principal and interest in the amount of $5,286 commencing February 28, 2001 through January 31, 2003.

Both notes are secured by the assets purchased and substantially all other assets of the Company. Neither note contains any covenants.

If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on these notes, it would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of such indebtedness. Such a default could have a material adverse effect on Company's business, prospects, financial condition and results of operation.

The principal maturities on these notes, including deferred interest to be capitalized and amortization of deferred discount, for the five years subsequent to December 31, 2000 are as follows:

Year Ending
December 31,                                                       Amount
------------                                                       ------

2001                                                           $   274,338
2002                                                               541,044
2003                                                               263,771
2004                                                                   --
2005                                                                   --
                                                               -----------
                                                                 1,079,153
Less deferred interest and unamortized debt discount                46,451
                                                               -----------
                                                                 1,032,702
Less current portion                                               274,338
                                                               -----------
                                                               $   758,364
                                                               ===========

NOTE 8 - DEFERRED COMPENSATION

Beginning January 20, 1999, the Company is compensating its President and Chief Executive Officer at the rate of $150,000 per annum, of which $90,000 per annum is being deferred until such time as the Company achieves cash flow breakeven or until the promissory notes issued in connection with the Company's acquisition of the assets of CRM from MGI have been paid in full, whichever occurs sooner. The full amount of his compensation, including the deferred amount, is reflected in the Company's financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


NOTE 9 - LEASE COMMITMENTS

The Company's operations are conducted from a leased facility, which is under an operating lease that expires in approximately four years. The Company also leases certain equipment under operating leases that expire over the next four years. Rental expenses under operating leases were $103,905 and $69,800 for the years ended December 31, 2000 and 1999, respectively.

The Company acquired telephone and office equipment under a capital lease that expires in 2004 and has an implicit interest rate of approximately 10%. This lease contains a purchase option at the end of the original lease term.

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2000, are as follows:

                                                        Capital Lease  Operating
                                                         Obligation     Leases
                                                         ----------     ------
2001                                                    $  7,632       $101,109
2002                                                       7,632        103,919
2003                                                       7,632        106,814
2004                                                       6,360         98,714
                                                        --------       --------
Total minimum lease payments                              29,256       $410,556
Less amounts representing interest                         5,530       ========
                                                        --------
                                                          23,726
Less current portion of capitalized lease obligation       5,258
                                                        --------
Long-term capitalized lease obligation                  $ 18,468
                                                        ========


NOTE 10 - INCOME (LOSS) PER SHARE

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share:

                                                   2000            1999
                                                   ----            ----

Net loss                                       $  (809,335)    $(1,252,698)
                                               ===========     ===========

Basic average common shares outstanding          5,344,129       5,341,129
                                               ===========     ===========

Net loss per share - basic and diluted         $    (0.15)     $     (0.23)
                                               ===========     ===========

The effect of potentially dilutive securities (i.e., options and warrants) is anti-dilutive for 2000 and 1999. Accordingly, basic and diluted loss per share are the same for those years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CREDITRISKMONITOR.COM, INC.
                                      (REGISTRANT)


Date: March 30, 2001                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2001                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer


Date: March 30, 2001                By: /s/ Joseph L. DeMartino
                                            Joseph L. DeMartino
                                            Chief Operating Officer


Date: March 30, 2001                By: /s/ Lawrence Fensterstock
                                            Lawrence Fensterstock
                                            Chief Financial Officer


Date: March 30, 2001                By: /s/ Richard J. James
                                            Richard J. James
                                            Director


Date: March 30, 2001                By: /s/ Leslie Charm
                                            Leslie Charm
                                            Director