Form 10QSB
period 2001-03-31
CREDITRISKMONITOR COM INC
filed 2001-05-15
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from          to
                                                       ---------   ---------


                          Commission file number 1-8601


                           CREDITRISKMONITOR.COM, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      36-2972588
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


Common stock $.01 par value - 5,344,129 shares outstanding as of April 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2001 (Unaudited)
         and December 31, 2000 (Audited).....................................3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2001 and 2000 (Unaudited)...........................4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000 (Unaudited)...........................5

         Condensed Notes to Consolidated Financial Statements................6

     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................7


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings..............................................10

     Item 6. Exhibits and Reports on Form 8-K...............................10


SIGNATURES..................................................................11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                                                               March 31,       Dec. 31,
                                                                2001             2000
                                                             (Unaudited)      (Audited)
                                                             ------------    ------------
                                     ASSETS
Current assets:

     Cash and cash equivalents                               $  1,360,946    $  1,215,197
     Accounts receivable, net of allowance                        809,451         662,304
     Other current assets                                         125,611          28,358
                                                             ------------    ------------
         Total current assets                                   2,296,008       1,905,859

Property and equipment, net                                       285,595         293,357
Goodwill, net                                                   2,040,266       2,068,868
Prepaid and other assets                                           74,474          73,638
                                                             ------------    ------------

TOTAL ASSETS                                                 $  4,696,343    $  4,341,722
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                        $  2,139,103    $  1,660,431
     Accounts payable                                             105,504          45,856
     Accrued expenses                                              96,026          85,490
     Current portion of long-term debt                            400,321         274,338
     Current portion of capitalized lease obligation                5,404           5,258
                                                             ------------    ------------
         Total current liabilities                              2,746,358       2,071,373
                                                             ------------    ------------

Long-term debt, net of current portion:
     Secured promissory note                                      600,422         693,758
     Promissory note                                               50,855          64,606
     Capitalized lease obligation                                  17,061          18,468
                                                             ------------    ------------
                                                                  668,338         776,832
Deferred rent payable                                               6,571           5,850
Deferred compensation                                             188,750         186,667
                                                             ------------    ------------

         Total liabilities                                      3,610,017       3,040,722
                                                             ------------    ------------

Stockholders' equity:
     Common stock                                                  53,441          53,441
     Additional paid-in capital                                27,201,912      27,201,912
     Accumulated deficit                                      (26,169,027)    (25,954,353)
                                                             ------------    ------------
         Total stockholders' equity                             1,086,326       1,301,000
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,696,343    $  4,341,722
                                                             ============    ============


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                        2001           2000
                                                    -----------    -----------

Operating revenues                                  $   727,203    $   433,508

Operating expenses:
     Data and product costs                             288,607        184,027
     Selling, general and administrative expenses       585,631        491,029
     Depreciation and amortization                       54,718         52,086
                                                    -----------    -----------
         Total operating expenses                       928,956        727,142
                                                    -----------    -----------

Loss from operations                                   (201,753)      (293,634)
Other income                                             14,501         21,902
Interest expense                                        (24,828)       (23,331)
                                                    -----------    -----------

Loss before income taxes                               (212,080)      (295,063)
Provision for state and local income taxes                2,593          3,020
                                                    -----------    -----------

Net loss                                            $  (214,673)   $  (298,083)
                                                    ===========    ===========

Net loss per share of common stock:

     Basic and diluted                              $     (0.04)   $     (0.06)
                                                    ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                5,344,129      5,341,129
                                                    ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                         2001           2000
                                                     -----------    -----------

Cash flows from operating activities:
     Net loss                                        $  (214,673)   $  (298,083)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Goodwill amortization                       28,602         28,602
              Depreciation                                26,116         23,484
              Amortization of debt discount               22,540         20,453
              Deferred compensation                        2,083         22,500
              Deferred rent                                  721            935
              Deferred interest expense                     --            2,271
     Changes in operating assets and liabilities:
         Accounts receivable                            (147,147)       114,140
         Other current assets                            (97,253)       (10,093)
         Deferred revenue                                478,672        161,411
         Accounts payable                                 59,648          5,410
         Accrued expenses                                 10,536            377
                                                     -----------    -----------
Net cash provided by operating activities                169,845         71,407
                                                     -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                            (18,354)       (41,647)
     Increase in prepaid and other assets                   (837)       (13,752)
                                                     -----------    -----------
Net cash used in investing activities                    (19,191)       (55,399)
                                                     -----------    -----------

Cash flows from financing activities:
     Payments on promissory notes                         (3,644)          --
     Payments on capital lease obligation                 (1,261)          (979)
                                                     -----------    -----------
Net cash used in financing activities                     (4,905)          (979)
                                                     -----------    -----------

Net increase in cash and cash equivalents                145,749         15,029
Cash and cash equivalents at beginning of
     period                                            1,215,197      1,421,885
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,360,946    $ 1,436,914
                                                     ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000.

Results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation.

(2) Graydon UK Ltd.

In July 2000, the Company entered into a Letter of Intent with Graydon UK Ltd. ("Graydon") to be a re-distributor of Graydon's international credit reports in the United States. As part of the transaction, CRM assumed the servicing of the contracts of a Graydon-related company, Graydon America, Inc., for which CRM is receiving a monthly management fee. Additionally, with respect to new contracts signed by CRM, the Company recognizes revenue as information is delivered and products and services are used by its customers. Amounts billed for subscriptions are credited to deferred revenue and reflected in operating revenues as earned over the subscription term, which is generally one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     In January 1999, the Company acquired the assets of the CRM and commenced operations. Accordingly, the three month periods ended March 31, 2001 and 2000 reflect the operating results of the Company's credit information service business. This business began selling its product in April 1997 and is still in its early stages of development.


                                                       3 Months Ended March 31,
                                                       ------------------------
                                                 2001                            2000
                                                 ----                            ----
                                                       % of Total                     % of Total
                                         Amount          Income          Amount          Income
                                      -----------     ----------      -----------     ----------
Operating revenues                       $727,203        100.00%         $433,508        100.00%

Operating expenses:
   Data and product costs                 288,607         39.69%          184,027         42.45%
   Selling, general & administrative      585,631         80.53%          491,029        113.27%
   Depreciation and amortization           54,718          7.52%           52,086         12.01%
                                      -----------     ----------      -----------     ----------
     Total operating expenses             928,956        127.74%          727,142        167.73%
                                      -----------     ----------      -----------     ----------

Loss from operations                     (201,753)       -27.74%         (293,634)       -67.73%
Other income                               14,501          1.99%           21,902          5.05%
Interest expense                          (24,828)        -3.41%          (23,331)        -5.38%
                                      ------------    ----------      ------------    ----------

Loss before income taxes                (212,080)        -29.16%         (295,063)       -68.06%
Income taxes                                2,593          0.36%            3,020          0.70%
                                      -----------     ----------      -----------     ----------

Net loss                                $(214,673)       -29.52%        $(298,083)       -68.76%
                                      ============    ==========      ============    ==========

     Operating revenues increased 68% for the three months ended March 31, 2001. This increase was primarily due to an increase in the number of subscribers to the Company's subscription service and revenues from the management of the former Graydon America credit reporting business which commenced during the second half of fiscal 2000.

     Data and product costs increased 57% for the first quarter of 2001 compared to the same period of fiscal 2000. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

     Selling, general and administrative expenses increased 19% for the first quarter of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to an increase in headcount as the Company has added salespeople and customer support personnel over the past 12 months.

     Depreciation and amortization increased 5% for the first quarter of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     The Company incurred a net loss of $214,673 and $298,083 for the three months ended March 31, 2001 and 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had cash, cash equivalents and other liquid assets of $1,361,000 compared to $1,215,000 of liquid assets at December 31, 2000. The Company's working capital deficit at March 31, 2001 was $450,000 compared to a working capital deficit of $166,000 at December 31, 2000. This decrement was due to a $126,000 reclassification from long-term to short-term debt between periods, a $70,000 increase in accounts payable and accrued expenses and an increase in deferred revenue, net of increases in cash and cash equivalents, accounts receivable and deferred billings, of $88,000. The Company has no bank lines of credit or other currently available credit sources.

     For the three months ended March 31, 2001, the Company reported that net cash provided by operating activities was $170,000 compared to $71,000 for the same period in the prior fiscal year. The Company expects to reach cash flow breakeven status, after debt service, during 2001. Should this expectation not be realized, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 13 months.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions and litigation issues. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" or words of similar meaning are intended to identify forward-looking statements. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectations are those listed under "Results of Operations" and other factors referenced herein or from time to time as "risk factors" or otherwise in the Company's Registration Statements or Securities and Exchange Commission reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, entitled "CreditRiskMonitor.com, Inc. v. Samuel Fensterstock and Global Credit Services, Inc." The complaint alleges, inter alia, that Samuel Fensterstock ("Fensterstock"), former Senior Vice President, Sales Development of the Company who resigned April 5, 2001, joined Global Credit Services, Inc. ("Global"), in violation of the terms of his Non-Competition, Proprietary Information and Inventions Agreement with the Company and in breach of his fiduciary duties to the Company, and further, that Global intentionally induced the breach of Fensterstock's Agreement with the Company. The complaint seeks a temporary restraining order and a preliminary injunction, as well as compensatory and punitive damages, the return of all confidential information, an accounting, interest, attorneys' fees and costs. On April 23, 2001, the Court issued a temporary restraining order restraining Fensterstock's continued employment by Global and the defendants' continuing solicitation of the Company's customers (other than any who are also Global's customers or current prospects) and divulging or utilizing its trade secrets or confidential information. A hearing on the Company's request for a preliminary injunction is scheduled for May 16, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CREDITRISKMONITOR.COM, INC.
                                              (REGISTRANT)


Date: May 15, 2001                        By: /s/ Lawrence Fensterstock
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer