Form 10QSB
period 2001-06-30
CREDITRISKMONITOR COM INC
filed 2001-08-10
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to ____________

                          Commission file number 1-8601


                           CREDITRISKMONITOR.COM, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              36-2972588
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

Common stock $.01 par value -- 5,344,129 shares outstanding as of July 31, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets - June 30, 2001 (Unaudited)
    and December 31, 2000 (Audited)...........................................3

    Consolidated Statements of Operations for the Three Months
    Ended June 30, 2001 and 2000 (Unaudited)..................................4

    Consolidated Statements of Operations for the Six Months
    Ended June 30, 2001 and 2000 (Unaudited)..................................5

    Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2001 and 2000 (Unaudited)..................................6

    Condensed Notes to Consolidated Financial Statements......................7

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................8


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..................................................12

  Item 6. Exhibits and Reports on Form 8-K...................................12


SIGNATURES...................................................................13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                                               June 30,         Dec. 31,
                                                                 2001            2000
                                                                 ----            ----
                                                              (Unaudited)      (Audited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                               $  1,376,822    $  1,215,197
     Accounts receivable, net of allowance                        697,113         662,304
     Other current assets                                         177,487          28,358
                                                             ------------    ------------

         Total current assets                                   2,251,422       1,905,859

Property and equipment, net                                       266,038         293,357
Goodwill, net                                                   2,011,664       2,068,868
Prepaid and other assets                                           72,495          73,638
                                                             ------------    ------------

TOTAL ASSETS                                                 $  4,601,619    $  4,341,722
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Deferred revenue                                        $  2,173,628    $  1,660,431
     Accounts payable                                             119,615          45,856
     Accrued expenses                                              91,093          85,490
     Current portion of long-term debt                            515,759         274,338
     Current portion of capitalized lease obligation                5,554           5,258
                                                             ------------    ------------

         Total current liabilities                              2,905,649       2,071,373
                                                             ------------    ------------

Long-term debt, net of current portion:
     Secured promissory note                                      504,793         693,758
     Promissory note                                               35,973          64,606
     Capitalized lease obligation                                  15,170          18,468
                                                             ------------    ------------
                                                                  555,936         776,832
Deferred rent payable                                               7,293           5,850
Deferred compensation                                             201,250         186,667
                                                             ------------    ------------

         Total liabilities                                      3,670,128       3,040,722
                                                             ------------    ------------

Stockholders' equity:
     Common stock                                                  53,441          53,441
     Additional paid-in capital                                27,201,912      27,201,912
     Accumulated deficit                                      (26,323,862)    (25,954,353)
                                                             ------------    ------------

         Total stockholders' equity                               931,491       1,301,000
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,601,619    $  4,341,722
                                                             ============    ============


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                            2001           2000
                                                            ----           ----
Operating revenues                                      $   752,656    $   486,369

Operating expenses:
     Data and product costs                                 288,760        185,724
     Selling, general and administrative expenses           548,116        446,180
     Depreciation and amortization                           55,714         53,123
                                                        -----------    -----------

         Total operating expenses                           892,590        685,027
                                                        -----------    -----------

Loss from operations                                       (139,934)      (198,658)
Other income                                                 12,445         17,999
Interest expense                                            (26,879)       (23,910)
                                                        -----------    -----------

Loss before income taxes                                   (154,368)      (204,569)
Provision for state and local income taxes                      468            650
                                                        -----------    -----------

Net loss                                                $  (154,836)   $  (205,219)
                                                        ===========    ===========

Net loss per share of common stock:

     Basic and diluted                                  $     (0.03)   $     (0.04)
                                                        ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                    5,344,129      5,341,129
                                                        ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                            2001           2000
                                                            ----           ----
Operating revenues                                      $ 1,479,859    $   919,877

Operating expenses:
     Data and product costs                                 577,367        375,915
     Selling, general and administrative expenses         1,133,747        931,045
     Depreciation and amortization                          110,431        105,209
                                                        -----------    -----------

         Total operating expenses                         1,821,545      1,412,169
                                                        -----------    -----------

Loss from operations                                       (341,686)      (492,292)
Other income                                                 26,946         39,902
Interest expense                                            (51,708)       (47,241)
                                                        -----------    -----------

Loss before income taxes                                   (366,448)      (499,631)
Provision for state and local income taxes                    3,061          3,670
                                                        -----------    -----------

Net loss                                                $  (369,509)   $  (503,301)
                                                        ===========    ===========

Net loss per share of common stock:

     Basic and diluted                                  $     (0.07)   $     (0.09)
                                                        ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                    5,344,129      5,341,129
                                                        ===========    ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                           2001           2000
                                                           ----           ----
Cash flows from operating activities:
     Net loss                                          $  (369,509)   $  (503,301)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Goodwill amortization                         57,204         57,204
              Depreciation                                  53,227         48,005
              Amortization of debt discount                 45,634         41,411
              Deferred compensation                         14,583         45,000
              Deferred rent                                  1,443          2,804
              Deferred interest expense                       --            4,589
     Changes in operating assets and liabilities:
         Accounts receivable, net                          (34,809)       117,910
         Other current assets                             (149,129)        (1,392)
         Deferred revenue                                  513,197        225,906
         Accounts payable                                   73,759         10,457
         Accrued expenses                                    5,603         (5,609)
                                                       -----------    -----------

Net cash provided by operating activities                  211,203         42,984
                                                       -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                              (25,908)       (70,194)
     Decrease (increase) in prepaid and other assets         1,143        (16,321)
                                                       -----------    -----------

Net cash used in investing activities                      (24,765)       (86,515)
                                                       -----------    -----------

Cash flows from financing activities:
     Payments on promissory notes                          (21,811)          --
     Payments on capitalized lease obligation, net          (3,002)         2,086
                                                       -----------    -----------

Net cash (used in) provided by financing activities        (24,813)         2,086
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       161,625        (41,445)
Cash and cash equivalents at beginning of
     period                                              1,215,197      1,421,885
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 1,376,822    $ 1,380,440
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

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and its cash flows for the six-month periods ended June 30, 2001 and 2000.

Results of operations for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results of a full year.

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

(3) Subsequent Event

In July 2001, the Company entered into a Note Consolidation Agreement with Market Guide Inc. ("MGI"), which consolidated the two notes issued by CRM in January 1999, as part of the purchase of the assets of MGI's CreditRisk Monitor credit information service, into a new secured note with a face value of $1,093,653.75. The new note bears interest at the rate of 8.5% per annum from July 1, 2001 and is payable in 60 equal monthly installments of principal and interest of $22,437.98 each, commencing July 31, 2001. In accordance with the terms of Emerging Issues Task Force Issue ("EITF") No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", this transaction is not considered to result in a substantially different debt instrument and as such no gain or loss was recognized on this transaction. Accordingly, the Company is required to discount the new note to yield an effective interest rate of 9.98%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     In January 1999, the Company acquired the assets of MGI's CreditRisk Monitor credit information service and commenced operations. This business began selling its product in April 1997 and is still in its early stages of development.

                                                   3 Months Ended June 30,
                                                2001                    2000
                                                ----                    ----
                                                   % of Total              % of Total
                                         Amount      Income      Amount      Income
                                       ---------    -------    ---------    -------
Operating revenues                     $ 752,656     100.00%   $ 486,369     100.00%

Operating expenses:
   Data and product costs                288,760      38.37%     185,724      38.19%
   Selling, general & administrative     548,116      72.82%     446,180      91.74%
   Depreciation and amortization          55,714       7.40%      53,123      10.92%
                                       ---------    -------    ---------    -------
     Total operating expenses            892,590     118.59%     685,027     140.85%
                                       ---------    -------    ---------    -------

Loss from operations                    (139,934)    -18.59%    (198,658)    -40.85%
Other income                              12,445       1.65%      17,999       3.70%
Interest expense                         (26,879)     -3.57%     (23,910)     -4.92%
                                       ---------    -------    ---------    -------

Loss before income taxes                (154,368)    -20.51%    (204,569)    -42.06%
Income taxes                                 468       0.06%         650       0.13%
                                       ---------    -------    ---------    -------

Net loss                               $(154,836)    -20.57%   $(205,219)    -42.19%
                                       =========    =======    =========    =======

     Operating revenues increased 55% for the three months ended June 30, 2001. This increase was primarily due to an increase in the number of subscribers to the Company's subscription service and revenues from the management of the former Graydon America credit reporting business, which commenced during the second half of fiscal 2000.

     Data and product costs increased 55% for the second quarter of 2001 compared to the same period of fiscal 2000. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

     Selling, general and administrative expenses increased 23% for the second quarter of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to an increase in headcount as the Company has added salespeople and customer support personnel over the past 12 months, as well as legal fees incurred in connection with the Company's legal proceeding (see Part II, Item 1).

     Depreciation and amortization increased 5% for the second quarter of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     The Company incurred a net loss of $154,836 and $205,219 for the three months ended June 30, 2001 and 2000, respectively.

                                                  6 Months Ended June 30,
                                               2001                    2000
                                               ----                    ----
                                                  % of Total              % of Total
                                        Amount      Income      Amount      Income
                                      ---------    -------    ---------    -------

Operating revenues                    $1,479,859    100.00%    $919,877     100.00%

Operating expenses:
   Data and product costs                577,367     39.02%     375,915      40.87%
   Selling, general & administrative   1,133,747     76.61%     931,045     101.21%
   Depreciation and amortization         110,431      7.46%     105,209      11.44%
                                      ----------    -------   ---------     -------
     Total operating expenses          1,821,545    123.09%   1,412,169     153.52%
                                      ----------    -------   ---------     -------

Loss from operations                    (341,686)   -23.09%    (492,292)    -53.52%
Other income                              26,946      1.82%      39,902       4.34%
Interest expense                         (51,708)    -3.49%     (47,241)     -5.14%
                                      ----------    -------   ---------     -------

Loss before income taxes               (366,448)    -24.76%    (499,631)    -54.31%
Income taxes                               3,061      0.21%       3,670       0.40%
                                      ----------    -------   ---------     -------

Net loss                              $ (369,509)   -24.97%   $(503,301)    -54.71%
                                      ==========    =======   =========     =======

     Operating revenues increased 61% for the six months ended June 30, 2001. This increase was primarily due to an increase in the number of subscribers to the Company's subscription service and revenues from the management of the former Graydon America credit reporting business, which commenced during the second half of fiscal 2000.

     Data and product costs increased 54% for the first half of 2001 compared to the same period of fiscal 2000. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

     Selling, general and administrative expenses increased 22% for the first half of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to an increase in headcount as the Company has added salespeople and customer support personnel over the past 12 months, as well as legal fees incurred in connection with the Company's legal proceeding (see Part II, Item 1).

     Depreciation and amortization increased 5% for the first half of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     The Company incurred a net loss of $369,509 and $503,301 for the six months ended June 30, 2001 and 2000, respectively.

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

     Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing subscribers, attract new subscribers at a steady rate and maintain subscriber satisfaction,
(ii) the development, announcement or introduction of new services and products by the Company and its competitors, (iii) price competition, (iv) the increasing acceptance of the Internet for the purchase of credit information such as that offered by the Company, (v) the Company's ability to maintain, upgrade and develop its systems and infrastructure, (vi) the Company's ability to attract new personnel in a timely and effective manner, (vii) the Company's ability to manage effectively the broadening of its product to encompass additional companies monitored and the development of new products, (viii) the Company's ability to successfully manage the integration of third-party data into its Internet site, (ix) technical difficulties, system downtime or Internet brownouts, (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, and (xi) general economic conditions and economic conditions specific to the Internet and the credit information industry.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had cash, cash equivalents and other liquid assets of $1,377,000 compared to $1,215,000 of liquid assets at December 31, 2000. The Company's working capital deficit at June 30, 2001 was $654,000 compared to a working capital deficit of $166,000 at December 31, 2000. This decrement was due to a $241,000 reclassification from long-term to short-term debt between periods, a $79,000 increase in accounts payable and accrued expenses and an increase of $513,000 in deferred revenue, net of increases in cash and cash equivalents, accounts receivable and deferred billings, of $346,000. The Company has no bank lines of credit or other currently available credit sources.

     For the six months ended June 30, 2001, the Company reported that net cash provided by operating activities was $211,000 compared to $43,000 for the same period in the prior fiscal year. The Company expects to reach cash flow breakeven status, after debt service, during 2001. Should this expectation not be realized, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 13 months.

     In July 2001, the Company entered into a Note Consolidation Agreement with MGI, which consolidated the two notes issued by CRM in January 1999, as part of the purchase of the assets of MGI's CreditRisk Monitor credit information service, into a new secured note with a face value of $1,093,653.75. The new note bears interest at the rate of 8.5% per annum from July 1, 2001 and is payable in 60 equal monthly installments of principal and interest of $22,437.98 each, commencing July 31, 2001. The monthly debt service on the two previous notes was $49,606.30. In accordance with the terms of EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", this transaction is not considered to result in a substantially different debt instrument and as such no gain or loss was recognized on this transaction. Accordingly, the Company is required to discount the new note to yield an effective interest rate of 9.98%. If this note consolidation transaction had occurred on June 30, 2001, the Company's working capital deficit would have been $310,000, due to the reclassification of short-term to long-term debt.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. The Company is currently assessing the impact of implementing these standards will have on its results of operations and financial position.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock ("Fensterstock") and others, seeking injunctive relief, declaratory relief and damages. The complaint alleges, inter alia, that Fensterstock, former Senior Vice President, Sales Development of the Company who resigned April 5, 2001, joined a competitor in violation of the terms of his Non-Competition, Proprietary Information and Inventions Agreement with the Company and in breach of his fiduciary duties to the Company, and further, that the competitor intentionally induced the breach of Fensterstock's Agreement with the Company. On April 23, 2001, the Court issued a temporary restraining order against Fensterstock and the competitor. The parties have entered into a Settlement Agreement pursuant to which Fensterstock and the competitor are restricted from engaging in certain activities, including employment of Fensterstock by the competitor, through various stipulated dates. The settlement was approved by the Court in July 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        None.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CREDITRISKMONITOR.COM, INC.
                                             (REGISTRANT)


Date: August 10, 2001                        By: /s/ Lawrence Fensterstock
                                                 -------------------------------
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer