Form 10QSB
period 2001-09-30
CREDITRISKMONITOR COM INC
filed 2001-11-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ________ to ________


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

Common stock $.01 par value -- 5,344,129 shares outstanding as of October 31, 2001.


Transitional Small Business Disclosure Format (check one): Yes [_] No [x]

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 2001 (Unaudited)
    and December 31, 2000 (Audited)............................................3

    Consolidated Statements of Operations for the Three Months
    Ended September 30, 2001 and 2000 (Unaudited)..............................4

    Consolidated Statements of Operations for the Nine Months
    Ended September 30, 2001 and 2000 (Unaudited)..............................5

    Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2001 and 2000 (Unaudited)..............................6

    Condensed Notes to Consolidated Financial Statements.......................7

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations..................................................9


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................14

  Item 6. Exhibits and Reports on Form 8-K....................................14


SIGNATURES....................................................................15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                          Sept. 30,          Dec. 31,
                                                            2001               2000
                                                        ------------       ------------
                                                         (Unaudited)         (Audited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                            $  1,285,800       $  1,215,197
   Accounts receivable, net of allowance                     717,676            662,304
   Other current assets                                      226,990             28,358
                                                        ------------       ------------
      Total current assets                                 2,230,466          1,905,859

Property and equipment, net                                  258,384            293,357
Goodwill, net                                              1,983,062          2,068,868
Prepaid and other assets                                      23,426             73,638
                                                        ------------       ------------
TOTAL ASSETS                                            $  4,495,338       $  4,341,722
                                                        ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Deferred revenue                                     $  2,246,538       $  1,660,431
   Accounts payable                                          128,143             45,856
   Accrued expenses                                           95,603             85,490
   Current portion of long-term debt                         175,834            274,338
   Current portion of capitalized lease obligation             5,709              5,258
                                                        ------------       ------------
      Total current liabilities                            2,651,827          2,071,373
                                                        ------------       ------------
Long-term debt, net of current portion:
   Promissory notes                                          839,396            758,364
   Capitalized lease obligation                               14,128             18,468
                                                        ------------       ------------
                                                             853,524            776,832
Deferred rent payable                                          8,015              5,850
Deferred compensation                                        207,500            186,667
                                                        ------------       ------------
      Total liabilities                                    3,720,866          3,040,722
                                                        ------------       ------------
Stockholders' equity:
   Common stock                                               53,441             53,441
   Additional paid-in capital                             27,201,912         27,201,912
   Accumulated deficit                                   (26,480,881)       (25,954,353)
                                                        ------------       ------------
      Total stockholders' equity                             774,472          1,301,000
                                                        ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  4,495,338       $  4,341,722
                                                        ============       ============


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                               2001             2000
                                                           -----------       -----------
Operating revenues                                         $   732,869       $   560,298

Operating expenses:
   Data and product costs                                      320,615           198,249
   Selling, general and administrative expenses                451,642           476,533
   Depreciation and amortization                                56,293            54,301
                                                           -----------       -----------
      Total operating expenses                                 828,550           729,083
                                                           -----------       -----------

Loss from operations                                           (95,681)         (168,785)
Other income                                                     9,071            16,986
Interest expense                                               (26,404)          (24,554)
Write-off of investment                                        (44,000)               --
                                                           -----------       -----------
Loss before income taxes                                      (157,014)         (176,353)
Provision for state and local income taxes                          --               366
                                                           -----------       -----------
Net loss                                                   $  (157,014)      $  (176,719)
                                                           ===========       ===========

Net loss per share of common stock:
   Basic and diluted                                       $     (0.03)      $     (0.03)
                                                           ===========       ===========
Weighted average number of common shares outstanding:
   Basic and diluted                                         5,344,129         5,341,129
                                                           ===========       ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                               2001              2000
                                                           -----------       -----------
Operating revenues                                         $ 2,212,727       $ 1,480,176

Operating expenses:
     Data and product costs                                    897,982           574,165
     Selling, general and administrative expenses            1,585,389         1,407,578
     Depreciation and amortization                             166,724           159,511
                                                           -----------       -----------
         Total operating expenses                            2,650,095         2,141,254
                                                           -----------       -----------

Loss from operations                                          (437,368)         (661,078)
Other income                                                    36,017            56,887
Interest expense                                               (78,116)          (71,795)
Write-off of investment                                        (44,000)               --
                                                           -----------       -----------
Loss before income taxes                                      (523,467)         (675,986)
Provision for state and local income taxes                       3,061             4,036
                                                           -----------       -----------
Net loss                                                   $  (526,528)      $  (680,022)
                                                           ===========       ===========

Net loss per share of common stock:
     Basic and diluted                                     $     (0.10)      $     (0.13)
                                                           ===========       ===========
Weighted average number of common shares outstanding:
     Basic and diluted                                       5,344,129         5,341,129
                                                           ===========       ===========


     See accompanying condensed notes to consolidated financial statements.

                  CREDITRISKMONITOR.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                              2001              2000
                                                          -----------       -----------
Cash flows from operating activities:
     Net loss                                             $  (526,528)      $  (680,022)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Goodwill amortization                            85,806            85,806
              Depreciation                                     80,918            73,705
              Amortization of debt discount                    82,762            62,882
              Write-off of investment                          44,000                --
              Deferred compensation                            20,833            71,667
              Deferred rent                                     2,165             4,674
              Deferred interest expense                            --             6,958
     Changes in operating assets and liabilities:
         Accounts receivable, net                             (55,372)          122,833
         Other current assets                                (198,632)             (658)
         Prepaid and other assets                               6,212            (7,245)
         Deferred revenue                                     586,107           196,262
         Accounts payable                                      82,287            20,814
         Accrued expenses                                      10,113            11,571
                                                          -----------       -----------
Net cash provided by (used in) operating activities           220,671           (30,753)
                                                          -----------       -----------
Cash flows from investing activities:
     Purchase of fixed assets                                 (45,945)          (72,940)
                                                          -----------       -----------
Net cash used in investing activities                         (45,945)          (72,940)
                                                          -----------       -----------
Cash flows from financing activities:
     Payments on promissory notes                            (100,234)               --
     Payments on capitalized lease obligation, net             (3,889)              893
                                                          -----------       -----------
Net cash (used in) provided by financing activities          (104,123)              893
                                                          -----------       -----------
Net increase (decrease) in cash and cash equivalents           70,603          (102,800)
Cash and cash equivalents at beginning of
     period                                                 1,215,197         1,421,885
                                                          -----------       -----------
Cash and cash equivalents at end of period                $ 1,285,800       $ 1,319,085
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

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and its cash flows for the nine-month periods ended September 30, 2001 and 2000.

Results of operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results of a full year.

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

(3)  Note Consolidation Agreement

In July 2001, the Company entered into a Note Consolidation Agreement with Market Guide Inc. ("MGI"), which consolidated the two notes issued by CRM in January 1999, as part of the purchase of the assets of MGI's CreditRisk Monitor credit information service, into a new secured note with a face value of $1,093,653.75. The new note bears interest at the rate of 8.5% per annum from July 1, 2001 and is payable in 60 equal monthly installments of principal and interest of $22,437.98 each, commencing July 31, 2001. In accordance with the terms of Emerging Issues Task Force Issue ("EITF") No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", this transaction is not considered to result in a substantially different debt instrument and as such no gain or loss was recognized on this transaction. Accordingly, the Company was required to discount the new note to yield an effective interest rate of 9.98%.

(4)  Write-off of Investment

During 2000, the Company invested $44,000 in a limited liability company whose other shareholders were affiliates of the National Association of Credit Management ("NACM"). Due to operating losses experienced by this company, the shareholders voted to dissolve and liquidate the company as of September 30, 2001. CRM does not anticipate receiving any proceeds from the dissolution of this company nor is it obligated to pay any of the liabilities of this entity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     In January 1999, the Company acquired the assets of MGI's CreditRisk Monitor credit information service and commenced operations. This business began selling its product in April 1997 and is still in its early stages of development.

                                                     3 Months Ended September 30,
                                          ---------------------------------------------------
                                                    2001                        2000
                                          ----------------------       ----------------------
                                                        % of Total                   % of Total
                                            Amount        Income         Amount        Income
                                          ---------       ------       ---------       ------
Operating revenues                        $ 732,869       100.00%      $ 560,298       100.00%

Operating expenses:
   Data and product costs                   320,615        43.75%        198,249        35.38%
   Selling, general & administrative        451,642        61.63%        476,533        85.05%
   Depreciation and amortization             56,293         7.68%         54,301         9.69%
                                          ---------       ------       ---------       ------
     Total operating expenses               828,550       113.06%        729,083       130.12%
                                          ---------       ------       ---------       ------

Loss from operations                        (95,681)      -13.06%       (168,785)      -30.12%
Other income                                  9,071         1.24%         16,986         3.03%
Interest expense                            (26,404)       -3.60%        (24,554)       -4.38%
Write-off of investment                     (44,000)       -6.00%           --           0.00%
                                          ---------       ------       ---------       ------
Loss before income taxes                   (157,014)      -21.42%       (176,353)      -31.47%
Income taxes                                     --         0.00%            366        -0.07%
                                          ---------       ------       ---------       ------
Net loss                                  $(157,014)      -21.42%      $(176,719)      -31.54%
                                          =========       ======       =========       ======

     Operating revenues increased 31% for the three months ended September 30, 2001 compared to the same period of fiscal 2000. This increase was primarily due to an increase in the number of subscribers to the Company's credit reporting services.

     Data and product costs increased 62% for the third quarter of 2001 compared to the same period of fiscal 2000. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

     Selling, general and administrative expenses decreased 5% for the third quarter of fiscal 2001 compared to the same period of fiscal 2000. This decrease was primarily due to a decrease in marketing expenses and lower salary and related employee benefits, as the result of a change in the sales commission plan, partially offset by the higher legal fees incurred in connection with the Company's legal proceeding (see Part II, Item 1).

     Depreciation and amortization increased 4% for the third quarter of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     Other income decreased 47% for three months ended September 30, 2001 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the 2001 quarter compared to the same period last year.

     Interest expense increased 8% for the third quarter of fiscal 2001 compared to the same period of fiscal 2000. This increase was due to the higher effective interest rate on the Company's indebtedness to MGI as the result of the Note Consolidation Agreement entered into as of July 1, 2001.

     The Company incurred a net loss of $157,014 and $176,719 for the three months ended September 30, 2001 and 2000, respectively.

                                                        9 Months Ended September 30,
                                          --------------------------------------------------------
                                                     2001                           2000
                                          -------------------------      -------------------------
                                                          % of Total                     % of Total
                                            Amount          Income         Amount          Income
                                          -----------       -------      -----------       -------
Operating revenues                        $ 2,212,727        100.00%     $ 1,480,176        100.00%

Operating expenses:
   Data and product costs                     897,982         40.58%         574,165         38.79%
   Selling, general & administrative        1,585,389         71.65%       1,407,578         95.10%
   Depreciation and amortization              166,724          7.53%         159,511         10.78%
                                          -----------       -------      -----------       -------
     Total operating expenses               2,650,095        119.77%       2,141,254        144.66%
                                          -----------       -------      -----------       -------

Loss from operations                         (437,368)       -19.77%        (661,078)       -44.66%
Other income                                   36,017          1.63%          56,887          3.84%
Interest expense                              (78,116)        -3.53%         (71,795)        -4.85%
Write-off of investment                       (44,000)        -1.99%              --          0.00%
                                          -----------       -------      -----------       -------
Loss before income taxes                     (523,467)       -23.66%        (675,986)       -45.67%
Income taxes                                    3,061         -0.14%           4,036         -0.27%
                                          -----------       -------      -----------       -------
Net loss                                  $  (526,528)       -23.80%     $  (680,022)       -45.94%
                                          ===========       =======      ===========       =======

     Operating revenues increased 49% for the nine months ended September 30, 2001 compared to the same period of fiscal 2000. This increase was primarily due to an increase in the number of subscribers to the Company's credit reporting services.

     Data and product costs increased 56% for the first nine months of 2001 compared to the same period of fiscal 2000. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

     Selling, general and administrative expenses increased 13% for the first nine months of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to an increase in headcount as the Company has added salespeople and customer support personnel over the past 12 months, as well as legal fees incurred in connection with the Company's legal proceeding (see Part II, Item 1).

     Depreciation and amortization increased 5% for the first nine months of fiscal 2001 compared to the same period of fiscal 2000. This increase was primarily due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     Other income decreased 37% for nine months ended September 30, 2001 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the 2001 period compared to the same period last year.

     Interest expense increased 9% for the first nine months of fiscal 2001 compared to the same period of fiscal 2000. This increase was due to the higher effective interest rate on the Company's indebtedness to MGI as the result of the Note Consolidation Agreement entered into as of July 1, 2001.

     The Company incurred a net loss of $526,528 and $680,022 for the nine months ended September 30, 2001 and 2000, respectively.

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

     Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing subscribers, attract new subscribers at a steady rate and maintain subscriber satisfaction,
(ii) the development, announcement or introduction of new services and products by the Company and its competitors, (iii) price competition, (iv) the increasing acceptance of the Internet for the purchase of credit information such as that offered by the Company, (v) the Company's ability to maintain, upgrade and develop its systems and infrastructure, (vi) the Company's ability to attract new personnel in a timely and effective manner, (vii) the Company's ability to manage effectively the broadening of its product to encompass additional companies monitored and the development of new products, (viii) the Company's ability to successfully manage the integration of third-party data into its Internet site, (ix) higher cost of acquiring third-party data, (x) technical difficulties, system downtime or Internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, and (xii) general economic conditions and economic conditions specific to the Internet and the credit information industry.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had cash, cash equivalents and other liquid assets of $1,286,000 compared to $1,215,000 of liquid assets at December 31, 2000. The Company's working capital deficit at September 30, 2001 was $421,000 compared to a working capital deficit of $166,000 at December 31, 2000. This decrement was due to a $92,000 increase in accounts payable and accrued expenses and an increase of $586,000 in deferred revenue, net of increases in cash and cash equivalents, accounts receivable and deferred billings aggregating $325,000 and a $99,000 decrease in the current portion of long-term debt as the result of the Note Consolidation Agreement. The Company has no bank lines of credit or other currently available credit sources.

     For the nine months ended September 30, 2001, the Company reported that a $71,000 increase in cash compared to a $103,000 use of funds for the same period in the prior fiscal year. The Company expects to reach cash flow breakeven status, after debt service, during 2001. Should this expectation not be realized, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 13 months.

     In July 2001, the Company entered into a Note Consolidation Agreement with MGI, which consolidated the two notes issued by CRM in January 1999, as part of the purchase of the assets of MGI's CreditRisk Monitor credit information service, into a new secured note with a face value of $1,093,653.75. The new note bears interest at the rate of 8.5% per annum from July 1, 2001 and is payable in 60 equal monthly installments of principal and interest of $22,437.98 each, commencing July 31, 2001. The monthly debt service on the two previous notes was $49,606.30. In accordance with the terms of EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", this transaction was not considered to result in a substantially different debt instrument and as such no gain or loss was recognized on this transaction. Accordingly, the Company is required to discount the new note to yield an effective interest rate of 9.98%.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. The Company is currently assessing the impact that implementing these standards will have on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We expect to adopt this statement for our fiscal year ending January 1, 2002, and do not anticipate that it will have a material impact on our consolidated financial results.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As previously reported, the settlement which was reached by the parties in the action brought by the Company in April 2001 against Samuel Fensterstock and others was approved by the Court in July 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CREDITRISKMONITOR.COM, INC.
                                             (REGISTRANT)


Date: November 14, 2001                      By:  /s/ Lawrence Fensterstock
                                                  -----------------------------
                                                  Lawrence Fensterstock
                                                  Chief Financial Officer