Form 10KSB
period 2001-12-31
CREDITRISKMONITOR COM INC
filed 2002-03-28
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended: December 31, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the transition period from _______ to _______



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

                           Common Stock $.01 Par Value
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for the most recent fiscal year. $2,954,585

The aggregate market value of the Registrant's common stock held by non-affiliates as of March 8, 2002 was $429,645. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 5,344,129 shares of common stock $.01 par value outstanding as of March 8, 2002.

Documents incorporated by reference: None

Transitional Small Business Format (check one): Yes [_]; No [X]

                                     PART I


ITEM 1.  BUSINESS

     In addition to historical information, the following discussion of the Company's business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "The CreditRiskMonitor Business", "The Company's Goals", "Marketing and Sales" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the "Company" or "CRM") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2002.

Overview

     CRM was organized in Nevada in February 1977 and was engaged in the development and sale of nutritional food products from 1982 until October 22, 1993, when it sold substantially all of its assets (the "Asset Sale"), as previously reported. From 1994 to 1998, the Company had no revenues and its income was derived from interest, dividends and gains on the sale of assets. The Company's assets from 1994 through 1998 consisted principally of cash, cash equivalents and marketable investment securities.

     In September 1998, the Company acquired an option (the "Option") to purchase the assets of the CreditRisk Monitor credit information service ("CM Service") from Market Guide Inc. ("MGI"). The Company exercised the Option on December 29, 1998 and completed the purchase of the CM Service assets effective January 19, 1999. The assets included customer contracts, receivables, equipment, software and intangibles. Following the closing of the CM Service purchase, the Company commenced doing business under the name "CreditRiskMonitor.com".

     For a five year period after the closing, MGI agreed to furnish to the Company the database of credit information used in the preparation of CRM's credit analysis reports at no charge through December 31, 2000 and at specified prices thereafter. The agreement is cancelable by the Company on 90 days' notice. MGI also agreed not to market credit reports that are targeted specifically to corporate credit personnel, or to advertise or promote such products in any media or trade shows which are targeted specifically to corporate credit personnel, for a period of five years. The Company agreed not to compete with MGI in its other credit information services for a period of five years, so long as the

Company obtains data from MGI. This restriction does not apply, however, if the Company acquires data from other sources.

     During January 1999, the Company completed a private placement of 1,300,000 shares of its Common Stock to approximately 25 "accredited investors" (the "1999 Private Placement"). The proceeds from the 1999 Private Placement financed the cash portion of the CM Service acquisition and the remainder is being used for future working capital needs.

The CreditRiskMonitor Business

     CRM is an interactive Internet-based financial information and news service designed specifically for corporate credit professionals. Its credit risk analysis service is the result of management's experience in the credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRM to satisfy the credit industry's requirements for a timely, technologically advanced, low cost credit information service. CRM currently monitors, for the purpose of credit evaluation, approximately 10,000 U.S. public corporations and, through its affiliations with third-parties, including Graydon UK Ltd., approximately 20 million foreign public and private companies. The Company expects to begin monitoring many private U.S. companies in 2002.

     CRM designs its product for corporate credit managers who must decide whether or not to ship to their customers before payment is received, thus extending credit on the purchase. If the purchaser is unable to pay, the selling company can suffer substantial losses. The decision to ship prior to payment may be made under intense time pressure, with potentially adverse results if the manager has inaccurate or stale information.

     With the downsizing of corporate America and the related reductions in credit departmental budgets and personnel, these corporate credit professionals have to do more with less. Simultaneously, there has been an explosion in available information, resulting in an overwhelming amount of data and limited time for research and analysis. CRM's service provides the corporate credit professional with a one stop information service to continuously monitor the creditworthiness of their public company customers, in the shortest possible time and minimum effort. This timesaving is critical where immediate decisions must be made.

     There is little hard data on CRM's market: The National Association of Credit Management has about 30,000 members, but some industry observers believe the number of U.S. credit managers or personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a specific credit function but still require credit information. Because our sales solicitation is by phone and Internet demonstration of the product, an untapped global market also exists for foreign companies doing business with U.S. corporations and which need credit analysis of these U.S. corporations. In addition, many U.S. companies also sell to foreign companies and need credit analysis of these foreign buyers;

through its third-party distribution arrangements CRM also supplies these foreign reports. CRM started collecting trade data on some privately-owned companies during 2001 and expects to make this data available in 2002. We believe that our services have a large market that has only been minimally penetrated by the Company.

     The viability and potential of CRM's business is made possible by its Internet service delivery and the following characteristics:

     o Low price. The $3,500 annual price to the subscriber is low compared to the cost of some competitive products and the dollar value of the possible loss of not getting paid.

     o Counter-cyclical. As economic growth slows, general corporate credit risk increases and the credit manager's function rises in importance and complexity. Since the cost of our service is low compared to both the size of potential losses it is designed to reduce and to the cost of competitive services, CRM's business and revenues have exhibited some counter-cyclicality as the growth in the U.S. economy has declined. Additionally, products that allow credit managers to perform their jobs more efficiently and effectively should continue to gain market share in any business environment.

     o Profit multiplier. Some of the Company's basic costs are being reduced. On a broad generic basis, computer hardware, software, communications and financial data prices are coming down for all buyers, including CRM. In addition, CRM has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs, apart from the development cost of enhancing and upgrading the Company's website, are relatively stable over a wide range of increasing revenue.

     o Self financing. CRM's business has no inventory, manufacturing or warehouse facilities. Thus, it is non-capital intensive and high margins should generate positive cash flow to grow the business with little need for external capital except for working capital purposes.

     o Management. CRM has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company's Goals

     o Low cost provider. CRM's analysis and preparation of data into a usable form is nearly 100% computer driven and minimum incremental personnel costs are required to broaden the number of companies analyzed. CRM delivers all of its information to customers via the Internet and there is a seamless interface between the preparation and delivery of a company credit report to a subscriber. Since we have automated a significant amount of the processes used to create and deliver our service, CRM's production costs are relatively stable over a wide range of increasing revenue. CRM's cost structure is believed to be the lowest in its industry.

     o Retain hedge characteristics. As the economy slowed down and entered a recession, general corporate credit risk increased and the credit manager's function rose in importance and complexity. Since the cost of our service is low compared to both the size of potential losses it is designed to reduce and to the cost of competitive services, CRM's business and revenues have an element of counter-cyclicality at such times as the growth in the U.S. economy declines.

     o International penetration. Foreign companies doing business in the U.S. have the same need as domestic companies for CRM's credit analysis of U.S. companies. Internationally, the Internet provides the same rapid and inexpensive selling and distribution of CRM's service as has been achieved domestically. In addition, CRM is now able to sell foreign company credit analysis to U.S. companies as a result of its third-party distribution agreements.

Potential for Cost Reductions

     The Company foresees declining costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company further believes that the base of renewal business should grow larger each year and the Company pays lower sales commissions for renewals than for new sales. All these naturally occurring cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company's in-place fixed costs.

Net Operating Loss Carryforwards

     At December 31, 2001, the Company had NOL carryforwards aggregating approximately $8.1 million, which, to the extent available under the Internal Revenue Code of 1986, as amended (the "Code"), may be used to minimize the Company's liability for taxes on future taxable income of the Company, if any.

     Section 382 of the Code provides limits on the amount of a company's NOL carryforwards which can be applied against its earnings after an "ownership change" occurs. Generally, such a limit is determined, with respect to the amount of NOL carryforward to which the limit applies, by multiplying the company's value at the time of the ownership change by the published long-term tax exempt interest rate. The resulting amount is the maximum that can be offset by NOL carryforwards in any one year if an ownership change has occurred.

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

     If subsequent transactions were to occur involving 5-percent shareholders within any three-year testing period, an "ownership change" could occur which could cause the loss or limitation of the Company's available NOL carryforwards, pursuant to Section 382.

Marketing and Sales

     To take market share for public company credit information, CRM will continue to use the Internet as the primary mechanism for distributing its service. To inform potential subscribers about its service, CRM uses a combination of direct mail, telemarketing, trade show representation and speaking engagements before credit associations.

Employees

     As of March 8, 2002, the Company had 24 employees of which 23 persons were employed full time. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

     The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2.  PROPERTY.

     The Company does not own any real property. The Company's principal office is located in approximately 5,670 square feet of leased space in an office building located in Floral Park, New York. The lease expires on November 30, 2004 and provides for a monthly cost of $8,020 during the current year and increases of 3% per annum in subsequent years, plus escalation for real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS.

     On April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock ("Fensterstock"), a competitor and others, seeking injunctive relief, declaratory relief and monetary damages. The complaint alleged, inter alia, that Fensterstock, former Senior Vice President -- Sales Development of the Company, resigned on April 5, 2001 to join a competitor in violation of the terms of his Non-Competition, Proprietary Information and Inventions Agreement with the Company and in breach of his fiduciary duties to the Company, and further, that the competitor intentionally induced the breach of Fensterstock's Agreement with the Company. On April 23, 2001, the Court issued a temporary restraining order against Fensterstock and the competitor. Thereafter, the parties entered into a Settlement Agreement pursuant to which Fensterstock and the competitor were and continue to be restricted from engaging in certain activities and Fensterstock agreed not to work for the competitor through various stipulated dates. The settlement was approved and so ordered by the Court in July 2001. In or about November 2001, the Company brought an action for contempt, monetary damages and injunctive relief against Fensterstock and the competitor for violation of the Settlement Agreement and the July 2001 court order. There has been no discovery to date and the Company's claims against Fensterstock and the competitor are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2001, either through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades in the over-the-counter market "Bulletin Board Service" under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2000 and 2001. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                            High Bid           Low Bid
                                            --------           -------

2000
         First Quarter                      $10.0625          $ 3.2500
         Second Quarter                     $ 7.7500          $ 2.0000
         Third Quarter                      $ 3.7500          $ 2.0000
         Fourth Quarter                     $ 2.0000          $ 1.0625

2001
         First Quarter                      $ 1.5000          $ 0.6875
         Second Quarter                     $ 0.6875          $ 0.4500
         Third Quarter                      $ 0.4500          $ 0.3000
         Fourth Quarter                     $ 0.4000          $ 0.1300

     On March 8, 2002, there were approximately 481 registered holders of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

     In 1998 the Company located, investigated and negotiated the purchase of the CreditRisk Monitor ("CM Service") business from Market Guide Inc. ("MGI") and in September 1998 purchased an option to acquire the assets of the CM Service business for approximately $2.39 million. The Company exercised this option on December 29, 1998 and the transaction closed effective January 19, 1999.

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

     In July 2001, the Company entered into a Note Consolidation Agreement with MGI, which consolidated the two notes issued by CRM in January 1999, as part of the purchase of the CM Service assets, into a new secured note. This transaction reduced the Company's debt service requirements in 2001 and 2002 by extending the maturity of this indebtedness from 2003 until 2005.

     At December 31, 2001, the Company had cash, cash equivalents and other liquid assets of $1.32 million compared to $1.22 million at December 31, 2000. The Company's working capital deficit at December 31, 2001 was approximately $540,000 compared to a working capital deficit of approximately $166,000 at December 31, 2000. This decrement was due to a $82,000 increase in accounts payable and accrued expenses and an increase of $741,000 in deferred revenue, net of increases in cash and cash equivalents, accounts receivable and deferred billings aggregating $355,000 and a $94,000 decrease in the current portion of long-term debt as the result of the Note Consolidation Agreement. The Company has no bank lines of credit or other currently available credit sources.

     For the year ended December 31, 2001, the Company reported a $105,000 increase in cash and cash equivalents compared to a $207,000 decrease for the prior fiscal year. The Company expects to continue to be at least cash flow breakeven, after debt service, during 2002. Should this expectation not be realized, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months.

     As described more fully in Notes 7 and 9 of the Notes to Financial Statements, at December 31, 2001 the Company had certain cash obligations, which are due as follows:

                                          Less than                                 After
                               Total       1 Year      1-3 Years     4-5 Years     5 Years
                               -----       ------      ---------     ---------     -------

Promissory Note            $  972,896      $180,258     $418,992     $373,646
Capital lease obligation       18,467         5,868       12,599
Operating leases              309,447       103,919      205,528           --           --
                           ----------    ----------   ----------   ----------   ----------

Total                      $1,300,810      $290,045     $637,119     $373,646           --
                           ==========    ==========   ==========   ==========   ==========

     The purchase of the CM Service business in January 1999 transformed the Company into an operating company with revenues from operations and increased its employee base from 1 employee in 1998 to 23 full time employees as of March 8, 2002.

Results of Operations

         2001 vs. 2000

                                                          Year Ended December 31,
                                                          -----------------------
                                                 2001                               2000
                                                 ----                               ----
                                                       % of Total                         % of Total
                                         Amount          Revenue            Amount          Revenue
                                         ------          -------            ------          -------

Operating revenues                     $2,954,585        100.00%          $2,118,724        100.00%

Operating expenses:
   Data and product costs               1,205,821         40.81%             769,362         36.31%
   Selling, general &
     administrative                     2,034,617         68.86%           1,917,162         90.49%
   Depreciation and amortization          223,739          7.57%             214,035         10.10%
                                      -----------     ----------         -----------     ----------
     Total operating expenses           3,464,177        117.25%           2,900,559        136.90%
                                      -----------     ----------         -----------     ----------

Loss from operations                     (509,592)       -17.25%            (781,835)       -36.90%
Other income                               41,567          1.41%              73,526          3.47%
Interest expense                         (103,639)        -3.51%             (96,895)        -4.57%
Write-off of investment                   (44,000)        -1.49%                  --          0.00%
                                      -----------     ----------         -----------     ----------

Loss before income taxes                 (615,664)       -20.84%            (805,204)       -38.00%
Income taxes                                3,061          0.10%               4,131          0.19%
                                      -----------     ----------         -----------     ----------

Net loss                                $(618,725)       -20.94%           $(809,335)       -38.20%
                                      ===========     ==========         ===========     ==========

     Operating revenues increased 39% for the year ended December 31, 2001, due primarily to an increase in the number of subscribers to the Company's credit reporting services.

     Data and product costs increased 57% for fiscal 2001, due primarily to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

     Selling, general and administrative expenses increased 6% for fiscal 2001. This increase was primarily due to the higher legal fees incurred in connection with the Company's legal proceeding offset by a decrease in marketing expenses and lower salary and related employee benefits, as the result of a change in the sales commission plan.

     Depreciation and amortization increased 5% for fiscal 2001, due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during the last 12 months.

     Other income decreased 43% for fiscal 2001, due to a decrease in funds invested in interest bearing accounts as well as lower interest rates paid on these investments during 2001 compared to last year.

     Interest expense increased 7% for fiscal 2001, due to the higher effective interest rate on the Company's indebtedness to MGI as the result of the Note Consolidation Agreement entered into as of July 1, 2001.

     The Company incurred net losses of $618,725 and $809,335 for the years ended December 31, 2001 and 2000, respectively.

         2000 vs. 1999

                                                         Year Ended December 31,
                                                         -----------------------
                                                 2000                               1999
                                                 ----                               ----
                                                       % of Total                         % of Total
                                         Amount          Revenue            Amount          Revenue
                                         ------          -------            ------          -------

Operating revenues                     $2,118,724        100.00%          $1,259,019        100.00%

Operating expenses:
   Data and product costs                 769,362         36.31%             686,517         54.53%
   Selling, general &
     administrative                     1,917,162         90.49%           1,504,829        119.52%
   Depreciation and amortization          214,035         10.10%             167,250         13.28%
                                      -----------     ----------         -----------     ----------
     Total operating expenses           2,900,559        136.90%           2,358,596        187.34%
                                      -----------     ----------         -----------     ----------

Loss from operations                     (781,835)       -36.90%          (1,099,577)       -87.34%
Other income                               73,526          3.47%              66,244          5.26%
Interest expense                          (96,895)        -4.57%             (82,153)        -6.53%
Write-off of intangible assets                 --          0.00%            (134,076)       -10.65%
Loss on sale of fixed assets                   --          0.00%              (3,191)        -0.25%
                                      -----------     ----------         -----------     ----------

Loss before income taxes                 (805,204)       -38.00%          (1,252,753)       -99.50%
Income taxes                                4,131          0.19%                 (55)         0.00%
                                      -----------     ----------         -----------     ----------

Net loss                                $(809,335)       -38.20%         $(1,252,698)       -99.50%
                                      ===========     ==========         ===========     ==========

     Operating revenues increased 68% for the year ended December 31, 2000, due primarily to an increase in the number of subscribers to the Company's credit reporting services.

     Data and product costs increased 12% for fiscal 2000, due primarily to higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

     Selling, general and administrative expenses increased 27% for fiscal 2000, due primarily to an increase in headcount as the Company added salespeople and customer support personnel during fiscal 2000.

     Depreciation and amortization increased 28% for fiscal 2000, due to higher depreciation expense related to the acquisition of computer equipment and other fixed assets during fiscal 2000.

     Other income increased 11% for fiscal 2000, due to the Company having funds invested for all of fiscal 2000 compared to only part of fiscal 1999.

     Interest expense increased 18% for fiscal 2000, due to the higher amortization of debt discount in 2000.

     The Company incurred net losses of $809,335 and $1,252,698 for the years ended December 31, 2000 and 1999, respectively.

     Future Operations

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

     Factors that may adversely affect the Company's operating results include, among others, (i) the Company's ability to retain existing subscribers, attract new subscribers at a steady rate and maintain subscriber satisfaction, (ii) the development, announcement or introduction of new services and products by the Company and its competitors, (iii) price competition, (iv) the increasing acceptance of the Internet for the purchase of credit information such as that offered by the Company, (v) the Company's ability to upgrade and develop its systems and infrastructure, (vi) the Company's ability to attract new personnel in a timely and effective manner, (vii) the Company's ability to manage effectively the broadening of its service to encompass additional companies monitored and the development of new products, (viii) the Company's ability to obtain private company data at a reasonable cost, (ix) the Company's ability to successfully manage the integration of third-party data into its Internet site,
(x) technical difficulties, system downtime or Internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xii) general economic conditions and economic conditions specific to the Internet and the credit information industry, and (xiii) the occurrence of a natural disaster or other catastrophic event as our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.

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

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002. The Company is currently assessing the impact that implementing these standards will have on its results of operations and financial position. Goodwill amortization was $114,407 and $114,407 for fiscal 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We were required to adopt this statement for our fiscal year that began on January 1, 2002, and do not anticipate that it will have a material impact on our financial results.

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

     o If CRM is unable to continue its affiliation with third-parties for obtaining international credit reports or to establish its service of monitoring private domestic companies, its revenues and operating margins could be materially adversely affected.

     o If CRM is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Market Guide Note, it would be in default under the terms thereof, which would permit the holders of such Note to accelerate the maturity of such indebtedness. Such a default could have a material adverse effect on CRM's business, prospects, financial condition and results of operation.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 7, and an index thereto, appears at pages F-1 to F-16 (inclusive) of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Clifton Gunderson L.L.C. ("Clifton Gunderson") was previously engaged as the principal accountant to audit the Registrant's financial statements and resigned on August 30, 2000. Clifton Gunderson's report on the Registrant's financial statements for the prior two years contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During these prior two fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Effective October 26, 2000, the Company engaged Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants to audit its financial statements for the year ending December 31, 2000. Arthur Andersen has audited the Company's financial statements for each of the two years included herein (see pages F-1 to F-16).

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

=================================================================================================================
                                                                                                Officer or
                                                        Principal Occupation/Position            Director
            Name                        Age                   Held with Company                    Since
-----------------------------------------------------------------------------------------------------------------
Jerome S. Flum                           61            Chairman of the                             1983
                                                       Board/President/Chief
                                                       Executive Officer
-----------------------------------------------------------------------------------------------------------------
Lawrence Fensterstock                    51            Senior Vice President/                      1999
                                                       Chief Financial Officer/
                                                       Secretary
-----------------------------------------------------------------------------------------------------------------
Richard J. James                         62            Director                                    1992
-----------------------------------------------------------------------------------------------------------------
Leslie Charm                             58            Director                                    1994
=================================================================================================================

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

     Richard James was the Customer Satisfaction Manager for the Consumer Hardware Division of Polaroid Corporation from 1980 until 2001. In this role he was responsible for improving the business performance of Polaroid's instant consumer cameras through improved redesigns and manufacturing processes, as well as by enhancing the customers' picture taking experiences. This role encompassed manufacturing plants in Scotland, China, India and the USA, and worldwide consumer markets. From 1968 through 1979 Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James is a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Engineering, a national professional organization dedicated to the application of Integrated Product Development principles to achieve rapid design, development and inception of new products and services. Mr. James holds a BS in Chemical Engineering from Northeastern University, as well as extensive studies in managerial and technical subjects. He has developed and taught numerous technical and business courses for many years as a faculty member of Polaroid's internal training organization.

     Leslie Charm has been, since 1972, a partner in the firm of Youngman & Charm, a firm specializing in assisting companies that are experiencing operating and/or financial problems and also advises entrepreneurs in the growing of companies. From 1989 to the present, he has been a director of Moto Photo, Inc., a publicly-held international franchisor of imaging centers. Mr. Charm is an adjunct professor in entrepreneurial finance at Babson College and is a graduate of the Harvard Business School.

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

     The Audit Committee currently consists of Richard James and Leslie Charm.

     For the fiscal year ended December 31, 2001, the Company paid (or will pay) the following fees to Arthur Andersen LLP for services rendered during the year or for the audit in respect of that year:

           Audit fees                                           $      31,000
           Financial information systems design and
               implementation                                              --
           All other fees:
               Audit related                                               --
               Other fees                                               9,000
                                                                -------------
               Total all other fees                                     9,000
                                                                -------------

                  Total                                         $      40,000
                                                                =============

     The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by Arthur Andersen LLP is compatible with maintaining auditor independence.

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

     To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2001, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with, except that a Form 4, reporting one transaction, for Joseph DeMartino was filed late.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company's last fiscal year.

=====================================================================================================================
                                             SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation(2)                   Long-Term Compensation
                                      ----------------------                   ----------------------
   Name and Principal Position      Year          Salary           Number of Securities     All Other Compensation
                                                                    Underlying Options
---------------------------------------------------------------------------------------------------------------------
Jerome S. Flum, Chairman,           2001       $121,016(1)                  15,000                    None
President and Chief Executive       2000       $ 60,000(1)                    --                      None
Officer                             1999       $ 57,500(1)                    --                      None
---------------------------------------------------------------------------------------------------------------------
Joseph L. DeMartino, Senior Vice    2001       $ 59,843                       --                      None
President(3)                        2000       $120,114                     15,000                    None
                                    1999       $ 40,311                    130,000                    None
---------------------------------------------------------------------------------------------------------------------
Lawrence Fensterstock, Senior       2001       $145,280                     15,000                    None
Vice President                      2000       $145,745                       --                      None
                                    1999       $140,582                       --                      None
=====================================================================================================================

(1) Beginning January 20, 1999, Mr. Flum is being compensated by the Company at the rate of $150,000 per annum, of which $25,000 was deferred in 2001 and $90,000 was deferred in 2000 and 1999, until such time as the Company achieves cash flow breakeven or until the MGI Note has been paid in full, whichever occurs sooner. The full amount of his compensation, including the deferred portion, is reflected in the Company's financial statements.

(2) No Bonus or other Annual Compensation was paid during the past three fiscal years.

(3) Mr. DeMartino resigned effective June 29, 2001.

Directors' Fees

     Commencing September 1994, non-employee directors receive $450 for each Board of Directors' meeting attended, up to a maximum payment of $1,800 per Director per calendar year. During 2001, non-qualified options to purchase 3,000 shares of Common Stock at a purchase price of $1.00 per share were granted to each of the two non-employee directors.

Compensation Pursuant to Stock Option Plans

     The following table sets forth all stock options granted to the Company's executive officers during the last fiscal year.

==========================================================================================================
                                OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
----------------------------------------------------------------------------------------------------------
                                                            Individual Grants
                            ------------------------------------------------------------------------------
                                                     Percent of Total
                            Number of Securities    Options Granted to     Execise or
                             Underlying Options    Employees in Fiscal     Base Price
           Name                  Granted (#)               Year              ($/Sh)    Expiration Date
----------------------------------------------------------------------------------------------------------
Jerome S. Flum                     15,000                 8.49%               $1.00       12/19/2006
----------------------------------------------------------------------------------------------------------
Lawrence Fensterstock              15,000                 8.49%               $1.00       12/19/2011
==========================================================================================================

(1) No stock appreciation rights were granted to the executive officers in fiscal 2001.

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


=================================================================================================================
                                 MINIMUM ANNUAL
              ------------------------------------------------------
                                                                            Options           Cumulative Options
   Level           Gross Sales           Pre-Tax Operating Margin           Vested                  Vested
-----------------------------------------------------------------------------------------------------------------
     1             $ 3 Million                     20%                        6.7%                    6.7%
-----------------------------------------------------------------------------------------------------------------
     2             $ 4 Million                     23%                        6.7%                   13.4%
-----------------------------------------------------------------------------------------------------------------
     3             $ 5 Million                     27%                       10.0%                   23.4%
-----------------------------------------------------------------------------------------------------------------
     4             $ 6 Million                     36%                       10.0%                   33.4%
-----------------------------------------------------------------------------------------------------------------
     5             $7.5 Million                    39%                       13.3%                   46.7%
-----------------------------------------------------------------------------------------------------------------
     6             $ 9 Million                     42%                       13.3%                   60.0%
-----------------------------------------------------------------------------------------------------------------
     7             $ 11 Million                    45%                       16.6%                   76.6%
-----------------------------------------------------------------------------------------------------------------
     8             $ 14 Million                    48%                       16.6%                   93.2%
-----------------------------------------------------------------------------------------------------------------
     9             $ 17 Million                    48%                        6.8%                  100.0%
=================================================================================================================

     Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in full at the time of such change in control.

======================================================================================================================

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------

                                                     Number of Securities
                                                    Underlying Unexercised                 Value of Unexercised
                                                  Options at Fiscal Year-End              In-the-money Options at
                                                              (#)                         Fiscal Year-End ($) (1)
                       Shares                     --------------------------------------------------------------------
                      Acquired
                         on            Value
                      Exercised      Realized
       Name              (#)            ($)          Exercisable    Un-exercisable     Exercisable     Un-exercisable
----------------------------------------------------------------------------------------------------------------------

Jerome S. Flum           -0-            -0-             -0-            165,000            -0-            $20,984
----------------------------------------------------------------------------------------------------------------------
Joseph L. DeMartino      -0-            -0-             -0-             24,000            -0-              -0-
----------------------------------------------------------------------------------------------------------------------
Lawrence Fensterstock    -0-            -0-             -0-            165,000            -0-            $20,985
======================================================================================================================

(1) Represents the amount by which the closing price on December 31, 2001 ($0.14) exceeded the exercise prices of unexercised options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 8, 2002 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

================================================================================
                                                         Percentage of
                                 Number of Shares         Outstanding
          Name                  of Common Stock(1)        Common Stock
--------------------------------------------------------------------------------
Flum Partners(2)                    3,797,128                70.04%
--------------------------------------------------------------------------------
Jerome S. Flum                      3,985,353(3)(4)          73.51%
--------------------------------------------------------------------------------
Joseph L. DeMartino                    39,500(5)             -----*
--------------------------------------------------------------------------------
Richard J. James                        1,625                -----*
--------------------------------------------------------------------------------
Leslie Charm                            1,625                -----*
--------------------------------------------------------------------------------
All directors and officers
(as a group (5 persons))            4,028,103(3)(4)          74.30%
================================================================================

*less than 1%

(1) Does not give effect to (a) options to purchase 75,000 shares granted to Mr. Flum pursuant to the 1992 Incentive Stock Option Plan of the Company, (b) options to purchase 495,200 shares of Common Stock granted to 25 officers and employees pursuant to the 1998 Long Term Incentive Plan of the Company, (c) options to purchase an aggregate of 39,000 shares granted to each of the other directors pursuant to the 1998 Long Term Incentive Plan of the Company, and (d) options to purchase 3,000 shares of Common Stock granted to a consultant pursuant to the 1998 Long Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 2,250 shares of Common Stock granted to non-employee directors and 75,000 shares of Common Stock granted to Mr. Flum which are immediately exercisable.

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Includes 3,797,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 3,985,353 shares of Common Stock, or 73.51% of the outstanding shares of Common Stock (giving effect to the Senior Preferred Stock Conversion and the issuance of stock to Investors in the 1999 Private Placement) may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act").

(4) Includes 2,000 shares of common stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

(5) Mr. DeMartino resigned effective June 29, 2001.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      2     -  Copy of the Asset Purchase Agreement dated December 29, 1998. (5)

      3(i)  -  Copy of the Company's Amended and Restated Articles of
               Incorporation dated as of May 7, 1999. (7)

      3(ii) -  Copy of the Company's By-Laws as amended April 27, 1987. (1)

      10-A  -  Copy of Company's 1992 Stock Option Plan. (4)

      10-B  -  Copy of Company's 1985 SAR and Non-Qualified Stock Option
               Plan. (2)

      10-C  -  Copy of 1988 Amendments to Company's 1985 SAR and Non-Qualified
               Stock Option Plan. (3)

      10-D  -  Copy of Company's 1998 Long-Term Incentive Plan. (6)

      10-E - Letter Agreement dated May 17, 1999 by and between Flum Partners and the Company. (7)

      16    -  Letter dated September 5, 2000 from Clifton Gunderson L.L.C. (8)

      99.1  -  Letter to Commission Pursuant to Temporary Note 2T.

(1) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1988 (File No.0-10825) and incorporated herein by reference thereto.

(2) Filed as an Exhibit to Registrant's Registration Statement on Form S-2 (File No. 33-17446) and incorporated herein by reference thereto.

(3) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1989 (File No. 0-10825) and incorporated herein by reference thereto.

(4) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992 (File No. 0-10825) and incorporated herein by reference thereto.


(5) Filed as an Exhibit to Registrant's Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.

(7) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(8) Filed as an Exhibit to Registrant's Report on Form 8-K dated August 30, 2000 (File No. 1-10825) and incorporated herein by reference thereto.

                        DOCUMENTS AVAILABLE UPON REQUEST

     All exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company's cost of providing and mailing the exhibits by writing to:

     Office of the Secretary, CreditRiskMonitor.com, Inc., 110 Jericho Turnpike, Suite 202, Floral Park, NY 11001-2019.

(b)  Reports on Form 8-K

     None.

                           CREDITRISKMONITOR.COM, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2


FINANCIAL STATEMENTS

         Balance Sheets - December 31, 2001 and 2000                     F-3

         Statements of Operations - Years Ended
                  December 31, 2001 and 2000                             F-4

         Statements of Stockholders' Equity (Deficit) -
                  Years Ended December 31, 2001 and 2000                 F-5

         Statements of Cash Flows - Years Ended
                  December 31, 2001 and 2000                             F-6

         Notes to Financial Statements - December 31,
                  2001 and 2000                                          F-7

                    Report of Independent Public Accountants


To CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (a Nevada corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
Arthur Andersen LLP


Melville, New York
February 21, 2002

                           CREDITRISKMONITOR.COM, INC.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                2001           2000
                                                                ----           ----

ASSETS
Current assets:

     Cash and cash equivalents                             $  1,320,696    $  1,215,197
     Accounts receivable, net of allowance of $43,677
         and $32,500, respectively                              580,425         662,304
     Other current assets                                       359,507          28,358
                                                           ------------    ------------

         Total current assets                                 2,260,628       1,905,859

Property and equipment, net                                     232,503         293,357
Goodwill, net                                                 1,954,460       2,068,868
Prepaid and other assets                                         50,564          73,638
                                                           ------------    ------------

         Total assets                                      $  4,498,155    $  4,341,722
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                      $  2,401,532    $  1,660,431
     Accounts payable                                           115,890          45,856
     Accrued expenses                                            97,342          85,490
     Current portion of long-term debt                          180,258         274,338
     Current portion of capitalized lease obligation              5,868           5,258
                                                           ------------    ------------

         Total current liabilities                            2,800,890       2,071,373
                                                           ------------    ------------

Long-term debt, net of current portion:
     Promissory notes                                           792,638         758,364
     Capitalized lease obligation                                12,599          18,468
                                                           ------------    ------------
                                                                805,237         776,832
Deferred rent payable                                             8,503           5,850
Deferred compensation                                           201,250         186,667
                                                           ------------    ------------

         Total liabilities                                    3,815,880       3,040,722
                                                           ------------    ------------

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued and
         outstanding                                                 --              --
     Common stock, $.01 par value; authorized 25,000,000
         shares; issued and outstanding 5,344,129 and
         5,344,129 shares, respectively                          53,441          53,441
     Additional paid-in capital                              27,201,912      27,201,912
     Accumulated deficit                                    (26,573,078)    (25,954,353)
                                                           ------------    ------------

         Total stockholders' equity                             682,275       1,301,000
                                                           ------------    ------------

         Total liabilities and stockholders' equity        $  4,498,155    $  4,341,722
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                           CREDITRISKMONITOR.COM, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2001 and 2000


                                                        2001           2000
                                                        ----           ----

Operating revenues                                  $ 2,954,585    $ 2,118,724

Operating expenses:
     Data and product costs                           1,205,821        769,362
     Selling, general and administrative expenses     2,034,617      1,917,162
     Depreciation and amortization                      223,739        214,035
                                                    -----------    -----------

         Total operating expenses                     3,464,177      2,900,559
                                                    -----------    -----------

Loss from operations                                   (509,592)      (781,835)
Other income                                             41,567         73,526
Interest expense                                       (103,639)       (96,895)
Write-off of investment                                 (44,000)            --
                                                    -----------    -----------

Loss before income taxes                               (615,664)      (805,204)
Provision for state and local income taxes                3,061          4,131
                                                    -----------    -----------

Net loss                                            $  (618,725)   $  (809,335)
                                                    ===========    ===========


Net loss per share
     Basic and diluted                              $     (0.12)   $     (0.15)
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           CREDITRISKMONITOR.COM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2001 and 2000


                                                                              Total
                            Common Stock     Additional                   Stockholders'
                            -----------       Paid-in       Accumulated      Equity
                          Shares    Amount    Capital         Deficit       (Deficit)
                          ------    ------    -------         -------       ---------

Balance December 31,
   1999                5,341,129   $53,411   $27,192,567   $(25,145,018)   $ 2,100,960

Net loss                      --        --            --       (809,335)      (809,335)
Issuance of common
  stock for services
  rendered                 3,000        30         9,345             --          9,375
                       ---------   -------   -----------   ------------    -----------

Balance December 31,
   2000                5,344,129    53,441    27,201,912    (25,954,353)     1,301,000

Net loss                      --        --            --       (618,725)      (618,725)
                       ---------   -------   -----------   ------------    -----------

Balance December 31,
   2001                5,344,129   $53,441   $27,201,912   $(26,573,078)   $   682,275
                       =========   =======   ===========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                           CREDITRISKMONITOR.COM, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000


                                                                    2001            2000
                                                                    ----            ----

Cash flows from operating activities:
     Net loss                                                  $  (618,725)   $  (809,335)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
              Goodwill amortization                                114,407        114,407
              Depreciation                                         109,331         99,628
              Amortization of debt discount                         82,762         84,881
              Write-off of investment                               44,000             --
              Deferred compensation                                 14,583        100,417
              Deferred rent                                          2,653          5,383
              Issuance of common stock for services rendered            --          9,375
              Deferred interest expense                                 --          9,377
     Change in operating assets and liabilities:
              Accounts receivable, net                              81,879        (87,256)
              Other current assets                                (331,149)       (12,560)
              Prepaid and other assets                             (20,926)       (52,563)
              Deferred revenue                                     741,101        397,286
              Accounts payable                                      70,034         22,468
              Accrued expenses                                      11,852        (11,876)
                                                               -----------    -----------
                  Total adjustments                                920,527        678,967
                                                               -----------    -----------

Net cash provided by (used in) operating activities                301,802       (130,368)
                                                               -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                            (48,477)       (71,863)
                                                               -----------    -----------

Net cash used in investing activities                              (48,477)       (71,863)
                                                               -----------    -----------

Cash flows from financing activities:
     Payments on promissory notes                                 (142,568)            --
     Payments on capital lease obligation                           (5,258)        (4,457)
                                                               -----------    -----------

Net cash used in financing activities                             (147,826)        (4,457)
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents               105,499       (206,688)
Cash and cash equivalents at beginning of year                   1,215,197      1,421,885
                                                               -----------    -----------

Cash and cash equivalents at end of year                       $ 1,320,696    $ 1,215,197
                                                               ===========    ===========


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest                                              $    48,963    $     2,622
                                                               ===========    ===========

         Income taxes                                          $     3,068    $     4,511
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the "Company") provides a totally interactive business-to-business Internet-based service designed specifically for corporate credit professionals. In addition, the Company is a re-distributor of international credit reports in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments. Assets under capital leases are amortized on the straight-line method over their primary term. Estimated useful lives are generally as follows: fixtures and equipment--3 to 6 years; and capitalized leases--5 years.

Goodwill

Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is being amortized over 20 years using the straight-line method. The carrying value of goodwill is evaluated periodically for impairment. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable. Accumulated amortization at December 31, 2001 and 2000 was $333,688 and $219,281, respectively. Amortization expense was $114,407 and $114,407 for the years ended December 31, 2001 and 2000, respectively. If the Company identifies a permanent impairment such that the carrying amount of the Company's enterprise level goodwill is not recoverable using the sum of an undiscounted cash flow projection, a new cost basis for the

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


impaired asset will be established. This new cost basis will be net of any recorded impairment. As of December 31, 2001, management believes no impairment of goodwill has occurred.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash projections. As of December 31, 2001, management believes no impairment of long-lived assets has occurred.

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

Revenue from international credit report contracts is recognized as information is delivered and products and services are used by its customers. Amounts billed for subscriptions are credited to deferred revenue and reflected in operating revenues as used over the subscription term, which is generally one year.

Income (Loss) Per Share

Income (loss) per share is computed under the provisions of SFAS No. 128, Earnings Per Share. Amounts reported as income (loss) per share for each of the two years in the period ended December 31, 2001 reflect the income (loss) available to stockholders for the year divided by the weighted average of common shares outstanding during the period (Note 10).

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


Stock Option Plans

The Company has elected to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and provide the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for its stock option plans in accordance with the provisions of APB No. 25 and related interpretations. Accordingly, compensation expense for employees and directors would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

Comprehensive Income

The Company adheres to the provisions of SFAS No. 130, Reporting Comprehensive Income. This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2001 and 2000, there were no items that gave rise to comprehensive income.

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

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


customers. The Company currently believes it operates in one segment.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002. The Company is currently assessing the impact that implementing these standards will have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company adopted this statement for its fiscal year beginning January 1, 2002, and does not anticipate that it will have a material impact on its consolidated financial results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 3 - INCOME TAXES

The Company has generated net operating loss ("NOL") carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2001, the Company had Federal NOL carryforwards of approximately $8,136,000, which expire through 2020. In 2001 and 2000, because the Company cannot be certain of future utilization of the NOL deduction, the Company has recorded a full valuation allowance for the related deferred tax asset.

As of December 31, 2001 and 2000, the Company has a deferred tax asset of $3,113,000 and $3,456,000, respectively, primarily generated from the treatment of net operating loss carryforwards and deferred compensation. No deferred tax benefit has been recorded and a full valuation allowance has been charged against the related deferred tax assets because the Company cannot be certain of future utilization of the deferred tax assets.

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


NOTE 4 - WRITE-OFF OF INVESTMENT

During 2000, the Company invested $44,000 in a limited liability company whose other shareholders were affiliates of the National Association of Credit Management ("NACM"). Due to operating losses experienced by this company, the shareholders voted to dissolve and liquidate the company as of September 30, 2001. CRM does not anticipate receiving any proceeds from the dissolution of this company nor is it obligated to pay any of the liabilities of this entity. Accordingly, the Company has taken a charge for the write-off of this investment in the third quarter of 2001.

NOTE 5 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2001, 767,350 shares of the Company's authorized common stock were reserved for issuance under stock option plans. An additional 10,000 shares of the Company's common stock were reserved for issuance under warrants granted in connection with the Company's private placement. The warrants are exercisable at $2.50 per share beginning in January 2002 and expire in 2005.

Preferred Stock

The Company's Articles of Incorporation provides that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares to preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2001, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

The Company has three stock option plans: the 1998 Long-Term Incentive Plan, the 1992 Incentive Stock Option Plan, and the 1985 SAR and Non-Qualified Stock Option Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be awarded under this plan is 1,500,000

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


shares of common stock. At December 31, 2001, there were options outstanding for 615,100 shares of common stock under this plan.

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

The Company's 1992 Incentive Stock Option Plan authorizes the grant of incentive stock options to employees of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be issued or transferred pursuant to options granted under the Incentive Stock Option Plan, as amended, is 150,000 shares of common stock. At December 31, 2001, there were 150,000 options outstanding for shares of common stock under this plan, none of which were then currently exercisable. 75,000 became exercisable on January 19, 2002. The remaining 75,000 options became exercisable on this date subject to the Company attaining certain specified gross revenue and pre-tax margin objectives, unless such objectives are modified in the sole discretion by the Board of Directors. No modifications to these criteria have been made. These options expire on August 25, 2003. No option may be exercised unless the holder is then an employee of the Company, provided that such exercise may be made for no more than three months following termination of employment or one year after death while being employed. No options may be granted under this plan after June 12, 2002.

The Company's 1985 SAR and Non-Qualified Stock Option Plan authorizes the grant of stock incentives in the form of stock options and stock appreciation rights to key service personnel of the Company. The total number of the Company's shares that may be issued or transferred pursuant to stock incentives granted under the plan, as amended, is 62,500 shares of common stock. No stock incentives may be granted under this Plan after September 20, 1995. At December 31, 2001, there were options outstanding for 2,250 shares of common stock under this plan.

There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 2001 and 2000, nor are there any stock appreciation rights outstanding at December 31, 2001 and 2000.

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


Transactions with respect to the Company's stock option plans for the years ended December 31, 2001 and 2000 are as follows:

                                                        Weighted
                                                         Average
                                          Number        Exercise
                                         of Shares       Price
                                         ---------       -----

Outstanding at December 31, 1999          974,050       $ 1.3249
     Granted                              105,600         3.9589
     Forfeited                            (97,100)        1.0624
                                         --------

Outstanding at December 31, 2000          982,550       $ 1.6339
     Granted                              185,600         1.0088
     Forfeited                           (400,800)        2.5179
                                         --------

Outstanding at December 31, 2001          767,350       $ 1.0210
                                         ========       ========

As of December 31, 2001, there were 884,900 shares of common stock reserved for the granting of additional options.

The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

                                          Options Outstanding                       Options Exercisable
                                          -------------------                       -------------------
                                                Weighted
                                                 Average
                                                Remaining         Weighted                        Weighted
                                               Contractual         Average                         Average
      Range of                Number              Life            Exercise          Number        Exercise
   Exercise Prices          Outstanding        (in years)           Price         Exercisable       Price
   ---------------          -----------        ----------           -----         -----------       -----

$ 0.0001 - $ 1.7500            639,600             5.92           $0.2943           1,000            $0.1020
$ 2.1875 - $ 4.5000            100,750             8.18           $3.6158           1,250            $2.1875
$ 6.0000 - $10.1250             27,000             7.30           $8.5532              --                 --
                               -------             ----           -------           -----         ----------

                               767,350             6.27           $1.0210           2,250            $1.2606
                               =======                                              =====

The weighted average fair value at date of grant for options granted during 2001 and 2000 was $0.38 and $1.78 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                        Years ended December 31,
                                                        ------------------------
                 Assumption                              2001             2000
                 ----------                              ----             ----

Risk-free interest rate                                  5.13%            5.86%
Dividend yield                                           0.00%            0.00%
Volatility factor                                        2.37             1.23
Weighted-average expected life of the option (years)       9                9

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies APB Opinion No. 25 and related interpretations in accounting for its option plan pursuant to SFAS No.
123. Accordingly, no compensation cost has been recognized for the stock options granted in the prior two years. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company's pro forma net loss and net loss per share would have been as follows:

                                                2001                2000
                                                ----                ----

Net loss
     As reported                            $ (618,725)        $ (809,335)
     Pro forma                              $ (717,666)        $ (900,447)
Net loss per share - basic and diluted
     As reported                            $  (0.12)          $    (0.15)
     Pro forma                              $  (0.13)          $    (0.17)


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                 2001          2000
                                                 ----          ----

Computer equipment and software              $  419,881    $  373,407
Furniture and fixtures                           54,322        52,319
Capitalized lease                                29,030        29,030
                                             ----------    ----------
                                                503,233       454,756
Accumulated depreciation and amortization      (270,730)     (161,399)
                                             ----------    ----------

                                             $  232,503    $  293,357
                                             ==========    ==========


NOTE 7 - PROMISSORY NOTES

In July 2001, the Company entered into a Note Consolidation Agreement with Market Guide Inc. ("MGI"), which consolidated the two notes issued by CRM in January 1999, as part of the purchase of the assets of MGI's CreditRisk Monitor credit information service, into a new secured note with a face value of $1,093,654. The new note bears interest at the rate of 8.5% per annum from July 1, 2001 and is payable in 60 equal monthly installments of principal and interest of $22,438 each, commencing July 31, 2001. In accordance with the terms

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


of Emerging Issues Task Force ("EITF") Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, this transaction is not considered to result in a substantially different debt instrument and as such no gain or loss was recognized on this transaction. Accordingly, the Company was required to discount the new note to yield an effective interest rate of 9.98% based on the carrying value of the old debt instrument.

The new note is secured by the assets purchased and substantially all other assets of the Company and does not contain any covenants.

If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on this note, it would be in default under the terms thereof, which would permit the holders of the note to accelerate the maturity of such indebtedness. Such a default could have a material adverse effect on Company's business, prospects, financial condition and results of operations.

The principal maturities on this note subsequent to December 31, 2001 are as follows:

Year Ending
December 31,                            Amount
------------                            ------

2002                                  $ 180,258
2003                                    199,094
2004                                    219,898
2005                                    242,876
2006                                    130,770
                                      ---------
                                        972,896
Less current portion                    180,258
                                      ---------

                                      $ 792,638
                                      =========


NOTE 8 - DEFERRED COMPENSATION

Beginning January 20, 1999, the Company is compensating its President and Chief Executive Officer at the rate of $150,000 per annum, of which $25,000 and $90,000 were deferred in 2001 and 2000, respectively. This deferral is until such time as the Company achieves cash flow breakeven or until the revised promissory note issued in connection with the Company's acquisition of the assets of CRM from MGI (see Note 7) has been paid in full, whichever occurs sooner. The full amount of his compensation, including the deferred amount, is reflected in the Company's financial statements.


NOTE 9 - LEASE COMMITMENTS

The Company's operations are conducted from a leased facility, which is under an operating lease that expires in approximately three years.

                           CREDITRISKMONITOR.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


The Company also leases certain equipment under operating leases that expire over the next three years. Rental expenses under operating leases were $104,071 and $103,905 for the years ended December 31, 2001 and 2000, respectively.

The Company acquired telephone and office equipment under a capital lease that expires in 2004 and has an implicit interest rate of approximately 10%. This lease contains a purchase option at the end of the original lease term.

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2001, are as follows:

                                                      Capital Lease    Operating
                                                       Obligation       Leases
                                                       ----------       ------

2002                                                   $  7,632       $ 103,919
2003                                                      7,632         106,814
2004                                                      6,360          98,714
                                                       --------       ---------

Total minimum lease payments                             21,624       $ 309,447
Less amounts representing interest                        3,157       =========
                                                       --------

                                                         18,467
Less current portion of capitalized lease obligation      5,868
                                                       --------

Long-term capitalized lease obligation                 $ 12,599
                                                       ========


NOTE 10 - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                       2001            2000
                                                       ----            ----

Net loss                                           $  (618,725)    $  (809,335)
                                                   ===========     ===========

Basic average common shares outstanding              5,344,129       5,344,129
                                                   ===========     ===========

Net loss per share - basic and diluted             $    (0.12)     $     (0.15)
                                                   ==========      ============

The effect of all potentially dilutive securities (i.e., options and warrants) is anti-dilutive for 2001 and 2000. Accordingly, basic and diluted loss per share are the same for those years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CREDITRISKMONITOR.COM, INC.
                                  (REGISTRANT)


Date: March 28, 2002                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2002                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer


Date: March 28, 2002                By: /s/ Lawrence Fensterstock
                                            Lawrence Fensterstock
                                            Chief Financial Officer


Date: March 28, 2002                By: /s/ Richard J. James
                                            Richard J. James
                                            Director


Date: March 28, 2002                By: /s/ Leslie Charm
                                            Leslie Charm
                                            Director