Form 10QSB
period 2002-03-31
CREDITRISKMONITOR COM INC
filed 2002-05-15
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended: March 31, 2002

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ______ to ______

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X|  No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes |_|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

      Common stock $.01 par value -- 5,419,129 shares outstanding as of April 30, 2002.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                           CREDITRISKMONITOR.COM, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

          Balance Sheets - March 31, 2002 (Unaudited) and
          December 31, 2001 (Audited)..........................................2

          Statements of Operations for the Three Months Ended
          March 31, 2002 and 2001 (Unaudited)..................................3

          Statements of Cash Flows for the Three Months Ended
          March 31, 2002 and 2001 (Unaudited)..................................4

          Condensed Notes to Financial Statements..............................5

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................7


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................10

      Item 6. Exhibits and Reports on Form 8-K................................10


SIGNATURES....................................................................11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CREDITRISKMONITOR.COM, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                         March 31,        Dec. 31,
                                                           2002            2001
                                                        (Unaudited)      (Audited)
                                                       ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                         $  1,451,932    $  1,320,696
     Accounts receivable, net of allowance                  445,912         580,425
     Other current assets                                   330,099         359,507
                                                       ------------    ------------

         Total current assets                             2,227,943       2,260,628

Property and equipment, net                                 221,496         232,503
Goodwill, net                                             1,954,460       1,954,460
Prepaid and other assets                                     56,566          50,564
                                                       ------------    ------------

         Total assets                                  $  4,460,465    $  4,498,155
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                  $  2,421,047    $  2,401,532
     Accounts payable                                       152,418         115,890
     Accrued expenses                                       112,188          97,342
     Current portion of long-term debt                      184,793         180,258
     Current portion of capitalized lease obligation          6,032           5,868
                                                       ------------    ------------

         Total current liabilities                        2,876,478       2,800,890
                                                       ------------    ------------

Long-term debt, net of current portion:
     Promissory note                                        744,704         792,638
     Capitalized lease obligation                            11,028          12,599
                                                       ------------    ------------
                                                            755,732         805,237
Deferred rent payable                                         8,524           8,503
Deferred compensation                                       207,500         201,250
                                                       ------------    ------------

         Total liabilities                                3,848,234       3,815,880
                                                       ------------    ------------

Stockholders' equity:
     Common stock                                            53,441          53,441
     Additional paid-in capital                          27,201,912      27,201,912
     Accumulated deficit                                (26,643,122)    (26,573,078)
                                                       ------------    ------------

         Total stockholders' equity                         612,231         682,275
                                                       ------------    ------------

         Total liabilities and stockholders' equity    $  4,460,465    $  4,498,155
                                                       ============    ============

            See accompanying condensed notes to financial statements.

                           CREDITRISKMONITOR.COM, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                            2002          2001
                                                        -----------    -----------
Operating revenues                                      $   786,134    $   727,203

Operating expenses:
     Data and product costs                                 361,907        288,607
     Selling, general and administrative expenses           446,743        585,631
     Depreciation and amortization                           26,464         54,718
                                                        -----------    -----------

         Total operating expenses                           835,114        928,956
                                                        -----------    -----------

Loss from operations                                        (48,980)      (201,753)
Other income                                                  4,572         14,501
Interest expense                                            (24,416)       (24,828)
                                                        -----------    -----------

Loss before income taxes                                    (68,824)      (212,080)
Provision for state and local income taxes                    1,220          2,593
                                                        -----------    -----------

Net loss                                                $   (70,044)   $  (214,673)
                                                        ===========    ===========

Net loss per share of common stock:

     Basic and diluted                                  $     (0.01)   $     (0.04)
                                                        ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                    5,344,129      5,344,129
                                                        ===========    ===========

            See accompanying condensed notes to financial statements.

                           CREDITRISKMONITOR.COM, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                        2002          2001
                                                    -----------    -----------
Cash flows from operating activities:
     Net loss                                       $   (70,044)   $  (214,673)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Goodwill amortization                          --         28,602
              Depreciation                               26,464         26,116
              Amortization of debt discount                  --         22,540
              Deferred compensation                       6,250          2,083
              Deferred rent                                  21            721
     Changes in operating assets and liabilities:
         Accounts receivable                            134,513       (147,147)
         Other current assets                            29,408        (97,253)
         Prepaid and other assets                        (6,002)          (837)
         Deferred revenue                                19,515        478,672
         Accounts payable                                36,528         59,648
         Accrued expenses                                14,846         10,536
                                                    -----------    -----------

Net cash provided by operating activities               191,499        169,008
                                                    -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                           (15,457)       (18,354)
                                                    -----------    -----------

Net cash used in investing activities                   (15,457)       (18,354)
                                                    -----------    -----------

Cash flows from financing activities:
     Payments on promissory notes                       (43,399)        (3,644)
     Payments on capital lease obligation                (1,407)        (1,261)
                                                    -----------    -----------

Net cash used in financing activities                   (44,806)        (4,905)
                                                    -----------    -----------

Net increase in cash and cash equivalents               131,236        145,749
Cash and cash equivalents at beginning of
     period                                           1,320,696      1,215,197
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 1,451,932    $ 1,360,946
                                                    ===========    ===========

            See accompanying condensed notes to financial statements.

                           CREDITRISKMONITOR.COM, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001.

Results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

(2) Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective January 1, 2002. The Company will complete the impairment analysis for its $1.95 million of goodwill during the second quarter of 2002 and record an impairment adjustment at that time, if necessary. Effective January 1, 2002, the Company ceased amortizing goodwill. Proforma net loss and net loss per share for the three months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill, are as follows:

                                                         Three
                                                      Months Ended
                                                     March 31, 2001
                                                     --------------
      Reported net loss                                $ (214,673)
      Add: Goodwill amortization                           28,673
                                                       ----------
      Pro forma net loss                               $ (186,000)
                                                       ==========
      Reported net loss per share:
           Basic and diluted                           $    (0.04)

      Pro forma net loss per share:
           Basic and diluted                           $    (0.03)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this SFAS has not had a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2002, the Company had cash, cash equivalents and other liquid assets of $1.45 million compared to $1.32 million at December 31, 2001. The Company's working capital deficit at March 31, 2002 was approximately $649,000 compared to a working capital deficit of $540,000 at December 31, 2001. This decrement was due to (1) a $135,000 decrease in accounts receivable, (2) a $51,000 increase in accounts payable and accrued expenses, (3) a $20,000 increase in deferred revenue, (4) a $29,000 decrease in other current assets, and (5) a $5,000 increase in the current portion of long-term obligations, offset by a $131,000 increase in cash and cash equivalents. The Company has no bank lines of credit or other currently available credit sources.

      For the three months ended March 31, 2002, the Company reported a $131,000 increase in cash and cash equivalents compared to a $146,000 increase for the same period in the prior fiscal year. The current year's cash flow results include a $40,000 increase in debt servicing requirements from the comparable period last year. The Company expects to continue to be at least cash flow breakeven, after debt service, during 2002. Should this expectation not be realized, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months.

RESULTS OF OPERATIONS

                                                        3 Months Ended March 31,
                                                        ------------------------
                                                 2002                        2001
                                                 ----                        ----
                                                     % of Total                   % of Total
                                         Amount        Income         Amount        Income
                                       ---------     ----------     ---------     ----------
Operating revenues                     $ 786,134         100.00%    $ 727,203         100.00%

Operating expenses:
   Data and product costs                361,907          46.04%      288,607          39.69%
   Selling, general & administrative     446,743          56.83%      585,631          80.53%
   Depreciation and amortization          26,464           3.37%       54,718           7.52%
                                       ---------      ---------     ---------      ---------
     Total operating expenses            835,114         106.23%      928,956         127.74%
                                       ---------      ---------     ---------      ---------

Loss from operations                     (48,980)         -6.23%     (201,753)        -27.74%
Other income                               4,572           0.58%       14,501           1.99%
Interest expense                         (24,416)         -3.11%      (24,828)         -3.41%
                                       ---------      ---------     ---------      ---------

Loss before income taxes                 (68,824)         -8.75%     (212,080)        -29.16%
Income taxes                               1,220           0.16%        2,593           0.36%
                                       ---------      ---------     ---------      ---------

Net loss                               $ (70,044)         -8.91%    $(214,673)        -29.52%
                                       =========      =========     =========      =========

      Operating revenues increased 8% for the three months ended March 31, 2002. This increase was primarily due to an increase in the number of subscribers to the Company's subscription service offset by a reduction in the revenue received for the management of the former Graydon America credit reporting business.

      Data and product costs increased 25% for the first quarter of 2002 compared to the same period of fiscal 2001. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

      Selling, general and administrative expenses decreased 24% for the first quarter of fiscal 2002 compared to the same period of fiscal 2001. This decrease was primarily due to lower salary and related employee benefit costs as a result of personnel turnover during the past 12 months as well as a revamping of the Company's commission program.

      Depreciation and amortization decreased 52% for the first quarter of fiscal 2002 compared to the same period of fiscal 2001. This decrease is due to the adoption as of January 1, 2002 of SFAS No. 142. This statement eliminated the amortization of goodwill, which totaled $28,602 in the first quarter of fiscal 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock ("Fensterstock"), and a competitor, seeking injunctive relief, declaratory relief and monetary damages. The complaint alleged, inter alia, that Fensterstock, former Senior Vice President -- Sales Development of the Company, resigned on April 5, 2001 to join a competitor in violation of the terms of his Non-Competition, Proprietary Information and Inventions Agreement with the Company and in breach of his fiduciary duties to the Company, and further, that the competitor intentionally induced the breach of Fensterstock's Agreement with the Company. On April 23, 2001, the Court issued a temporary restraining order against Fensterstock and the competitor. Thereafter, the parties entered into a Settlement Agreement pursuant to which Fensterstock and the competitor were and continue to be restricted from engaging in certain activities and Fensterstock agreed not to work for the competitor through various stipulated dates. The settlement was approved and so ordered by the Court in July 2001. Thereafter, the Company uncovered evidence that Fensterstock violated the settlement and Court order and commenced an action seeking contempt, monetary damages, punitive damages and injunctive relief against Fensterstock and the competitor for violations of the Settlement Agreement and the July 2001 court order. The Company has also requested discovery and a hearing and is seeking an extension of the non-compete and non-solicitation provisions of the prior Court order and Settlement Agreement. No discovery has taken place as of this date.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CREDITRISKMONITOR.COM, INC.
                                              (REGISTRANT)


Date: May 15, 2002                        By: /s/ Lawrence Fensterstock
                                              --------------------------
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer