Form 10QSB
period 2002-06-30
CREDITRISKMONITOR COM INC
filed 2002-08-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

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

      Common stock $.01 par value -- 5,419,129 shares outstanding as of July 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           CREDITRISKMONITOR.COM, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION - Not reviewed by independent public accountant

     Item 1. Financial Statements

         Balance Sheets - June 30, 2002 (Unaudited) and
         December 31, 2001 (Audited)..........................................2

         Statements of Operations for the Three Months Ended
         June 30, 2002 and 2001 (Unaudited)...................................3

         Statements of Operations for the Six Months Ended
         June 30, 2002 and 2001 (Unaudited)...................................4

         Statements of Cash Flows for the Six Months Ended
         June 30, 2002 and 2001 (Unaudited)...................................5

         Condensed Notes to Financial Statements..............................6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...............................................13

     Item 6. Exhibits and Reports on Form 8-K................................13

SIGNATURES...................................................................14

EXHIBITS

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CREDITRISKMONITOR.COM, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                           June 30,           Dec. 31,
                                                             2002               2001
                                                             ----               ----
                                                          (Unaudited)         (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                            $  1,329,485       $  1,320,696
     Accounts receivable, net of allowance                     334,795            580,425
     Other current assets                                      259,544            359,507
                                                          ------------       ------------

         Total current assets                                1,923,824          2,260,628

Property and equipment, net                                    211,954            232,503
Goodwill, net                                                1,954,460          1,954,460
Prepaid and other assets                                        64,939             50,564
                                                          ------------       ------------

         Total assets                                     $  4,155,177       $  4,498,155
                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                     $  2,216,427       $  2,401,532
     Accounts payable                                          155,105            115,890
     Accrued expenses                                          112,576             97,342
     Current portion of long-term debt                         204,394            180,258
     Current portion of capitalized lease obligation             9,894              5,868
                                                          ------------       ------------

         Total current liabilities                           2,698,396          2,800,890
                                                          ------------       ------------

Long-term debt, net of current portion:
     Promissory note                                           695,564            792,638
     Capitalized lease obligation                               19,106             12,599
                                                          ------------       ------------
                                                               714,670            805,237
Deferred rent payable                                            8,545              8,503
Deferred compensation                                          213,750            201,250
                                                          ------------       ------------

         Total liabilities                                   3,635,361          3,815,880
                                                          ------------       ------------

Stockholders' equity:
     Common stock                                               54,191             53,441
     Additional paid-in capital                             27,201,170         27,201,912
     Accumulated deficit                                   (26,735,545)       (26,573,078)
                                                          ------------       ------------

         Total stockholders' equity                            519,816            682,275
                                                          ------------       ------------

         Total liabilities and stockholders' equity       $  4,155,177       $  4,498,155
                                                          ============       ============

           See accompanying condensed notes to financial statements.

                           CREDITRISKMONITOR.COM, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                               2002             2001
                                                               ----             ----
Operating revenues                                         $   794,071       $   752,656

Operating expenses:
     Data and product costs                                    388,613           288,760
     Selling, general and administrative expenses              451,599           548,116
     Depreciation and amortization                              27,044            55,714
                                                           -----------       -----------

         Total operating expenses                              867,256           892,590
                                                           -----------       -----------

Loss from operations                                           (73,185)         (139,934)
Other income                                                     4,046            12,445
Interest expense                                               (23,285)          (26,883)
                                                           -----------       -----------

Loss before income taxes                                       (92,424)         (154,372)
Provision for state and local income taxes                          --               468
                                                           -----------       -----------

Net loss                                                   $   (92,424)      $  (154,840)
                                                           ===========       ===========

Net loss per share of common stock:

     Basic and diluted                                     $     (0.02)      $     (0.03)
                                                           ===========       ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                       5,419,129         5,344,129
                                                           ===========       ===========

           See accompanying condensed notes to financial statements.

                           CREDITRISKMONITOR.COM, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                              2002              2001
                                                              ----              ----
Operating revenues                                         $ 1,580,205       $ 1,479,859

Operating expenses:
     Data and product costs                                    750,520           577,367
     Selling, general and administrative expenses              898,342         1,133,747
     Depreciation and amortization                              53,508           110,431
                                                           -----------       -----------

         Total operating expenses                            1,702,370         1,821,545
                                                           -----------       -----------

Loss from operations                                          (122,165)         (341,686)
Other income                                                     8,618            26,946
Interest expense                                               (47,700)          (51,708)
                                                           -----------       -----------

Loss before income taxes                                      (161,247)         (366,448)
Provision for state and local income taxes                       1,220             3,061
                                                           -----------       -----------

Net loss                                                   $  (162,467)      $  (369,509)
                                                           ===========       ===========

Net loss per share of common stock:

     Basic and diluted                                     $     (0.03)      $     (0.07)
                                                           ===========       ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                       5,381,629         5,344,129
                                                           ===========       ===========

           See accompanying condensed notes to financial statements.

                           CREDITRISKMONITOR.COM, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                           2002              2001
                                                           ----              ----
Cash flows from operating activities:
     Net loss                                          $  (162,467)      $  (369,509)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Goodwill amortization                             --            57,204
              Depreciation                                  53,508            53,227
              Amortization of debt discount                     --            45,634
              Deferred compensation                         12,500            14,583
              Deferred rent                                     42             1,443
     Changes in operating assets and liabilities:
         Accounts receivable                               245,630           (34,808)
         Other current assets                               99,963          (149,129)
         Prepaid and other assets                          (14,375)            1,143
         Deferred revenue                                 (185,105)          513,196
         Accounts payable                                   39,215            73,759
         Accrued expenses                                   15,234             5,603
                                                       -----------       -----------

Net cash provided by operating activities                  104,145           212,346
                                                       -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                    (32,959)          (25,908)
                                                       -----------       -----------

Net cash used in investing activities                      (32,959)          (25,908)
                                                       -----------       -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                     8                --
     Payments on promissory notes                          (72,938)          (21,811)
     Proceeds from (payments on) capital lease
         obligations, net                                   10,533            (3,002)
                                                       -----------       -----------

Net cash used in financing activities                      (62,397)          (24,813)
                                                       -----------       -----------

Net increase in cash and cash equivalents                    8,789           161,625
Cash and cash equivalents at beginning of
     period                                              1,320,696         1,215,197
                                                       -----------       -----------

Cash and cash equivalents at end of period             $ 1,329,485       $ 1,376,822
                                                       ===========       ===========

           See accompanying condensed notes to financial statements.

                           CREDITRISKMONITOR.COM, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and its cash flows for the six-month periods ended June 30, 2002 and 2001.

Results of operations for the six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

(2) Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective January 1, 2002. Effective January 1, 2002, the Company ceased amortizing goodwill. As of June 30, 2002, the Company has completed the transitional testing of its intangible assets, including goodwill. The Company did not identify any impairment of its outstanding goodwill. Proforma net loss and net loss per share for the three and six months ended June 30, 2001, adjusted to eliminate historical amortization of goodwill, are as follows:

                                                   Three             Six
                                               Months Ended      Months Ended
                                               June 30, 2001     June 30, 2001
                                               -------------     -------------

      Reported net loss                          $(154,840)        $(369,509)
      Add: Goodwill amortization                    28,602            57,204
                                                 ---------         ---------
      Pro forma net loss                         $(126,238)        $(312,305)
                                                 =========         =========

      Reported net loss per share:
           Basic and diluted                     $   (0.03)        $   (0.07)

      Pro forma net loss per share:
           Basic and diluted                     $   (0.02)        $   (0.06)

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of the provisions of SFAS No. 145 to have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this statement such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002, the Company had cash, cash equivalents and other liquid assets of $1.33 million compared to $1.32 million at December 31, 2001. The Company's working capital deficit at June 30, 2002 was approximately $775,000 compared to a working capital deficit of $540,000 at December 31, 2001. This decrement was due to (1) a $246,000 decrease in accounts receivable, (2) a $55,000 increase in accounts payable and accrued expenses, (3) a $185,000 decrease in deferred revenue, (4) a $100,000 decrease in other current assets, and (5) a $28,000 increase in the current portion of long-term obligations, offset by a $9,000 increase in cash and cash equivalents. The Company has no bank lines of credit or other currently available credit sources.

      For the six months ended June 30, 2002, the Company reported a $9,000 increase in cash and cash equivalents compared to a $162,000 increase for the same period in the prior fiscal year. The current year's cash flow results include a $51,000 increase in debt servicing requirements from the comparable period last year.

      The Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months. However, certain external factors such as unfavorable economic conditions and competition could have a significant impact on cash generated from operations. If existing cash is insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity or debt securities. The Company has not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to it, if at all.

RESULTS OF OPERATIONS

                                                        3 Months Ended June 30,
                                                        -----------------------
                                                  2002                         2001
                                                  ----                         ----
                                                        % of Total                   % of Total
                                           Amount         Income        Amount         Income
                                          ---------     ----------     ---------     ----------
Operating revenues                        $ 794,071       100.00%      $ 752,656       100.00%

Operating expenses:
   Data and product costs                   388,613        48.94%        288,760        38.37%
   Selling, general & administrative        451,599        56.87%        548,116        72.82%
   Depreciation and amortization             27,044         3.41%         55,714         7.40%
                                          ---------       ------       ---------       ------
     Total operating expenses               867,256       109.22%        892,590       118.59%
                                          ---------       ------       ---------       ------

Loss from operations                        (73,185)       -9.22%       (139,934)      -18.59%
Other income                                  4,046         0.51%         12,445         1.65%
Interest expense                            (23,285)       -2.93%        (26,883)       -3.57%
                                          ---------       ------       ---------       ------

Loss before income taxes                    (92,424)      -11.64%       (154,372)      -20.51%
Income taxes                                     --           --%            468         0.06%
                                          ---------       ------       ---------       ------

Net loss                                  $ (92,424)      -11.64%      $(154,840)      -20.57%
                                          =========       ======       =========       ======

      Operating revenues increased 6% for the three months ended June 30, 2002. This increase was primarily due to an increase in the number of subscribers to the Company's subscription service offset by a reduction in the revenue received for the management of the former Graydon America credit reporting business.

      Data and product costs increased 35% for the second quarter of 2002 compared to the same period of fiscal 2001. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

      Selling, general and administrative expenses decreased 18% for the second quarter of fiscal 2002 compared to the same period of fiscal 2001. This decrease was primarily due to lower salary and related employee benefit costs, as a result of personnel turnover during the past 12 months as well as a revamping of the Company's commission program, and a decrease in legal fees incurred in connection with the Company's legal proceeding (see Part II, Item 1).

      Depreciation and amortization decreased 51% for the second quarter of fiscal 2002 compared to the same period of fiscal 2001. This decrease is due to the adoption as of January 1, 2002 of SFAS No. 142. This statement eliminated the amortization of goodwill, which totaled $28,602 in the second quarter of fiscal 2001.

      Other income decreased 67% for second quarter of fiscal 2002 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the current quarter compared to the same period last year.

      Interest expense decreased 13% for the second quarter of fiscal 2002 compared to the same period of fiscal 2001. This decrease was due to the Company starting to service its indebtedness to MGI in July 2001.

      The Company incurred a net loss of $92,000 and $155,000 for the three months ended June 30, 2002 and 2001, respectively.

                                                          6 Months Ended June 30,
                                                          -----------------------
                                                   2002                            2001
                                                   ----                            ----
                                                          % of Total                     % of Total
                                             Amount         Income         Amount          Income
                                          -----------     ----------     -----------     ----------
Operating revenues                        $ 1,580,205       100.00%      $ 1,479,859       100.00%

Operating expenses:
   Data and product costs                     750,520        47.50%          577,367        39.02%
   Selling, general & administrative          898,342        56.85%        1,133,747        76.61%
   Depreciation and amortization               53,508         3.39%          110,431         7.46%
                                          -----------       ------       -----------       ------
     Total operating expenses               1,702,370       107.73%        1,821,545       123.09%
                                          -----------       ------       -----------       ------

Loss from operations                         (122,165)       -7.73%         (341,686)      -23.09%
Other income                                    8,618         0.55%           26,946         1.82%
Interest expense                              (47,700)       -3.02%          (51,708)      -3.49%
                                          -----------       ------       -----------       ------

Loss before income taxes                     (161,247)      -10.20%         (366,448)      -24.76%
Income taxes                                    1,220         0.08%            3,061         0.21%
                                          -----------       ------       -----------       ------

Net loss                                  $  (162,467)      -10.28%      $  (369,509)      -24.97%
                                          ===========       ======       ===========       ======

      Operating revenues increased 7% for the six months ended June 30, 2002 compared to the same period of fiscal 2001. This increase was primarily due to an increase in the number of subscribers to the Company's credit reporting services offset by a reduction in the revenue received for the management of the former Graydon America credit reporting business.

      Data and product costs increased 30% for the first six months of 2002 compared to the same period of fiscal 2001. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

      Selling, general and administrative expenses decreased 21% for the first six months of fiscal 2002 compared to the same period of fiscal 2001. This decrease was primarily due to: (1) lower salary and related employee benefit costs, as a result of personnel turnover during the past 12 months as well as a revamping of the Company's commission program, (2) a decrease in legal fees incurred in connection with the Company's legal proceeding (see Part II, Item
1), and (3) lower marketing expenses incurred in fiscal 2002.

      Depreciation and amortization decreased 52% for the first six months of fiscal 2002 compared to the same period of fiscal 2001. This decrease is due to the adoption as of January 1, 2002 of SFAS No. 142. This statement eliminated the amortization of goodwill, which totaled $57,204 for the first six months of fiscal 2001.

      Other income decreased 68% for six months ended June 30, 2002 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the 2002 period compared to the same period last year.

      Interest expense decreased 8% for the first six months of fiscal 2002 compared to the same period of fiscal 2001. This decrease was due to the Company starting to service its indebtedness to MGI in July 2001.

      The Company incurred a net loss of $162,000 and $370,000 for the six months ended June 30, 2002 and 2001, respectively.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

      The Company's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continually evaluates its estimates and judgments, the most critical of which are those related to revenue recognition, valuation of goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Eventual results may differ from these estimates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock ("Fensterstock"), and a competitor, seeking injunctive relief, declaratory relief and monetary damages. The complaint alleged, inter alia, that Fensterstock, former Senior Vice President -- Sales Development of the Company, resigned on April 5, 2001 to join a competitor in violation of the terms of his Non-Competition, Proprietary Information and Inventions Agreement with the Company and in breach of his fiduciary duties to the Company, and further, that the competitor intentionally induced the breach of Fensterstock's Agreement with the Company. On April 23, 2001, the Court issued a temporary restraining order against Fensterstock and the competitor. Thereafter, the parties entered into a Settlement Agreement pursuant to which Fensterstock and the competitor were and continue to be restricted from engaging in certain activities and Fensterstock would not work for the competitor through various stipulated dates. The settlement was approved and so ordered by the Court in July 2001. Thereafter, the Company uncovered evidence that Fensterstock and the competitor violated the settlement and Court order and commenced an action seeking contempt, monetary damages, punitive damages and injunctive relief against Fensterstock and the competitor for violations of the Settlement Agreement and the July 2001 court order. The Company has also requested discovery and a hearing and is seeking an extension of the non-compete and non-solicitation provisions of the prior Court order and Settlement Agreement. By Order dated May 15, 2002, the Court granted the Company's request for discovery and a hearing. Pursuant to the Court's May 15th Order, the parties appeared for a preliminary conference on June 21, 2002 and the parties are now engaged in discovery. In the interim, Fensterstock and the competitor filed a Motion seeking to vacate the settlement and dismiss the instant action. The Company is opposing this Motion.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CREDITRISKMONITOR.COM, INC.
                                                    (REGISTRANT)

Date: August 14, 2002                          By: /s/ Lawrence Fensterstock
                                                       Lawrence Fensterstock
                                                       Chief Financial Officer