Form 10QSB
period 2002-09-30
CREDITRISKMONITOR COM INC
filed 2002-11-13
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________

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

Common stock $.01 par value -- 5,419,129 shares outstanding as of October 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           CREDITRISKMONITOR.COM, INC.
                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2002 (Unaudited)
         and December 31, 2001 (Audited).......................................2

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 2002 and 2001 (Unaudited).........................3

         Consolidated Statements of Operations for the Nine Months
         Ended September 30, 2002 and 2001 (Unaudited).........................4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2002 and 2001 (Unaudited).........................5

         Condensed Notes to Consolidated Financial Statements..................6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

     Item 3. Controls and Procedures..........................................12

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................13

     Item 6. Exhibits and Reports on Form 8-K.................................13

SIGNATURES....................................................................14

CERTIFICATIONS................................................................15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CREDITRISKMONITOR.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                                        Sept. 30,        Dec. 31,
                                                           2002            2001
                                                           ----            ----
                                                       (Unaudited)       (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                         $  1,252,615    $  1,320,696
     Accounts receivable, net of allowance                  248,966         580,425
     Other current assets                                   183,648         359,507
                                                       ------------    ------------

         Total current assets                             1,685,229       2,260,628

Property and equipment, net                                 185,922         232,503
Goodwill, net                                             1,954,460       1,954,460
Prepaid and other assets                                     35,290          50,564
                                                       ------------    ------------

         Total assets                                  $  3,860,901    $  4,498,155
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                  $  2,059,190    $  2,401,532
     Accounts payable                                       121,271         115,890
     Accrued expenses                                        88,344          97,342
     Current portion of long-term debt                      209,538         180,258
     Current portion of capitalized lease obligation          9,940           5,868
                                                       ------------    ------------

         Total current liabilities                        2,488,283       2,800,890
                                                       ------------    ------------

Long-term debt, net of current portion:
     Promissory note                                        645,187         792,638
     Capitalized lease obligation                            16,415          12,599
                                                       ------------    ------------
                                                            661,602         805,237
Deferred rent payable                                         8,566           8,503
Deferred compensation                                       220,000         201,250
                                                       ------------    ------------

         Total liabilities                                3,378,451       3,815,880
                                                       ------------    ------------

Stockholders' equity:
     Common stock                                            54,191          53,441
     Additional paid-in capital                          27,201,170      27,201,912
     Accumulated deficit                                (26,772,911)    (26,573,078)
                                                       ------------    ------------

         Total stockholders' equity                         482,450         682,275
                                                       ------------    ------------

         Total liabilities and stockholders' equity    $  3,860,901    $  4,498,155
                                                       ============    ============

See accompanying condensed notes to consolidated financial statements.

                           CREDITRISKMONITOR.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                           2002             2001
                                                           ----             ----
Operating revenues                                      $   743,614    $   732,869

Operating expenses:
     Data and product costs                                 357,638        320,615
     Selling, general and administrative expenses           380,064        451,642
     Depreciation and amortization                           26,569         56,293
                                                        -----------    -----------

         Total operating expenses                           764,271        828,550
                                                        -----------    -----------

Loss from operations                                        (20,657)       (95,681)
Other income                                                  6,197          9,071
Interest expense                                            (22,907)       (26,404)
Write-off of investment                                          --        (44,000)
                                                        -----------    -----------

Loss before income taxes                                    (37,367)      (157,014)
Provision for state and local income taxes                       --             --
                                                        -----------    -----------

Net loss                                                $   (37,367)   $  (157,014)
                                                        ===========    ===========

Net loss per share of common stock:

     Basic and diluted                                  $     (0.01)   $     (0.03)
                                                        ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                    5,419,129      5,344,129
                                                        ===========    ===========

See accompanying condensed notes to consolidated financial statements.

                           CREDITRISKMONITOR.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                            2002           2001
                                                            ----           ----
Operating revenues                                      $ 2,323,819    $ 2,212,727

Operating expenses:
     Data and product costs                               1,108,157        897,982
     Selling, general and administrative expenses         1,278,405      1,585,389
     Depreciation and amortization                           80,077        166,724
                                                        -----------    -----------

         Total operating expenses                         2,466,639      2,650,095
                                                        -----------    -----------

Loss from operations                                       (142,820)      (437,368)
Other income                                                 14,815         36,017
Interest expense                                            (70,608)       (78,116)
Write-off of investment                                          --        (44,000)
                                                        -----------    -----------

Loss before income taxes                                   (198,613)      (523,467)
Provision for state and local income taxes                    1,220          3,061
                                                        -----------    -----------

Net loss                                                $  (199,833)   $  (526,528)
                                                        ===========    ===========

Net loss per share of common stock:

     Basic and diluted                                  $     (0.04)   $     (0.10)
                                                        ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                    5,394,129      5,344,129
                                                        ===========    ===========

See accompanying condensed notes to consolidated financial statements.

                           CREDITRISKMONITOR.COM, INC.
                      CONSOLDIATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                        2002           2001
                                                        ----           ----

Cash flows from operating activities:
     Net loss                                       $  (199,833)   $  (526,528)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Goodwill amortization                          --         85,806
              Depreciation                               80,077         80,918
              Amortization of debt discount                  --         82,762
              Write-off of investment                        --         44,000
              Deferred compensation                      18,750         20,833
              Deferred rent                                  63          2,165
     Changes in operating assets and liabilities:
         Accounts receivable                            331,459        (55,372)
         Other current assets                           175,859       (198,632)
         Prepaid and other assets                        15,274          6,212
         Deferred revenue                              (342,342)       586,107
         Accounts payable                                 5,381         82,287
         Accrued expenses                                (8,998)        10,113
                                                    -----------    -----------

Net cash provided by operating activities                75,690        220,671
                                                    -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                 (33,496)       (45,945)
                                                    -----------    -----------

Net cash used in investing activities                   (33,496)       (45,945)
                                                    -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                  8             --
     Payments on promissory notes                      (118,171)      (100,234)
     Proceeds from (payments on) capital lease
         obligations, net                                 7,888         (3,889)
                                                    -----------    -----------

Net cash used in financing activities                  (110,275)      (104,123)
                                                    -----------    -----------

Net increase (decrease) in cash and cash
     equivalents                                        (68,081)        70,603
Cash and cash equivalents at beginning of
     period                                           1,320,696      1,215,197
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 1,252,615    $ 1,285,800
                                                    ===========    ===========

See accompanying condensed notes to consolidated financial statements.

                           CREDITRISKMONITOR.COM, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations and its cash flows for the nine-month periods ended September 30, 2002 and 2001.

Results of operations for the nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

The Company incorporated a new subsidiary during 2002, which has been inactive to date.

(2) Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective January 1, 2002. Effective January 1, 2002, the Company ceased amortizing goodwill. The Company has completed the transitional testing of its intangible assets, including goodwill. The Company did not identify any impairment of its outstanding goodwill. Proforma net loss and net loss per share for the three and nine months ended September 30, 2001, adjusted to eliminate historical amortization of goodwill, are as follows:

                                                   Three               Nine
                                                Months Ended       Months Ended
                                               Sept. 30, 2001     Sept. 30, 2001
                                               --------------     --------------

Reported net loss                                 $(157,014)        $(526,528)
Add: Goodwill amortization                           28,602            85,806
                                                  ---------         ---------
Pro forma net loss                                $(128,412)        $(440,722)
                                                  =========         =========

Reported net loss per share:
     Basic and diluted                            $   (0.03)        $   (0.10)

Pro forma net loss per share:
     Basic and diluted                            $   (0.02)        $   (0.08)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this SFAS has not had a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of the provisions of SFAS No. 145 to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this statement such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, the Company had cash, cash equivalents and other liquid assets of $1.25 million compared to $1.32 million at December 31, 2001. The Company's working capital deficit at September 30, 2002 was approximately $803,000 compared to a working capital deficit of $540,000 at December 31, 2001. This decrement was due to (1) a $331,000 decrease in accounts receivable, (2) a $4,000 decrease in accounts payable and accrued expenses, (3) a $342,000 decrease in deferred revenue, (4) a $176,000 decrease in other current assets,
(5) a $34,000 increase in the current portion of long-term obligations, and (6) a $68,000 decrease in cash and cash equivalents. The Company has no bank lines of credit or other currently available credit sources.

      For the nine months ended September 30, 2002, the Company reported a $68,000 decrease in cash and cash equivalents compared to a $71,000 increase for the same period in the prior fiscal year.

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

RESULTS OF OPERATIONS

                                                   3 Months Ended September,
                                                   -------------------------
                                                2002                      2001
                                                ----                      ----
                                                     % of Total               % of Total
                                         Amount        Income      Amount       Income
                                         ------        ------      ------       ------
Operating revenues                     $ 743,614       100.00%  $ 732,869       100.00%

Operating expenses:
Data and product costs                   357,638        48.09%    320,615        43.75%
   Selling, general & administrative     380,064        51.11%    451,642        61.63%
   Depreciation and amortization          26,569         3.57%     56,293         7.68%
                                       ---------    ---------   ---------    ---------
     Total operating expenses            764,271       102.78%    828,550       113.06%
                                       ---------    ---------   ---------    ---------

Loss from operations                     (20,657)       -2.78%    (95,681)      -13.06%
Other income                               6,197         0.83%      9,071         1.24%
Interest expense                         (22,907)       -3.08%    (26,404)       -3.60%
Write-off of investment                       --           --%    (44,000)       -6.00%
                                       ---------    ---------   ---------    ---------

Loss before income taxes                 (37,367)       -5.03%   (157,014)      -21.42%
Income taxes                                  --           --%         --           --%
                                       ---------    ---------   ---------    ---------

Net loss                               $ (37,367)       -5.03%  $(157,014)      -21.42%
                                       =========    =========   =========    =========

      Operating revenues increased 1% for the three months ended September 30, 2002. This increase was primarily due to an increase in the number of subscribers to the Company's subscription service offset by a reduction in the revenue received for the management of the former Graydon America credit reporting business.

      Data and product costs increased 12% for the third quarter of 2002 compared to the same period of fiscal 2001. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

      Selling, general and administrative expenses decreased 16% for the third quarter of fiscal 2002 compared to the same period of fiscal 2001. This decrease was primarily due to lower salary and related employee benefit costs, as a result of personnel turnover during the past 12 months as well as a revamping of the Company's commission program, a decrease in consulting fees and a decrease in legal fees incurred in connection with the Company's legal proceeding (see
Part II, Item 1).

      Depreciation and amortization decreased 53% for the third quarter of fiscal 2002 compared to the same period of fiscal 2001. This decrease is due to the adoption as of January 1, 2002 of SFAS No. 142. This statement eliminated the amortization of goodwill, which totaled over $28,600 in the third quarter of fiscal 2001.

      Other income decreased 32% for third quarter of fiscal 2002 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the current quarter compared to the same period last year.

      Interest expense decreased 13% for the third quarter of fiscal 2002 compared to the same period of fiscal 2001. This decrease was due to a lower outstanding promissory note balance as the Company started to service its indebtedness to MGI in July 2001.

      The Company incurred a net loss of $37,000 and $157,000 for the three months ended September 30, 2002 and 2001, respectively.

                                                     9 Months Ended September 30,
                                                     ----------------------------
                                                   2002                        2001
                                                   ----                        ----
                                                       % of Total                    % of Total
                                          Amount         Income         Amount         Income
                                          ------         ------         ------         ------
Operating revenues                     $ 2,323,819        100.00%    $ 2,212,727        100.00%

Operating expenses:
   Data and product costs                1,108,157         47.69%        897,982         40.58%
   Selling, general & administrative     1,278,405         55.01%      1,585,389         71.65%
   Depreciation and amortization            80,077          3.45%        166,724          7.53%
                                       -----------    ----------     -----------    ----------
     Total operating expenses            2,466,639        106.15%      2,650,095        119.77%
                                       -----------    ----------     -----------    ----------

Loss from operations                      (142,820)        -6.15%       (437,368)       -19.77%
Other income                                14,815          0.64%         36,017          1.63%
Interest expense                           (70,608)        -3.04%        (78,116)        -3.53%
Write-off of investment                         --            --%        (44,000)        -1.99%
                                       -----------    ----------     -----------    ----------

Loss before income taxes                  (198,613)        -8.55%       (523,467)       -23.66%
Income taxes                                 1,220          0.05%          3,061          0.14%
                                       -----------    ----------     -----------    ----------

Net loss                               $  (199,833)        -8.60%    $  (526,528)       -23.80%
                                       ===========    ==========     ===========    ==========

      Operating revenues increased 5% for the nine months ended September 30, 2002 compared to the same period of fiscal 2001. This increase was primarily due to an increase in the number of subscribers to the Company's credit reporting services offset by a reduction in the revenue received for the management of the former Graydon America credit reporting business.

         Data and product costs increased 23% for the first nine months of 2002 compared to the same period of fiscal 2001. This increase was primarily due to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in headcount as the Company added personnel to deliver its expanded product line.

         Selling, general and administrative expenses decreased 19% for the first nine months of fiscal 2002 compared to the same period of fiscal 2001. This decrease was primarily due to: (1) lower salary and related employee benefit costs, as a result of personnel turnover during the past 12 months as well as a revamping of the Company's commission program, (2) a decrease in professional fees, primarily legal fees incurred in connection with the Company's legal proceeding (see Part II, Item 1), and (3) lower marketing expenses incurred in fiscal 2002.

         Depreciation and amortization decreased 52% for the first nine months of fiscal 2002 compared to the same period of fiscal 2001. This decrease is due to the adoption as of January 1, 2002 of SFAS No. 142. This statement eliminated the amortization of goodwill, which totaled over $85,800 for the first nine months of fiscal 2001.

         Other income decreased 59% for nine months ended September 30, 2002 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the 2002 period compared to the same period last year.

         Interest expense decreased 10% for the first nine months of fiscal 2002 compared to the same period of fiscal 2001. This decrease was due to the Company starting to service its indebtedness to MGI in July 2001.

         The Company incurred a net loss of $200,000 and $527,000 for the nine months ended September 30, 2002 and 2001, respectively.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

         The Company's consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management continually evaluates its estimates and judgments, the most critical of which are those related to revenue recognition, valuation of goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Eventual results may differ from these estimates.

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

Item 3. Controls and Procedures

      Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock ("Fensterstock"), and a competitor, seeking injunctive relief, declaratory relief and monetary damages. The complaint alleged, inter alia, that Fensterstock, former Senior Vice President -- Sales Development of the Company, resigned on April 5, 2001 to join a competitor in violation of the terms of his Non-Competition, Proprietary Information and Inventions Agreement with the Company and in breach of his fiduciary duties to the Company, and further, that the competitor intentionally induced the breach of Fensterstock's Agreement with the Company. On April 23, 2001, the Court issued a temporary restraining order against Fensterstock and the competitor. Thereafter, the parties entered into a Settlement Agreement pursuant to which Fensterstock and the competitor would be restricted from engaging in certain activities and Fensterstock would not work for the competitor through various stipulated dates. The settlement was approved and so ordered by the Court in July 2001. Thereafter, the Company uncovered evidence that Fensterstock and the competitor violated the Settlement Agreement and the July 2001 Court order and commenced an action seeking contempt, monetary damages, punitive damages and injunctive relief against Fensterstock and the competitor for such violations. The Company has also requested discovery and a hearing and is seeking an extension of the non-compete and non-solicitation provisions of the prior Court order and Settlement Agreement. By Order dated May 15, 2002, the Court granted the Company's request for discovery and a hearing. The parties are now engaged in discovery. In the interim, Fensterstock and the competitor filed a Motion seeking to vacate the settlement and dismiss the instant action, which Motion was denied by the Court.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None.

(b)   Reports on Form 8-K

      A Current Report on Form 8-K, dated August 8, 2002, was filed on August 13, 2002, regarding the termination of Arthur Andersen LLP as the Company's independent public accountants.

      A Current Report on Form 8-K, dated September 13, 2002, was filed on September 20, 2002, regarding the engagement of BDO Seidman, LLP as the Company's independent public accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CREDITRISKMONITOR.COM, INC.
                                              (REGISTRANT)

Date: November 13, 2002                  By: /s/ Lawrence Fensterstock
                                                 Lawrence Fensterstock
                                                 Chief Financial Officer

                                  CERTIFICATION

I, Jerome S. Flum, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of CreditRiskMonitor.com, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002               By: /s/ Jerome S. Flum
                                              Jerome S. Flum
                                              Chief Executive Officer

                                  CERTIFICATION

I, Lawrence Fensterstock, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of CreditRiskMonitor.com, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002               By: /s/ Lawrence Fensterstock
                                      -------------------------------
                                              Lawrence Fensterstock
                                              Chief Financial Officer