Form 10KSB
period 2002-12-31
CREDITRISKMONITOR COM INC
filed 2003-03-31
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002
                                             -----------------

   | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from ___________ to ________

                          Commission File Number 1-8601

                           CREDITRISKMONITOR.COM, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

             Nevada                                     36-2972588
             ------                                     ----------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

       110 Jericho Turnpike, Suite 202
       Floral Park, New York                                    11001
       -------------------------------                          -----
  (Address of Principal Executive offices)                    (Zip Code)

Issuer's telephone number: (516) 620-5400
                           --------------

Securities registered under Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
        -------------------
             None

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

                                Yes |X|  No | |

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State issuer's revenues for the most recent fiscal year. $3,069,546

The aggregate market value of the Registrant's common stock held by non-affiliates as of March 7, 2003 was $572,860. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 5,419,129 shares of common stock $.01 par value outstanding as of March 7, 2003.

Documents incorporated by reference: None

Transitional Small Business Format (check one): Yes  | |; No  |X|

                                     PART I

ITEM 1. BUSINESS

      In addition to historical information, the following discussion of the Company's business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "The CreditRiskMonitor Business", "The Company's Goals", "Marketing and Sales" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the "Company" or "CRM") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2003.

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

THE CREDITRISKMONITOR BUSINESS

      CRM is an interactive Internet-based financial information and news service designed specifically for corporate credit professionals. CRM's service analyzes business/commercial credit risk as contrasted to the credit risk of individuals. For example, when an individual purchases a television set, before the television leaves the store a payment is made via cash, check or credit card. However, in a business-to-business transaction, e.g., for $20,000 of widgets, the seller usually will ship before the buyer pays - there is an extension of trade credit by the seller. The terms of trade credit could be 2%-10 days, net 30 (a 2% deduction from the price if payment is made within 10 days but, if not, payment in full must be made within 30 days). It is the extension of these credit terms that is referred to as trade credit risk. CRM's service is usually purchased by the seller to review the risks of extending trade credit to the purchaser. If the purchaser is unable to pay, the seller can suffer substantial losses. This decision to ship prior to payment may be made under intense time pressure, with potentially adverse results if the credit manager has inaccurate or stale information. The Company believes that, with the downsizing of corporate America and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. Simultaneously, the Company further believes that there has been an explosion in available information, resulting in an overwhelming amount of data and limited time for research and analysis.

CRM's credit risk analysis service is the result of management's experience in the commercial credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRM to satisfy the credit industry's requirements for a timely, technologically advanced, low cost credit information service. Through the first quarter of 2003, CRM sold the following two commercial credit analysis services to corporate credit managers:

      (1) Coverage of approximately 14,000 U.S. and Canadian public companies with full financial analysis and up-to-date financial news coverage for purposes of credit evaluation. During 2002, this service was supplemented with the publishing of trade data and public filing information (i.e., suits, liens, judgments and bankruptcy information) on over 5 million public and private U.S. companies. The coverage format, database design and web format for this service was extensively redesigned throughout 2002 and this new version was introduced in the fourth quarter.

      (2) Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CRM through affiliations with third-party suppliers and sold to CRM subscribers.

      In the second quarter of 2003, CRM will introduce a new service that covers approximately 13,000 foreign public companies with full financial analysis for purposes of credit analyses. This new service will duplicate the rapid and extensive financial analysis that is provided in the domestic service described in item (1) above.

      CRM's two proprietary services provide the corporate credit professional with a one stop information service to continuously monitor the creditworthiness of their public company customers, in the shortest possible time and with minimum effort. This timesaving is critical where immediate decisions must be made.

      There is little hard data on CRM's market: The U.S. National Association of Credit Management has about 30,000 members, but some industry observers believe the number of U.S. credit managers or personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a specific credit function but still require credit information. Because CRM's sales solicitation is by phone and Internet demonstration of the product, an untapped global market also exists for U.S. and foreign companies doing business with other U.S. or foreign corporations and thus a world market exists for the various forms of CRM's services.

      The viability and potential of CRM's business is made possible by its Internet service delivery and the following characteristics:

      o LOW PRICE. The annual subscription price of each of CRM's services is low compared to the cost of most competitive products and low compared to the subscriber's possible loss of not getting paid.

      o COUNTER-CYCLICAL. As economic growth slows, general corporate credit risk usually increases and the credit manager's function rises in importance and complexity. Since the cost of our services is low compared to both the size of potential losses it is designed to reduce and to the cost of competitive services, CRM's business and revenues may have some counter-cyclicality as world economic growth slows or declines. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively should continue to gain market share in most business environments.

      o PROFIT MULTIPLIER. Some of the Company's basic costs are being reduced. On a broad generic basis, computer hardware, software, telecommunications and financial data prices may be coming down for all buyers, including CRM. In addition, CRM has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs, apart from the development cost of enhancing and upgrading the Company's website, are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content of CRM's services if the Company chooses to increase content and not raise prices to cover these additional costs.

      o SELF FINANCING. CRM's business has no inventory, manufacturing or warehouse facilities. Thus, it is a low capital intensive business capable of generating high margins and sufficient positive cash flow to grow the business with little need for external capital except for working capital purposes.

      o MANAGEMENT. CRM has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

THE COMPANY'S GOALS

      o LOW COST PROVIDER. CRM's analysis and preparation of data into a usable form is nearly 100% computer driven and minimum incremental personnel costs are required to broaden the number of companies analyzed. CRM delivers all of its information to customers via the Internet and there is a seamless interface between the preparation and delivery of a company credit report to a subscriber. Since we have automated a significant amount of the processes used to create and deliver our service, CRM's production costs are relatively stable over a wide range of increasing revenue. CRM's cost structure is believed to be one of the lowest in its industry.

      o INTERNATIONAL PENETRATION. Foreign companies doing business in the U.S. have the same need as domestic companies for CRM's credit analysis of U.S. companies. Internationally, the Internet provides the same rapid and inexpensive selling and distribution of CRM's service as has been achieved domestically.

POTENTIAL FOR COST REDUCTIONS

      The Company foresees declining costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company further believes that the base of renewal business should grow larger each year and the Company has lower sales expenses for renewals than for new sales. All these naturally occurring cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company's in-place fixed costs. Offsetting these cost reductions will be CRM's need to add additional content unless it is able to offset these additional content costs by increasing the price of CRM's services.

NET OPERATING LOSS CARRYFORWARDS

      At December 31, 2002, the Company had NOL carryforwards aggregating approximately $7.7 million, which, to the extent available under the Internal Revenue Code of 1986, as amended (the "Code"), may be used to minimize the Company's liability for taxes on future taxable income of the Company, if any.

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

MARKETING AND SALES

      To take market share for company credit information, CRM will continue to use the Internet as the primary mechanism for distributing its service. To inform potential subscribers about its service, CRM uses a combination of telemarketing, trade show representation and speaking engagements before credit associations.

EMPLOYEES

      As of March 7, 2003, the Company had 30 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

      The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2.  PROPERTY.

      The Company does not own any real property. The Company's principal office is located in approximately 5,670 square feet of leased space in an office building located in Floral Park, New York. The lease expires on November 30, 2004 and provides for a monthly cost of $8,261 during the current year and an increase of 3% next year, plus escalation for real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS.

On April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock ("Fensterstock") and a competitor seeking injunctive relief, declaratory relief and monetary damages. The complaint alleged, inter alia, that Fensterstock, former Senior Vice President -- Sales Development of the Company, resigned on April 5, 2001 to join the competitor in violation of the terms of his Non-Competition, Proprietary Information and Inventions Agreement with the Company and in breach of his fiduciary duties to the Company, and further, that the competitor intentionally induced the breach of Fensterstock's Agreement with the Company. On April 23, 2001, the Court issued a temporary restraining order against Fensterstock and the competitor. Thereafter, the parties entered into a Settlement Agreement pursuant to which Fensterstock and the competitor would be restricted from engaging in certain activities and Fensterstock would not work for the competitor through various stipulated dates. The settlement was approved and so ordered by the Court in July 2001. Thereafter, the Company uncovered evidence that Fensterstock and the competitor violated the Settlement Agreement and the July 2001 Court order and commenced an action seeking contempt, monetary damages, punitive damages and injunctive relief against Fensterstock and the competitor for such violations. The Company also requested discovery and a hearing and is seeking an extension of the non-compete and non-solicitation provisions of the prior Court order and Settlement Agreement. By Order dated May 15, 2002, the Court granted the Company's request for discovery and a hearing. In the interim, Fensterstock and the competitor filed a Motion seeking to vacate the settlement and dismiss the instant action, which Motion was denied by the Court. By Order dated December 18, 2002, discovery is now being supervised by a Court-appointed Referee. On the day supervised discovery began, the competitor commenced an action in the Supreme Court of the State of New York, Nassau County, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief. The action claims that the Company used access exemplary codes to gain entry into that competitor's website. The Company has denied these allegations and has counterclaimed against the competitor, its President and Fensterstock, alleging misappropriation of client access codes to gain access to the Company's website to unfairly compete with the Company. The counterclaim seeks compensatory damages, costs and attorneys' fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2002, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock trades in the over-the-counter market "Bulletin Board Service" under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2001 and 2002. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                            HIGH BID          LOW BID
                                            --------          -------
2001
         First Quarter                       $1.5000           $0.6875
         Second Quarter                      $0.6875           $0.4500
         Third Quarter                       $0.4500           $0.3000
         Fourth Quarter                      $0.4000           $0.1300

2002
         First Quarter                       $0.3000           $0.1500
         Second Quarter                      $0.3000           $0.2400
         Third Quarter                       $0.2500           $0.1000
         Fourth Quarter                      $0.2500           $0.1300

      On March 7, 2003, there were approximately 489 registered holders of the Company's Common Stock.

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

      To pay the $1.23 million cash portion of the purchase price and to have sufficient working capital to continue to develop and run the business, the Company completed a private placement of 1,300,000 shares on January 19, 1999 of its Common Stock to approximately 25 "accredited investors" at a purchase price of $2.50 per share, for gross proceeds of $3.25 million.

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

      In July 2001, the Company entered into a Note Consolidation Agreement with MGI, which consolidated the two notes issued by CRM in January 1999, as part of the purchase of the CM Service assets, into a new secured note. This transaction reduced the Company's debt service requirements in 2001 and 2002. In December 2002, the Company entered into a Note Modification Agreement with MGI, which modified the secured note that had been executed in July 2001. Pursuant to the December 2002 Agreement, CRM issued a new Secured Promissory Note effective January 1, 2003 that further reduces the Company's debt service requirements during its term which now ends December 31, 2009.

      At December 31, 2002, the Company had cash, cash equivalents and other liquid assets of $988,000 compared to $1.32 million at December 31, 2001. The Company's working capital deficit at December 31, 2002 was approximately $749,000 compared to a working capital deficit of approximately $540,000 at December 31, 2001. This decrement was due to decreases of $332,000 in cash and cash equivalents, $217,000 in accounts receivable and $228,000 in other current assets offset by decreases of $467,000 in deferred revenue, $7,000 in accounts payable and accrued expenses and a $94,000 decrease in the current portion of long-term debt as the result of the Note Modification Agreement. The Company has no bank lines of credit or other currently available credit sources.

      For the year ended December 31, 2002, the Company reported a $332,000 decrease in cash and cash equivalents compared to a $105,000 increase for the prior fiscal year. The Company expects to continue to be cash flow negative, after debt service, during 2003. However, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months.

      As described more fully in Notes 8 and 10 of the Notes to Consolidated Financial Statements, at December 31, 2002 the Company had certain cash obligations, which are due as follows:

                                                 LESS THAN                                AFTER
                                    TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS     YEARS
                                    -----        ---------    ---------     ---------    --------
Promissory Note                     $792,638       $81,523     $190,412     $233,763     $286,940
Capital lease obligation              23,911        10,652       13,259           --           --
Operating leases                     206,150       107,125       99,025           --           --
                                  -----------     --------     --------     --------     --------

Total                             $1,022,699      $199,300     $302,696     $233,763     $286,940
                                  ==========      ========     ========     ========     ========

OFF-BALANCE SHEET ARRANGEMENTS

      The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

         2002 vs. 2001

                                                        YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                                   2002                            2001
                                        --------------------------    ---------------------------
                                                        % OF TOTAL                    % OF TOTAL
                                           AMOUNT         REVENUE        AMOUNT         REVENUE
                                        -----------     ----------    -----------     -----------
Operating revenues                       $3,069,546       100.00%      $2,954,585      100.00%

Operating expenses:
   Data and product costs                 1,453,650        47.36%       1,205,821       40.81%
   Selling, general &
     administrative                       1,688,609        55.01%       2,034,617       68.86%
   Depreciation and amortization            104,308         3.40%         223,739        7.57%
                                        -----------        ------     -----------      ------
     Total operating expenses             3,246,567       105.77%       3,464,177      117.25%
                                        -----------       ------      -----------      ------

Loss from operations                       (177,021)       -5.77%        (509,592)     -17.25%
Other income                                 17,511         0.57%          41,567        1.41%
Interest expense                            (92,186)       -3.00%        (103,639)      -3.51%
Write-off of investment                          --         0.00%         (44,000)      -1.49%
                                        -----------       ------      -----------      ------

Loss before income taxes                   (251,696)       -8.20%        (615,664)     -20.84%
Income taxes                                  1,220         0.04%           3,061        0.10%
                                        -----------       ------      -----------      ------

Net loss                                  $(252,916)       -8.24%       $(618,725)     -20.94%
                                        ===========       ======      ===========      ======

      Operating revenues increased 4% for the year ended December 31, 2002, due primarily to an increase in the number of subscribers to the Company's credit reporting services.

      Data and product costs increased 21% for fiscal 2002, due primarily to the increased cost of acquiring the data needed for the Company's products and higher salary and related employee benefits resulting from an increase in IT headcount as the Company added personnel to deliver its expanded product line.

      Selling, general and administrative expenses decreased 17% for fiscal 2002. This decrease was primarily due to lower salary and related employee benefits, mainly the result of lower sales headcount, a decrease in marketing expenses and a decrease in professional fees.

      Depreciation and amortization decreased 53% for fiscal 2002, due to the adoption as of January 1, 2002 of SFAS No. 142. This statement eliminated the amortization of goodwill, which totaled over $114,000 in fiscal 2001.

      Other income decreased 58% for fiscal 2002, due to a decrease in funds invested in interest bearing accounts as well as lower interest rates paid on these investments during 2002 compared to last year.

      Interest expense decreased 11% for fiscal 2002, as the Company continued to amortize its indebtedness to MGI which began in July 2001.

      The Company incurred net losses of $252,916 and $618,725 for the years ended December 31, 2002 and 2001, respectively.


         2001 vs. 2000

                                                    YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------
                                               2001                            2002
                                    --------------------------    -------------------------
                                                  % OF TOTAL                    % OF TOTAL
                                       AMOUNT       REVENUE        AMOUNT         REVENUE
                                    -----------   ----------    -----------     -----------
Operating revenues                     $2,954,585      100.00%      2,118,724     100.00%

Operating expenses:
   Data and product costs               1,205,821       40.81%        769,362      36.31%
   Selling, general &
     administrative                     2,034,617       68.86%      1,917,162      90.49%
   Depreciation and amortization          223,739        7.57%        214,035      10.10%
                                      -----------     --------      ---------     -------
     Total operating expenses           3,464,177      117.25%      2,900,559     136.90%
                                      -----------     --------      ---------     -------

Loss from operations                     (509,592)     -17.25%       (781,835)    -36.90%
Other income                               41,567        1.41%         73,526       3.47%
Interest expense                         (103,639)      -3.51%        (96,895)     -4.57%
Write-off of investment                   (44,000)      -1.49%             --       0.00%
                                      -----------     --------      ---------     -------

Loss before income taxes                 (615,664)     -20.84%       (805,204)    -38.00%
Income taxes                                3,061        0.10%          4,131       0.19%
                                      -----------     --------      ---------     -------

Net loss                                $(618,725)     -20.94%      $(809,335)    -38.20%
                                      ===========     ========      =========     =======

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

      Future Operations

      The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and the introduction of new or complementary products. For example, in the second quarter of 2003 the Company plans to introduce its new international service. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

      The Company's consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management continually evaluates its estimates and judgments, the most critical of which are those related to revenue recognition, valuation of goodwill and income taxes. (See Note 2 of the Notes to Consolidated Financial Statements for additional details.) Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Eventual results may differ from these estimates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 will not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

      In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly-owned subsidiaries. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The Company has no obligations regarding FIN No. 45.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this statement such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of the provisions of SFAS No. 145 to have a material impact on its consolidated financial statements.

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

      o The Company is subject to competition from firms that have greater financial, management, sales and technical resources than the Company. The Company's success also depends on a significant degree on the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon the Company.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by Item 7, and an index thereto, appears at pages F-1 to F-19 (inclusive) of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective September 13, 2002, upon the recommendation of the Company's audit committee, the Company engaged BDO Seidman, LLP ("BDO") as its independent public accountants to audit its financial statements for the year ending December 31, 2002. BDO replaced Arthur Andersen LLP who were dismissed by the Company on August 8, 2002.

      During the years ended December 31, 2001 and 2000 there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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


                                                                                                 OFFICER OR
                                                        PRINCIPAL OCCUPATION/POSITION            DIRECTOR
            NAME                        AGE                   HELD WITH COMPANY                    SINCE
            ----                        ---             -----------------------------            -----------
Jerome S. Flum                           62            Chairman of the                             1983
                                                       Board/President/
                                                       Chief Executive Officer

Lawrence Fensterstock                    52            Senior Vice President/Chief                 1999
                                                       Financial Officer/
                                                       Secretary

Richard J. James                         63            Director                                    1992

Leslie Charm                             59            Director                                    1994

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

      RICHARD JAMES is a business consultant who was formerly the Customer Satisfaction Manager for the Consumer Hardware Division of Polaroid Corporation from 1980 until 2001. In this role he was responsible for improving the business performance of Polaroid's instant consumer cameras through improved redesigns and manufacturing processes, as well as by enhancing the customers' picture taking experiences. This role encompassed manufacturing plants in Scotland, China, India and the USA, and worldwide consumer markets. From 1968 through 1979 Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James is a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Engineering, a national professional organization dedicated to the application of Integrated Product Development principles to achieve rapid design, development and inception of new products and services. Mr. James holds a BS in Chemical Engineering from Northeastern University, as well as extensive studies in managerial and technical subjects. He has developed and taught numerous technical and business courses for many years as a faculty member of Polaroid's internal training organization.

      LESLIE CHARM has been, since 1972, a partner in the firm of Youngman & Charm, a firm specializing in assisting companies that are experiencing operating and/or financial problems and also advises entrepreneurs in the growing of companies. From 1989 to the present, he has been a director of Moto Photo, Inc., a publicly-held international franchisor of imaging centers which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in November 2002. Mr. Charm is an adjunct professor in entrepreneurial finance at Babson College and is a graduate of the Harvard Business School.

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

      The Audit Committee currently consists of its independent outside directors - Richard James and Leslie Charm, both of whom are audit committee financial experts, as defined by the SEC.

      For the fiscal year ended December 31, 2002, the Company paid (or will pay) the following fees to BDO Seidman, LLP for services rendered during the year or for the audit in respect of that year:

           Audit fees                                           $24,000
           Financial information systems design and
               implementation                                        --
           All other fees:
               Audit related                                         --
               Other fees                                         5,000
                                                                -------
               Total all other fees                               5,000
                                                                -------

                  Total                                         $29,000
                                                                =======

      The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining auditor independence.

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

      To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2002, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company's last fiscal year.


                                            SUMMARY COMPENSATION TABLE
                                     --------------------------------------
                                             ANNUAL COMPENSATION(4)                   LONG-TERM COMPENSATION
                                     --------------------------------------      -------------------------------

                                                                   OTHER           NUMBER OF
                                                                  ANNUAL          SECURITIES
                                                                  COMPEN-         UNDERLYING          ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR       SALARY(2)        SATION(3)          OPTIONS         COMPENSATION
   ---------------------------       ----       ---------        ----------      -------------      ------------
Jerome S. Flum, Chairman,            2002       $120,905(1)          $--                 --               None
President and Chief Executive        2001       $125,000(1)          $--             15,000               None
Officer                              2000        $60,000(1)          $--                 --               None

Lawrence Fensterstock, Senior        2002       $150,000             $--                 --               None
Vice President                       2001       $150,000             $--             15,000               None
                                     2000       $150,000             $--                 --               None


(1) Beginning January 20, 1999, Mr. Flum is being compensated by the Company at the rate of $150,000 per annum, of which $25,000 was deferred in 2002 and 2001 and $90,000 was deferred in 2000, until such time as the Company achieves cash flow breakeven or until the MGI Note has been paid in full, whichever occurs sooner. The full amount of his compensation, including the deferred portion, is reflected in the Company's financial statements.

(2) Amounts shown prior to salary reductions under the Company's Health Plan and compensation deferred under the Company's 401(k) Plan.

(3) The aggregate amount of other annual compensation for each named individual did not equal or exceed the threshold for reporting herein (i.e., the lesser of either $50,000 or 10% of the total of such individual's annual salary and bonus).

(4) No Bonus was paid during the past three fiscal years.

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

COMPENSATION PURSUANT TO STOCK OPTION PLANS

      No stock options were granted to the Company's executive officers during the last fiscal year.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                          NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                           UNEXERCISED OPTIONS AT FISCAL       IN-THE-MONEY OPTIONS AT FISCAL
                   SHARES          ($)              YEAR-END (#)                      YEAR-END ($)(1)
                 ACQUIRED ON     VALUE   --------------  -------------------- -------------------------------
     NAME        EXERCISE (#)   REALIZED   EXERCISABLE      UN-EXERCISABLE    EXERCISABLE     UN-EXERCISABLE
     ----       --------------  -------- --------------  -------------------- -----------     --------------
Jerome S. Flum     75,000        $22,492        -0-               95,000            -0-            $18,742

Lawrence
Fensterstock          -0-            -0-        -0-              165,000            -0-            $37,485

(1) Represents the amount by which the closing price on December 31, 2002 ($0.25) exceeded the exercise prices of unexercised options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth as of March 7, 2003 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

                                                                                          PERCENTAGE OF
                                                   NUMBER OF SHARES                        OUTSTANDING
                 NAME                             OF COMMON STOCK(1)                       COMMON STOCK
                 ----                             ------------------                     --------------
Flum Partners(2)                                      3,797,128                               70.04%

Jerome S. Flum                                     3,985,353(3)(4)                            73.51%

Richard J. James                                          1,625                               -----*

Leslie Charm                                              1,625                               -----*

All directors and officers                         3,988,603(3)(4)                            73.57%
(as a group (4 persons))


*less than 1%

(1) Does not give effect to (a) options to purchase 75,000 shares granted to Mr. Flum pursuant to the 1992 Incentive Stock Option Plan of the Company, (b) options to purchase 495,500 shares of Common Stock granted to 19 officers and employees pursuant to the 1998 Long Term Incentive Plan of the Company, (c) options to purchase an aggregate of 39,000 shares granted to each of the other directors pursuant to the 1998 Long Term Incentive Plan of the Company, and (d) options to purchase 3,000 shares of Common Stock granted to a consultant pursuant to the 1998 Long Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 2,250 shares of Common Stock granted to non-employee directors which are immediately exercisable.

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Includes 3,797,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 3,985,353 shares of Common Stock, or 73.51% of the outstanding shares of Common Stock may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act").

(4) Includes 2,000 shares of common stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

      The Company's equity compensation plans approved by stockholders include the 1998 Long-Term Incentive Plan, the 1992 Incentive Stock Option Plan, and the 1985 SAR and Non-Qualified Stock Option Plan.

      The following table summarizes information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2002.


                                                       WEIGHTED        NUMBER OF SECURITIES
                                                       AVERAGE         REMAINING AVAILABLE
                                                       EXERCISE                 FOR
                              NUMBER OF SECURITIES     PRICE OF        FUTURE ISSUANCE UNDER
                              TO BE ISSUED UPON       OUTSTANDING      EQUITY COMPENSATION
                                  EXERCISE OF           OPTIONS,        PLANS (EXCLUDING
                              OUTSTANDING OPTIONS,     WARRANTS         SECURITIES REFLECTED
         PLAN CATEGORY         WARRANTS AND RIGHTS     AND RIGHTS          IN FIRST COLUMN)
         -------------        ---------------------   ----------       ---------------------
 Equity compensation plans
 approved by stockholders          655,250              $0.6285              922,000
                                   -------              -------              -------
 Equity compensation plans
 not approved by stockholders           --                   --                   --
                                   -------              -------              -------
 Total                             655,250              $0.6285              922,000
                                   =======              =======              =======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      There were no such reportable relationships or related transactions in 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

      10-A  - Copy of Company's 1992 Stock Option Plan. (4)

      10-B  - Copy of Company's 1985 SAR and Non-Qualified Stock Option Plan.
              (2)

      10-C  - Copy of 1988 Amendments to Company's 1985 SAR and Non-Qualified
              Stock Option Plan. (3)

      10-D  - Copy of Company's 1998 Long-Term Incentive Plan. (6)

      99.1* - Certifcation of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2* - Certifcation of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*     Filed herewith.

                        DOCUMENTS AVAILABLE UPON REQUEST

      All exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company's cost of providing and mailing the exhibits by writing to:

      Office of the Secretary, CreditRiskMonitor.com, Inc., 110 Jericho Turnpike, Suite 202, Floral Park, NY 11001-2019.

(B) REPORTS ON FORM 8-K

      None.


ITEM 14. CONTROLS AND PRODCEURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CREDITRISKMONITOR.COM, INC.
                                  (REGISTRANT)

Date: March 31, 2003                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2003                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer


Date: March 31, 2003                By: /s/ Lawrence Fensterstock
                                            Lawrence Fensterstock
                                            Chief Financial Officer


Date: March 31, 2003                By: /s/ Richard J. James
                                            Richard J. James
                                            Director


Date: March 31, 2003                By: /s/ Leslie Charm
                                            Leslie Charm
                                            Director

                                  CERTIFICATION

I, Jerome S. Flum, certify that:

      1. I have reviewed this annual report on Form 10-KSB of CreditRiskMonitor.com, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                  By: /s/ Jerome S. Flum
                                              Jerome S. Flum
                                              Chief Executive Officer

                                  CERTIFICATION

I, Lawrence Fensterstock, certify that:

      1. I have reviewed this annual report on Form 10-KSB of CreditRiskMonitor.com, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                  By: /s/ Lawrence Fensterstock
                                              Lawrence Fensterstock
                                              Chief Financial Officer

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets - December 31, 2002 and
                  2001                                                   F-4

         Consolidated Statements of Operations - Years Ended
                  December 31, 2002 and 2001                             F-5

         Consolidated Statements of Stockholders' Equity
                  (Deficit) - Years Ended December 31, 2002 and 2001     F-6

         Consolidated Statements of Cash Flows - Years Ended
                  December 31, 2002 and 2001                             F-7

         Notes to Consolidated Financial Statements -
                  December 31, 2002 and 2001                             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Shareholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying consolidated balance sheet of CreditRiskMonitor.com, Inc. and subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of CreditRiskMonitor.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. and subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its method of accounting for goodwill as the result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ BDO SEIDMAN, LLP


Melville, New York
February 21, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH CREDITRISKMONITOR.COM, INC.'S FILING ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-KSB, AS ARTHUR ANDERSEN LLP CEASED PROVIDING AUDIT SERVICES AS OF AUGUST 31, 2002. THE BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY (DEFICIT) AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000 REFERRED TO IN THIS REPORT HAVE NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Melville, New York
February 21, 2002


                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                   2002                2001
                                                               ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $    988,427        $  1,320,696
     Accounts receivable, net of allowance of $43,677
         and $43,677, respectively                                   363,773             580,425
     Other current assets                                            131,361             359,507
                                                                ------------        ------------

         Total current assets                                      1,483,561           2,260,628

Property and equipment, net                                          161,691             232,503
Goodwill, net                                                      1,954,460           1,954,460
Prepaid and other assets                                              21,429              50,564
                                                                ------------        ------------

         Total assets                                           $  3,621,141        $  4,498,155
                                                                ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                           $  1,934,732        $  2,401,532
     Accounts payable                                                112,470             115,890
     Accrued expenses                                                 93,425              97,342
     Current portion of long-term debt                                81,523             180,258
     Current portion of capitalized lease obligation                  10,652               5,868
                                                                ------------        ------------

         Total current liabilities                                 2,232,802           2,800,890
                                                                ------------        ------------

Long-term debt, net of current portion:

     Promissory notes                                                711,115             792,638
     Capitalized lease obligation                                     13,259              12,599
                                                                ------------        ------------
                                                                     724,374             805,237
Deferred rent payable                                                  8,347               8,503
Deferred compensation                                                226,250             201,250
                                                                ------------        ------------

         Total liabilities                                         3,191,773           3,815,880
                                                                ------------        ------------

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued and outstanding                     _                  --
     Common stock, $.01 par value; authorized 25,000,000
         shares; issued and outstanding 5,419,129 and
         5,344,129 shares, respectively                               54,191              53,441
     Additional paid-in capital                                   27,201,171          27,201,912
     Accumulated deficit                                         (26,825,994)        (26,573,078)
                                                                ------------        ------------

         Total stockholders' equity                                  429,368             682,275
                                                                ------------        ------------

         Total liabilities and stockholders' equity             $  3,621,141        $  4,498,155
                                                                ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            2002                 2001
                                                         -----------         -----------
Operating revenues                                       $ 3,069,546         $ 2,954,585

Operating expenses:
     Data and product costs                                1,453,650           1,205,821
     Selling, general and administrative expenses          1,688,609           2,034,617
     Depreciation and amortization                           104,308             223,739
                                                         -----------         -----------

         Total operating expenses                          3,246,567           3,464,177
                                                         -----------         -----------

Loss from operations                                        (177,021)           (509,592)
Other income                                                  17,511              41,567
Interest expense                                             (92,186)           (103,639)
Write-off of investment                                           --             (44,000)
                                                         -----------         -----------

Loss before income taxes                                    (251,696)           (615,664)
Provision for state and local income taxes                     1,220               3,061
                                                         -----------         -----------

Net loss                                                 $  (252,916)        $  (618,725)
                                                         ===========         ===========


Net loss per share
     Basic and diluted                                   $     (0.05)        $     (0.12)
                                                         ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                       TOTAL
                                  COMMON STOCK         ADDITIONAL                   STOCKHOLDERS'
                              -------------------       PAID-IN      ACCUMULATED      EQUITY
                                SHARES      AMOUNT     CAPITAL         DEFICIT       (DEFICIT)
                              ---------    -------    -----------   -------------   -------------
Balance December 31,
  2000                        5,344,129    $53,441    $27,201,912   $(25,954,353)   $1,301,000

Net loss                             --         --             --       (618,725)     (618,725)
                              ---------    -------    -----------   ------------    ----------

Balance December 31, 2001     5,344,129     53,441     27,201,912    (26,573,078)      682,275

Net loss                             --         --             --       (252,916)     (252,916)
Proceeds from exercise
  of stock option                75,000        750           (741)            --             9
                              ---------    -------    -----------   ------------    ----------

Balance December 31, 2002     5,419,129    $54,191    $27,201,171   $(26,825,994)   $  429,368
                              =========    =======    ===========   ============    ==========

             The accompanying notes are an integral part of these
                       consolidated financial statements.



                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                       2002               2001
                                                                   -----------         -----------
Cash flows from operating activities:

     Net loss                                                      $  (252,916)        $  (618,725)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
              Goodwill amortization                                         --             114,407
              Depreciation                                             104,308             109,331
              Amortization of debt discount                                 --              82,762
              Write-off of investment                                       --              44,000
              Deferred compensation                                     25,000              14,583
              Deferred rent                                               (157)              2,653
     Change in operating assets and liabilities:

         Accounts receivable, net                                      216,652              81,879
         Other current assets                                          228,146            (331,149)
         Prepaid and other assets                                       29,135             (20,926)
         Deferred revenue                                             (466,801)            741,101
         Accounts payable                                               (3,419)             70,034
         Accrued expenses                                               (3,916)             11,852
                                                                   -----------         -----------
              Total adjustments                                        128,948             920,527
                                                                   -----------         -----------

Net cash provided by (used in) operating activities                   (123,968)            301,802
                                                                   -----------         -----------

Cash flows from investing activities:

     Purchase of property and equipment                                (20,111)            (48,477)
                                                                   -----------         -----------

Net cash used in investing activities                                  (20,111)            (48,477)
                                                                   -----------         -----------

Cash flows from financing activities:

     Proceeds from exercise of stock options                                 9                  --
     Payments on promissory notes                                     (180,258)           (142,568)
     Payments on capital lease obligations                              (7,941)             (5,258)
                                                                   -----------         -----------

Net cash used in financing activities                                 (188,190)           (147,826)
                                                                   -----------         -----------

Net increase (decrease) in cash and cash equivalents                  (332,269)            105,499
Cash and cash equivalents at beginning of year                       1,320,696           1,215,197
                                                                   -----------         -----------

Cash and cash equivalents at end of year                           $   988,427         $ 1,320,696
                                                                   ===========         ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                                  $   100,390        $    48,963
                                                                   ===========        ===========
         Income taxes                                              $     1,220        $     3,068
                                                                    ==========        ===========

Supplemental schedule of noncash investing and
    financing activities:
         Acquisition of computer equipment under
              capital lease                                        $    13,385        $        --
                                                                   ===========        ===========


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the "Company" or "CRM") provides a totally interactive business-to-business Internet-based service designed specifically for corporate credit professionals. In addition, the Company is a re-distributor of international credit reports in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Barbito Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

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

GOODWILL

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. As a result of adopting SFAS 142, the Company ceased amortization of goodwill beginning January 1, 2002. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over 20 years. The Company has no other intangible assets.

LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2002, management believes no impairment of long-lived assets has occurred.

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

INCOME (LOSS) PER SHARE

Income (loss) per share is computed under the provisions of SFAS No. 128, Earnings Per Share. Amounts reported as income (loss) per share for each of the two years in the period ended December 31, 2002 reflect the income (loss) available to stockholders for the year divided by the weighted average of common shares outstanding during the period (Note 11).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of SFAS No. 107, Disclosure about Fair Value of Financial Instruments. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments. The Company's promissory notes have been discounted, as appropriate, to bear interest rates that represent the cost of borrowings with third-party lenders, which approximates current fair value.

COMPREHENSIVE INCOME

The Company adheres to the provisions of SFAS No. 130, Reporting Comprehensive Income. This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2002 and 2001, there were no items that gave rise to other comprehensive income.

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

STOCK-BASED COMPENSATION

At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in Note 6. The Company accounts for this plan in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation plan for the years ended December 31:

                                                           2002        2001
                                                        ---------   ---------
Net loss
     As reported                                        $(252,916)  $(618,725)
     Less: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related
         tax benefits or effects                           28,184      69,064
                                                        ---------   ---------

     Pro forma                                          $(224,732)  $(549,661)
                                                        =========   =========

Net loss per share - basic and diluted
     As reported                                        $   (0.05)  $   (0.12)
     Pro forma                                          $   (0.04)  $   (0.10)

The pro forma amounts presented above may not be representative of the future effects on reported net loss and net loss per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 will not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly-owned subsidiaries. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The Company has no obligations regarding FIN No. 45.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this statement such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of the provisions of SFAS No. 145 to have a material impact on its consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 3 - INCOME TAXES

The Company has generated net operating loss ("NOL") carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2002, the Company had Federal NOL carryforwards of approximately $7,668,000, which expire through 2022.

As of December 31, 2002 and 2001, the Company has a deferred tax asset of $3,124,000 and $3,113,000, respectively, primarily generated from the treatment of net operating loss carryforwards and deferred compensation. No deferred tax benefit has been recorded and a full valuation allowance has been charged against the related deferred tax assets because the Company does not consider it more likely than not that the deferred tax assets will be realized.

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

NOTE 5 - GOODWILL

In connection with the adoption of SFAS No. 142, the Company completed the first step of the transitional goodwill impairment test, which required the Company to compare its fair value to the carrying value of its net assets as of January 1, 2002. Based on this analysis, the Company concluded that no impairment existed at the time of adoption, and, accordingly, the Company has not recognized any transitional impairment loss. Additionally, the Company concluded that no impairment existed at the time of the annual impairment test, which was performed in the fourth quarter of 2002.

As required by SFAS No. 142, the results of operations for the period prior to its adoption have not been restated. The following table reconciles reported net loss and net loss per share to pro forma net loss and net loss per share that would have resulted for the year ended December 31, 2001, if SFAS No. 142 had been adopted effective January 1, 2001:

         Reported net loss                                  $(618,725)
         Add: Goodwill amortization                           114,407
                                                            ---------
         Pro forma net loss                                 $(504,318)
                                                            =========

         Reported net loss per share:
              Basic and diluted                             $   (0.12)

         Pro forma net loss per share:
              Basic and diluted                             $   (0.09)


NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

COMMON STOCK

At December 31, 2002, 655,250 shares of the Company's authorized common stock were reserved for issuance under stock option plans. An additional 10,000 shares of the Company's common stock were reserved for issuance under warrants granted in connection with the Company's private placement. The warrants are exercisable at $2.50 per share beginning in January 2002 and expire in 2005.

PREFERRED STOCK

The Company's Articles of Incorporation provides that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2002, the Company does not have any preferred stock outstanding.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The Company has three stock option plans: the 1998 Long-Term Incentive Plan, the 1992 Incentive Stock Option Plan, and the 1985 SAR and Non-Qualified Stock Option Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 2002, there were options outstanding for 578,000 shares of common stock under this plan.

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

The Company's 1992 Incentive Stock Option Plan authorizes the grant of incentive stock options to employees of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be issued or transferred pursuant to options granted under the Incentive Stock Option Plan, as amended, is 150,000 shares of common stock. No stock incentives may be granted under this Plan after June 12, 2002. At December 31, 2002, there were 75,000 options outstanding for shares of common stock under this plan, which are exercisable subject to the Company attaining certain specified gross revenue and pre-tax margin objectives, unless such objectives are modified in the sole discretion by the Board of Directors. No modifications to these criteria have been made. These options expire on August 25, 2003. No option may be exercised unless the holder is then an employee of the Company, provided that such exercise may be made for no more than three months following termination of employment or one year after death while being employed.

The Company's 1985 SAR and Non-Qualified Stock Option Plan authorizes the grant of stock incentives in the form of stock options and stock appreciation rights to key service personnel of the Company. The total number of the Company's shares that may be issued or transferred pursuant to stock incentives granted under the plan, as amended, is 62,500 shares of common stock. No stock incentives may be granted under this Plan after September 20, 1995. At December 31, 2002, there were options outstanding for 2,250 shares of common stock under this plan.

There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 2002 and 2001, nor are there any stock appreciation rights outstanding at December 31, 2002 and 2001.

Transactions with respect to the Company's stock option plans for the years ended December 31, 2002 and 2001 are as follows:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                    NUMBER           EXERCISE
                                                   OF SHARES           PRICE
                                                   ---------         ---------
Outstanding at December 31, 2000                     982,550         $1.6339
     Granted                                         185,600          1.0088
     Forfeited                                      (400,800)         2.5179
                                                    --------

Outstanding at December 31, 2001                     767,350         $1.0210
     Granted                                         116,500          1.0000
     Forfeited                                      (153,600)         3.1781
     Exercised                                       (75,000)         0.0001
                                                    --------

Outstanding at December 31, 2002                     655,250         $0.6285
                                                    ========

As of December 31, 2002, there were 922,000 shares of common stock reserved for the granting of additional options.

The following table summarizes information about the Company's stock options outstanding at December 31, 2002:

                                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                                      WEIGHTED
                                                       AVERAGE
                                                      REMAINING         WEIGHTED                       WEIGHTED
                                                     CONTRACTUAL         AVERAGE                        AVERAGE
       RANGE OF                     NUMBER              LIFE            EXERCISE         NUMBER        EXERCISE
    EXERCISE PRICES               OUTSTANDING        (IN YEARS)           PRICE        EXERCISABLE       PRICE
    ---------------               -----------  ---------------------    --------       -----------     ----------
 $0.0001 -  $1.7500                  605,000             5.86           $0.3862           1,000          $0.1020
 $2.1875 -  $4.5000                   50,250             7.02           $3.5457           1,250          $2.1875
                                     -------                            -------          ------

                                     655,250             5.95           $0.6285           2,250          $1.2606
                                     =======                                             ======

The weighted average fair value at date of grant for options granted during 2002 and 2001 was $0.27 and $0.38 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                 ASSUMPTION                                 2002        2001
                 ----------                                 ----        ----
Risk-free interest rate                                     5.00%       5.13%
Dividend yield                                              0.00%       0.00%
Volatility factor                                           1.42        2.37
Weighted-average expected life of the option (years)          9           9

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                           2002         2001
                                                       ----------     --------

Computer equipment and software                          $439,991     $419,881
Furniture and fixtures                                     54,322       54,322
Capitalized lease                                          42,416       29,030
                                                       ----------     --------
                                                          536,729      503,233
Accumulated depreciation and amortization                (375,038)    (270,730)
                                                       ----------     --------

                                                         $161,691     $232,503
                                                       ==========     ========


NOTE 8 - PROMISSORY NOTES

In December 2002, the Company entered into a Note Modification Agreement with Market Guide Inc. ("MGI"), which modified the Consolidated Secured Promissory Note that had been executed in July 2001. The prior promissory note consolidated the two notes issued by CRM in January 1999, as part of the purchase of the assets of MGI's CreditRisk Monitor credit information service. Pursuant to the December 2002 Agreement, CRM issued a new Secured Promissory Note effective January 1, 2003 with a face value of $812,672. The new note bears interest at the rate of 9.5% per annum from January 1, 2003 and is payable in 84 equal monthly installments of principal and interest of $13,282 each, commencing January 31, 2003. In accordance with the terms of Emerging Issues Task Force ("EITF") Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, this transaction is not considered to result in a substantially different debt instrument and as such no gain or loss was recognized on this transaction. Accordingly, the Company was required to discount the new note to yield an effective interest rate of 10.30% based on the carrying value of the old debt instrument.

The new note is secured by the assets originally purchased from MGI and substantially all other assets of the Company and does not contain any covenants.

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

The principal maturities on this note subsequent to December 31, 2002 are as follows:

YEAR ENDING
DECEMBER 31,                                                  AMOUNT
------------                                                 -------
2003                                                         $81,523
2004                                                          90,328
2005                                                         100,084
2006                                                         110,893
2007                                                         122,870
Thereafter                                                   286,940
                                                            ---------
                                                             792,638

Less current portion                                          81,523
                                                            ---------

                                                            $711,115
                                                            ========

NOTE 9 - DEFERRED COMPENSATION

Beginning January 20, 1999, the Company is compensating its President and Chief Executive Officer at the rate of $150,000 per annum, of which $25,000 and $25,000 were deferred in 2002 and 2001, respectively. This deferral is until such time as the Company achieves cash flow breakeven or until the revised promissory note issued in connection with the Company's acquisition of the assets of CRM from MGI (see Note 8) has been paid in full, whichever occurs sooner. The full amount of his compensation, including the deferred amount, is reflected in the Company's financial statements.

NOTE 10 - LEASE COMMITMENTS

The Company's operations are conducted from a leased facility, which is under an operating lease that expires in approximately two years.

The Company also leases certain equipment under operating leases that expire over the next two years. Rental expenses under operating leases were $103,015 and $104,071 for the years ended December 31, 2002 and 2001, respectively.

The Company acquired telephone and office equipment under a capital lease that expires in 2004 and has an implicit interest rate of approximately 10%. This lease contains a purchase option at the end of the original lease term. During 2002, the Company acquired certain computer equipment pursuant to a capital lease that expires in 2005. This lease has an implicit interest rate of approximately 18% and allows the Company to acquire the equipment for $1 at the end of the lease.

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2002, are as follows:


                                                                 CAPITAL LEASE   OPERATING
                                                                  OBLIGATION      LEASES
                                                                 -------------   ---------
2003                                                               $12,955       $107,125
2004                                                                12,167         99,025
2005                                                                 2,903             --
                                                                   -------       --------

Total minimum lease payments                                        28,025       $206,150
                                                                                 ========
Less amounts representing interest                                   4,114
                                                                   -------

                                                                    23,911
Less current portion of capitalized lease obligation                10,652
                                                                   -------

Long-term capitalized lease obligation                             $13,259
                                                                   =======


NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                         2002          2001
                                                       ---------     ---------

Net loss                                              $ (252,916)    $ (618,725)
                                                      ==========     ==========

Basic average common shares outstanding                5,400,379      5,344,129
                                                      ==========     ==========

Net loss per share - basic and diluted                $    (0.05)    $    (0.12)
                                                      ==========     ==========

Potential common shares of 665,250 and 777,350 related to the Company's outstanding stock options and warrants were excluded from the computation of diluted loss per share for the years ended December 31, 2002 and 2001, respectively, as inclusion of these shares would have been anti-dilutive.