Form 10QSB
period 2003-03-31
CREDITRISKMONITOR COM INC
filed 2003-05-15
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

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

                         Common stock $.01 par value --
               5,419,129 shares outstanding as of April 30, 2003.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2003 (Unaudited)
         and December 31, 2002 (Audited) ..................................    2

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2003 and 2002 (Unaudited) ........................    3

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2003 and 2002 (Unaudited) ........................    4

         Condensed Notes to Consolidated Financial Statements .............    5

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................    8

     Item 3. Controls and Procedures ......................................   11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ............................................   12

     Item 6. Exhibits and Reports on Form 8-K .............................   12

SIGNATURES ................................................................   13

CERTIFICATIONS ............................................................   14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                           March 31,           Dec. 31,
                                                              2003               2002
                                                          (Unaudited)         (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                            $    841,833      $    988,427
     Accounts receivable, net of allowance                     402,526           363,773
     Other current assets                                       73,500           131,361
                                                          ------------      ------------

         Total current assets                                1,317,859         1,483,561

Property and equipment, net                                    144,388           161,691
Goodwill, net                                                1,954,460         1,954,460
Prepaid and other assets                                        36,502            21,429
                                                          ------------      ------------

         Total assets                                     $  3,453,209      $  3,621,141
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                     $  1,936,129      $  1,934,732
     Accounts payable                                          131,174           112,470
     Accrued expenses                                          134,743            93,425
     Current portion of long-term debt                          90,231            81,523
     Current portion of capitalized lease obligations           11,347            10,652
                                                          ------------      ------------

         Total current liabilities                           2,303,624         2,232,802
                                                          ------------      ------------

Long-term debt, net of current portion:
     Promissory note                                           689,394           711,115
     Capitalized lease obligations                              10,360            13,259
                                                          ------------      ------------
                                                               699,754           724,374
Deferred rent payable                                            7,646             8,347
Deferred compensation                                          232,500           226,250
                                                          ------------      ------------

         Total liabilities                                   3,243,524         3,191,773
                                                          ------------      ------------

Stockholders' equity:
     Common stock                                               54,191            54,191
     Additional paid-in capital                             27,201,171        27,201,171
     Accumulated deficit                                   (27,045,677)      (26,825,994)
                                                          ------------      ------------

         Total stockholders' equity                            209,685           429,368
                                                          ------------      ------------

         Total liabilities and stockholders' equity       $  3,453,209      $  3,621,141
                                                          ============      ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                              2003             2002
                                                          -----------      -----------
Operating revenues                                        $   690,178      $   786,134

Operating expenses:
     Data and product costs                                   331,455          361,907
     Selling, general and administrative expenses             536,202          446,743
     Depreciation and amortization                             23,866           26,464
                                                          -----------      -----------

         Total operating expenses                             891,523          835,114
                                                          -----------      -----------

Loss from operations                                         (201,345)         (48,980)
Other income                                                    3,013            4,572
Interest expense                                              (21,041)         (24,416)
                                                          -----------      -----------

Loss before income taxes                                     (219,373)         (68,824)
Provision for state and local income taxes                        310            1,220
                                                          -----------      -----------

Net loss                                                  $  (219,683)     $   (70,044)
                                                          ===========      ===========

Net loss per share of common stock:

     Basic and diluted                                    $     (0.04)     $     (0.01)
                                                          ===========      ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                      5,419,129        5,344,129
                                                          ===========      ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                          2003             2002
                                                        ---------      -----------
Cash flows from operating activities:
     Net loss                                           $(219,683)     $   (70,044)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation                                 23,866           26,464
              Deferred compensation                         6,250            6,250
              Deferred rent                                  (701)              21
     Changes in operating assets and liabilities:
         Accounts receivable                              (38,753)         134,513
         Other current assets                              57,861           29,408
         Prepaid and other assets                         (15,073)          (6,002)
         Deferred revenue                                   1,397           19,515
         Accounts payable                                  18,704           36,528
         Accrued expenses                                  41,318           14,846
                                                        ---------      -----------

Net cash (used in) provided by operating activities      (124,814)         191,499
                                                        ---------      -----------

Cash flows from investing activities:
     Purchase of fixed assets                              (6,563)         (15,457)
                                                        ---------      -----------

Net cash used in investing activities                      (6,563)         (15,457)
                                                        ---------      -----------

Cash flows from financing activities:
     Payments on promissory notes                         (13,013)         (43,399)
     Payments on capital lease obligation                  (2,204)          (1,407)
                                                        ---------      -----------

Net cash used in financing activities                     (15,217)         (44,806)
                                                        ---------      -----------

Net (decrease) increase in cash and cash equivalents     (146,594)         131,236
Cash and cash equivalents at beginning of
     period                                               988,427        1,320,696
                                                        ---------      -----------

Cash and cash equivalents at end of period              $ 841,833      $ 1,451,932
                                                        =========      ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002.

Results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

The Company incorporated a new subsidiary during 2002, which has been inactive to date.

(2) Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation plan for the three months ended March 31:

                                                          2003          2002
                                                       ---------      --------

Net loss
     As reported                                       $(219,683)     $(70,044)
     Less: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related
         tax benefits or effects                           3,618           501
                                                       ---------      --------

     Pro forma                                         $(216,065)     $(69,543)
                                                       =========      ========
Net loss per share - basic and diluted
     As reported                                       $   (0.04)     $  (0.01)
     Pro forma                                         $   (0.04)     $  (0.01)

(3) Recently Issued Accounting Standards

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 does not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this statement such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The adoption of the provisions of this SFAS did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 did have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had cash, cash equivalents and other liquid assets of $842,000 compared to $988,000 at December 31, 2002. The Company's working capital deficit at March 31, 2003 was approximately $986,000 compared to a working capital deficit of $749,000 at December 31, 2002. This decrement was due to a $147,000 decrease in cash and cash equivalents, a $58,000 decrease in other current assets, a $60,000 increase in accounts payable and accrued expenses, a $1,000 increase in deferred revenue and a $9,000 increase in the current portion of long-term obligations, offset by a $39,000 increase in accounts receivable. The Company has no bank lines of credit or other currently available credit sources.

For the three months ended March 31, 2003, the Company reported a $147,000 decrease in cash and cash equivalents compared to a $131,000 increase for the same period in the prior fiscal year. The Company expects to continue to be cash flow negative, after debt service, during 2003. However, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                                       3 Months Ended March 31,
                                                       ------------------------
                                                   2003                       2002
                                                   ----                       ----
                                                      % of Total                 % of Total
                                           Amount       Income        Amount       Income
                                         ---------      ------      ---------      ------
Operating revenues                       $ 690,178      100.00%     $ 786,134      100.00%

Operating expenses:
   Data and product costs                  331,455       48.02%       361,907       46.04%
   Selling, general & administrative       536,202       77.69%       446,743       56.83%
   Depreciation and amortization            23,866        3.46%        26,464        3.37%
                                         ---------      ------      ---------      ------
     Total operating expenses              891,523      129.17%       835,114      106.23%
                                         ---------      ------      ---------      ------

Loss from operations                      (201,345)     -29.17%       (48,980)      -6.23%
Other income                                 3,013        0.44%         4,572        0.58%
Interest expense                           (21,041)      -3.05%       (24,416)      -3.11%
                                         ---------      ------      ---------      ------

Loss before income taxes                  (219,373)     -31.78%       (68,824)      -8.75%
Income taxes                                   310        0.04%         1,220        0.16%
                                         ---------      ------      ---------      ------

Net loss                                 $(219,683)     -31.83%     $ (70,044)      -8.91%
                                         =========      ======      =========      ======

Operating revenues decreased 12% for the three months ended March 31, 2003. This decrease was primarily due to a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 8% for the first quarter of 2003 compared to the same period of fiscal 2002. This decrease was primarily due to the lower cost of acquiring third-party international credit reports and lower salary and related employee benefits resulting from a decrease in headcount offset in part by the higher cost for acquiring data for the Company's domestic service due to additional content.

Selling, general and administrative expenses increased 20% for the first quarter of fiscal 2003 compared to the same period of fiscal 2002. This increase was primarily due to higher legal fees incurred in connection with the Company's legal proceeding as well as higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months.

Depreciation and amortization decreased 10% for the first quarter of fiscal 2003 compared to the same period of fiscal 2002. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

Other income decreased 34% for first quarter of fiscal 2003 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the current quarter compared to the same period last year.

Interest expense decreased 14% for the first quarter of fiscal 2003 compared to the same period of fiscal 2002. This decrease was due to a lower outstanding promissory note balance.

The Company incurred a net loss of $220,000 and $70,000 for the three months ended March 31, 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

The Company's consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Eventual results may differ from these estimates. Management continually evaluates its estimates and judgments, the most critical of which are those related to:

      Revenue recognition -- CRM's domestic service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records accounts receivable and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company's international credit report service is recognized as information is delivered and products and services are used by its customers.

      Valuation of goodwill -- Goodwill is reviewed for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying value of this asset exceeds its estimated fair value, the Company will record an impairment loss to write the asset down to its estimated fair value.

      Income taxes -- The Company provides for deferred income taxes resulting from temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns. Deferred tax assets are recognized for temporary differences that will be deductible in future years' tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

FUTURE OPERATIONS

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and the introduction of new or complementary products. For example, in the second quarter of 2003 the Company introduced its new international service. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock ("Fensterstock") and a competitor seeking injunctive relief, declaratory relief and monetary damages. The complaint alleged, inter alia, that Fensterstock, former Senior Vice President -- Sales Development of the Company, resigned on April 5, 2001 to join the competitor in violation of the terms of his Non-Competition, Proprietary Information and Inventions Agreement with the Company and in breach of his fiduciary duties to the Company, and further, that the competitor intentionally induced the breach of Fensterstock's Agreement with the Company. On April 23, 2001, the Court issued a temporary restraining order against Fensterstock and the competitor. Thereafter, the parties entered into a Settlement Agreement pursuant to which Fensterstock and the competitor would be restricted from engaging in certain activities and Fensterstock would not work for the competitor through various stipulated dates. The settlement was approved and so ordered by the Court in July 2001. Thereafter, the Company uncovered evidence that Fensterstock and the competitor violated the Settlement Agreement and the July 2001 Court order and commenced an action seeking contempt, monetary damages, punitive damages and injunctive relief against Fensterstock and the competitor for such violations. The Company also requested discovery and a hearing and is seeking an extension of the non-compete and non-solicitation provisions of the prior Court order and Settlement Agreement. By Order dated May 15, 2002, the Court granted the Company's request for discovery and a hearing. In the interim, Fensterstock and the competitor filed a Motion seeking to vacate the settlement and dismiss the instant action, which Motion was denied by the Court. By Order dated December 18, 2002, discovery is now being supervised by a Court-appointed Referee. On the day supervised discovery began, the competitor commenced an action in the Supreme Court of the State of New York, Nassau County, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief. The action claims that the Company used access codes to gain entry into that competitor's website. The Company has denied these allegations and has counterclaimed against the competitor, its President and Fensterstock, alleging misappropriation of client access codes to gain access to the Company's website to unfairly compete with the Company. The counterclaim seeks compensatory damages, costs and attorneys' fees. The parties are currently engaged in discovery in connection with the competitor's action and the Company's counterclaim.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CREDITRISKMONITOR.COM, INC.
                                             (REGISTRANT)


Date: May 15, 2003                      By: /s/ Lawrence Fensterstock
                                                Lawrence Fensterstock
                                                Chief Financial Officer

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


Date: May 15, 2003                      By: /s/ Jerome S. Flum
                                                Jerome S. Flum
                                                Chief Executive Officer

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


Date: May 15, 2003                      By: /s/ Lawrence Fensterstock
                                                Lawrence Fensterstock
                                                Chief Financial Officer