Form 10QSB
period 2003-06-30
CREDITRISKMONITOR COM INC
filed 2003-08-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

Common stock $.01 par value -- 5,419,129 shares outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Consolidated Balance Sheets - June 30, 2003 (Unaudited)
       and December 31, 2002 (Audited).........................................2

       Consolidated Statements of Operations for the Three Months
       Ended June 30, 2003 and 2002 (Unaudited)................................3

       Consolidated Statements of Operations for the Six Months Ended
       June 30, 2003 and 2002 (Unaudited)......................................4

       Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2003 and 2002 (Unaudited)................................5

       Condensed Notes to Consolidated Financial Statements....................6

     Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................9

     Item 3. Controls and Procedures..........................................13

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

SIGNATURES....................................................................15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                                           June 30,          Dec. 31,
                                                             2003              2002
                                                          (Unaudited)       (Audited)

ASSETS
Current assets:
     Cash and cash equivalents                           $    728,225     $    988,427
     Accounts receivable, net of allowance                    416,863          363,773
     Other current assets                                      71,352          131,361
                                                         ------------     ------------

         Total current assets                               1,216,440        1,483,561

Property and equipment, net                                   120,980          161,691
Goodwill, net                                               1,954,460        1,954,460
Prepaid and other assets                                       31,262           21,429
                                                         ------------     ------------

     Total assets                                        $  3,323,142     $  3,621,141
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Deferred revenue                                    $  2,015,221     $  1,934,732
     Accounts payable                                         188,867          112,470
     Accrued expenses                                         132,544           93,425
     Current portion of long-term debt                         92,574           81,523
     Current portion of capitalized lease obligations          11,408           10,652
                                                         ------------     ------------

         Total current liabilities                          2,440,614        2,232,802
                                                         ------------     ------------

Long-term debt, net of current portion:
     Promissory note                                          667,108          711,115
     Capitalized lease obligations                              7,359           13,259
                                                         ------------     ------------
                                                              674,467          724,374
Deferred rent payable                                           6,945            8,347
Deferred compensation                                         238,750          226,250
                                                         ------------     ------------

         Total liabilities                                  3,360,776        3,191,773
                                                         ------------     ------------

Stockholders' equity (deficit):
     Common stock                                              54,191           54,191
     Additional paid-in capital                            27,201,171       27,201,171
     Accumulated deficit                                  (27,292,996)     (26,825,994)
                                                         ------------     ------------

         Total stockholders' equity (deficit)                 (37,634)         429,368
                                                         ------------     ------------

         Total liabilities and stockholders'
              equity (deficit)                           $  3,323,142     $  3,621,141
                                                         ============     ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                         2003           2002
                                                         ----           ----

Operating revenues                                   $   763,316    $   794,071

Operating expenses:
     Data and product costs                              312,229        388,613
     Selling, general and administrative expenses        655,202        451,599
     Depreciation and amortization                        23,408         27,044
                                                     -----------    -----------

         Total operating expenses                        990,839        867,256
                                                     -----------    -----------

Loss from operations                                    (227,523)       (73,185)
Other income                                               1,406          4,046
Interest expense                                         (20,812)       (23,285)
                                                     -----------    -----------

Loss before income taxes                                (246,929)       (92,424)
Provision for state and local income taxes                   390           --
                                                     -----------    -----------

Net loss                                             $  (247,319)   $   (92,424)
                                                     ===========    ===========

Net loss per share of common stock:

     Basic and diluted                               $     (0.05)   $     (0.02)
                                                     ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                 5,419,129      5,419,129
                                                     ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                         2003           2002
                                                         ----           ----

Operating revenues                                   $ 1,453,494    $ 1,580,205

Operating expenses:
     Data and product costs                              643,684        750,520
     Selling, general and administrative expenses      1,191,404        898,342
     Depreciation and amortization                        47,273         53,508
                                                     -----------    -----------

         Total operating expenses                      1,882,361      1,702,370
                                                     -----------    -----------

Loss from operations                                    (428,867)      (122,165)
Other income                                               4,418          8,618
Interest expense                                         (41,853)       (47,700)
                                                     -----------    -----------

Loss before income taxes                                (466,302)      (161,247)
Provision for state and local income taxes                   700          1,220
                                                     -----------    -----------

Net loss                                             $  (467,002)   $  (162,467)
                                                     ===========    ===========

Net loss per share of common stock:

     Basic and diluted                               $     (0.09)   $     (0.03)
                                                     ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                 5,419,129      5,381,629
                                                     ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                           2003          2002
                                                           ----          ----

Cash flows from operating activities:
     Net loss                                         $  (467,002)  $  (162,467)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation                                 47,273        53,508
              Deferred compensation                        12,500        12,500
              Deferred rent                                (1,402)           42
     Changes in operating assets and liabilities:
         Accounts receivable                              (53,090)      245,629
         Other current assets                              60,009        99,963
         Prepaid and other assets                          (9,833)      (14,375)
         Deferred revenue                                  80,489      (185,106)
         Accounts payable                                  76,397        39,216
         Accrued expenses                                  39,119        15,234
                                                      -----------   -----------
Net cash (used in) provided by operating activities      (215,540)      104,144
                                                      -----------   -----------

Cash flows from investing activities:
     Purchase of fixed assets                              (6,562)      (19,574)
                                                      -----------   -----------

Net cash used in investing activities                      (6,562)      (19,574)
                                                      -----------   -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                 --               8
     Payments on promissory notes                         (32,956)      (72,937)
     Payments on capital lease obligation                  (5,144)       (2,853)
                                                      -----------   -----------

Net cash used in financing activities                     (38,100)      (75,782)
                                                      -----------   -----------

Net (decrease) increase in cash and cash
     equivalents                                         (260,202)        8,788
Cash and cash equivalents at beginning of
     period                                               988,427     1,320,696
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   728,225   $ 1,329,484
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

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 30, 2003 and the results of its operations and its cash flows for the six-month periods ended June 30, 2003 and 2002.

Results of operations for the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

The Company incorporated a new subsidiary during 2002, which has been inactive to date.

(2) Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to its stock-based employee compensation plan for the periods noted:

                                             3 Months Ended            6 Months Ended
                                                 June 30,                  June 30,
                                                 --------                  --------
                                            2003         2002         2003         2002
                                            ----         ----         ----         ----

Net loss
   As reported                           $(247,319)   $ (92,424)   $(467,002)   $(162,467)
   Less: Total stock-based employee
       Compensation expense determined
       under fair value based method
       for all awards, net of related
       tax benefits or effects               3,596          522        7,214        1,023
                                         ---------    ---------    ---------    ---------

   Pro forma                             $(243,723)   $ (91,902)   $(459,788)   $(161,444)
                                         =========    =========    =========    =========
Net loss per share - basic and
   diluted
       As reported                       $   (0.05)   $   (0.02)   $   (0.09)   $   (0.03)
       Pro forma                         $   (0.04)   $   (0.02)   $   (0.08)   $   (0.03)

(3) Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 is effective for CRM beginning with our third quarter, 2003. The Company holds no derivative instruments and does not engage in hedging activities.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 does not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly-owned subsidiaries. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The Company has no obligations regarding FIN No. 45.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had cash, cash equivalents and other liquid assets of $728,000 compared to $988,000 at December 31, 2002. The Company's working capital deficit at June 30, 2003 was approximately $1,224,000 compared to a working capital deficit of $749,000 at December 31, 2002. This decrement was due to a $260,000 decrease in cash and cash equivalents, a $60,000 decrease in other current assets, a $116,000 increase in accounts payable and accrued expenses, a $80,000 increase in deferred revenue and a $12,000 increase in the current portion of long-term obligations, offset in part by a $53,000 increase in accounts receivable. The Company has no bank lines of credit or other currently available credit sources.

For the six months ended June 30, 2003, the Company reported a $260,000 decrease in cash and cash equivalents compared to a $9,000 increase for the same period in the prior fiscal year. The Company expects to continue to be cash flow negative, after debt service, during 2003. However, the Company believes that it has sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                                   3 Months Ended June 30,
                                                   -----------------------
                                                2003                      2002
                                                ----                      ----
                                                     % of Total                % of Total
                                         Amount        Income      Amount        Income
                                         ------        ------      ------        ------

Operating revenues                     $ 763,316       100.00%   $ 794,071       100.00%

Operating expenses:
   Data and product costs                312,229        40.90%     388,613        48.94%
   Selling, general & administrative     655,202        85.84%     451,599        56.87%
   Depreciation and amortization          23,408         3.07%      27,044         3.41%
                                       ---------    ---------    ---------    ---------
     Total operating expenses            990,839       129.81%     867,256       109.22%
                                       ---------    ---------    ---------    ---------

Loss from operations                    (227,523)      -29.81%     (73,185)       -9.22%
Other income                               1,406         0.18%       4,046         0.51%
Interest expense                         (20,812)       -2.73%     (23,285)       -2.93%
                                       ---------    ---------    ---------    ---------

Loss before income taxes                (246,929)      -32.35%     (92,424)      -11.64%
Income taxes                                 390         0.05%        --           --  %
                                       ---------    ---------    ---------    ---------

Net loss                               $(247,319)      -32.40%   $ (92,424)      -11.64%
                                       =========    =========    =========    =========

Operating revenues decreased 4% for the three months ended June 30, 2003. This decrease was primarily due to a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 20% for the second quarter of 2003 compared to the same period of fiscal 2002. This decrease was primarily due to the lower cost of acquiring third-party international credit reports as the result of lower sales volume and lower salary and related employee benefits resulting from a decrease in headcount offset in part by the higher cost of acquiring data for the Company's domestic service due to additional content.

Selling, general and administrative expenses increased 45% for the second quarter of fiscal 2003 compared to the same period of fiscal 2002. This increase was primarily due to higher legal fees incurred in connection with the Company's legal proceeding as well as higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months.

Depreciation and amortization decreased 13% for the second quarter of fiscal 2003 compared to the same period of fiscal 2002. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

Other income decreased 65% for the second quarter of fiscal 2003 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the current quarter compared to the same period last year.

Interest expense decreased 11% for the second quarter of fiscal 2003 compared to the same period of fiscal 2002. This decrease was due to a lower outstanding promissory note balance.

The Company incurred a net loss of $247,000 and $92,000 for the three months ended June 30, 2003 and 2002, respectively.

                                                      6 Months Ended June 30,
                                                      -----------------------
                                                  2003                       2002
                                                  ----                       ----
                                                      % of Total                  % of Total
                                          Amount        Income        Amount        Income
                                          ------        ------        ------        ------

Operating revenues                     $ 1,453,494       100.00%   $ 1,580,205       100.00%

Operating expenses:
   Data and product costs                  643,684        44.29%       750,520        47.50%
   Selling, general & administrative     1,191,404        81.97%       898,342        56.85%
   Depreciation and amortization            47,273         3.25%        53,508         3.39%
                                       -----------    ---------    -----------    ---------
     Total operating expenses            1,882,361       129.51%     1,702,370       107.73%
                                       -----------    ---------    -----------    ---------

Loss from operations                      (428,867)      -29.51%      (122,165)       -7.73%
Other income                                 4,418         0.30%         8,618         0.55%
Interest expense                           (41,853)       -2.88%       (47,700)       -3.02%
                                       -----------    ---------    -----------    ---------

Loss before income taxes                  (466,302)      -32.08%      (161,247)      -10.20%
Income taxes                                   700         0.05%         1,220         0.08%
                                       -----------    ---------    -----------    ---------

Net loss                               $  (467,002)      -32.13%   $  (162,467)      -10.28%
                                       ===========    =========    ===========    =========

      Operating revenues decreased 8% for the six months ended June 30, 2003 compared to the same period of fiscal 2002. This decrease was primarily due to a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

      Data and product costs decreased 14% for the first six months of 2003 compared to the same period of fiscal 2002. This decrease was primarily due to the lower cost of acquiring third-party international credit reports as the result of lower sales volume and lower salary and related employee benefits resulting from a decrease in headcount offset in part by the higher cost of acquiring data for the Company's domestic service due to additional content.

      Selling, general and administrative expenses increased 33% for the first six months of fiscal 2003 compared to the same period of fiscal 2002. This increase was primarily due to higher legal fees incurred in connection with the Company's legal proceeding as well as higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months offset by a reduction in marketing expenses.

      Depreciation and amortization decreased 12% for the first six months of fiscal 2003 compared to the same period of fiscal 2002. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

      Other income decreased 49% for six months ended June 30, 2003 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the 2003 period compared to the same period last year.

      Interest expense decreased 12% for the first six months of fiscal 2003 compared to the same period of fiscal 2002. This decrease was due to a lower outstanding promissory note balance.

      The Company incurred a net loss of $467,000 and $162,000 for the six months ended June 30, 2003 and 2002, respectively.

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

      Revenue recognition -- CRM's domestic and international service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records accounts receivable and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company's third-party international credit reporting service is recognized as information is delivered and products and services are used by customers.

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

FUTURE OPERATIONS

The Company, over time, intends to expand its operations by expanding the breadth and depth of its product and service offerings and the introduction of new or complementary products. For example, in the second quarter of 2003 the Company introduced its new international service. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

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

Item 3. Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective as of the end of the period covered by this quarterly report on Form 10-QSB.

There were no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported: (a) On April 20, 2001, the Company filed an action (the "Company Action") in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock ("Fensterstock") and a competitor seeking injunctive relief, declaratory relief and monetary damages; (b) thereafter, the parties entered into a Settlement Agreement pursuant to which Fensterstock and the competitor were restricted from engaging in certain activities that was approved and so ordered by the Court in July 2001; (c) on November 27, 2001 the Company commenced contempt proceedings (the "Contempt Proceedings") against Fensterstock and the competitor in the same Court seeking monetary damages, punitive damages and injunctive relief for violation of the Settlement Agreement and July 2001 Court Order; (d) in February 2003, the competitor commenced an action (the "Competitor Action") in the same Court, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief; and (e) the Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Fensterstock.

The parties currently are engaged in discovery in the Contempt Proceedings and a hearing is scheduled to begin on September 15, 2003.

The parties currently are also engaged in discovery in connection with the Competitor Action. A status conference is scheduled on September 30, 2003 and a trial date is scheduled for June 4, 2004. The Company believes that the competitor's claims are without merit.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1  Certification of the Chief Executive Officer.

      31.2  Certification of the Chief Financial Officer.

      32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREDITRISKMONITOR.COM, INC.
                                                 (REGISTRANT)


Date: August 14, 2003                     By: /s/ Lawrence Fensterstock
                                                  Lawrence Fensterstock
                                                  Chief Financial Officer