Form 10QSB
period 2003-09-30
CREDITRISKMONITOR COM INC
filed 2003-11-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from      to
                                                   ------  -----

                          Commission file number 1-8601

                           CREDITRISKMONITOR.COM, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        36-2972588
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

        Common stock $.01 par value - 5,554,129 shares outstanding as of
                               October 31, 2003.
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2003 (Unaudited)
         and December 31, 2002 (Audited) ..................................    2

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 2003 and 2002 (Unaudited) ....................    3

         Consolidated Statements of Operations for the Nine Months Ended
         September 30, 2003 and 2002 (Unaudited) ..........................    4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2003 and 2002 (Unaudited) ....................    5

         Condensed Notes to Consolidated Financial Statements .............    6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................    9

     Item 3. Controls and Procedures ......................................   15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ............................................   16

     Item 2. Changes in Securities and Use of Proceeds ....................   16

     Item 6. Exhibits and Reports on Form 8-K .............................   16

SIGNATURES ................................................................   18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                        Sept. 30,       Dec. 31,
                                                           2003           2002
                                                       (Unaudited)     (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                         $    585,662   $    988,427
     Accounts receivable, net of allowance                  252,501        363,773
     Other current assets                                   117,927        131,361
                                                       ------------   ------------

         Total current assets                               956,090      1,483,561

Property and equipment, net                                  98,784        161,691
Goodwill, net                                             1,954,460      1,954,460
Prepaid and other assets                                     25,071         21,429
                                                       ------------   ------------

     Total assets                                      $  3,034,405   $  3,621,141
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Deferred revenue                                  $  1,910,486   $  1,934,732
     Accounts payable                                       225,289        112,470
     Accrued expenses                                       111,816         93,425
     Current portion of long-term debt                       94,979         81,523
     Current portion of capitalized lease obligations        11,808         10,652
                                                       ------------   ------------

         Total current liabilities                        2,354,378      2,232,802
                                                       ------------   ------------

Long-term debt, net of current portion:
     Promissory note                                        644,244        711,115
     Capitalized lease obligations                            4,252         13,259
                                                       ------------   ------------
                                                            648,496        724,374
Deferred rent payable                                         6,244          8,347
Deferred compensation                                       238,750        226,250
                                                       ------------   ------------

         Total liabilities                                3,247,868      3,191,773
                                                       ------------   ------------

Stockholders' equity (deficit):
     Common stock                                            55,541         54,191
     Additional paid-in capital                          27,219,629     27,201,171
     Accumulated deficit                                (27,488,633)   (26,825,994)
                                                       ------------   ------------

         Total stockholders' equity (deficit)              (213,463)       429,368
                                                       ------------   ------------

         Total liabilities and stockholders'
              equity (deficit)                         $  3,034,405   $  3,621,141
                                                       ============   ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                          2003          2002
                                                          ----          ----

Operating revenues                                    $   756,999   $   743,614

Operating expenses:
     Data and product costs                               290,896       357,638
     Selling, general and administrative expenses         620,271       380,064
     Depreciation and amortization                         22,195        26,569
                                                      -----------   -----------

         Total operating expenses                         933,362       764,271
                                                      -----------   -----------

Loss from operations                                     (176,363)      (20,657)
Other income                                                1,010         6,197
Interest expense                                          (20,001)      (22,907)
                                                      -----------   -----------

Loss before income taxes                                 (195,354)      (37,367)
Provision for state and local income taxes                    282            --
                                                      -----------   -----------

Net loss                                              $  (195,636)  $   (37,367)
                                                      ===========   ===========

Net loss per share of common stock:

     Basic and diluted                                $     (0.04)  $     (0.01)
                                                      ===========   ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                  5,512,879     5,419,129
                                                      ===========   ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                          2003          2002
                                                          ----          ----

Operating revenues                                    $ 2,210,493   $ 2,323,819

Operating expenses:
     Data and product costs                               934,580     1,108,157
     Selling, general and administrative expenses       1,811,675     1,278,405
     Depreciation and amortization                         69,469        80,077
                                                      -----------   -----------

         Total operating expenses                       2,815,724     2,466,639
                                                      -----------   -----------

Loss from operations                                     (605,231)     (142,820)
Other income                                                5,428        14,815
Interest expense                                          (61,854)      (70,608)
                                                      -----------   -----------

Loss before income taxes                                 (661,657)     (198,613)
Provision for state and local income taxes                    982         1,220
                                                      -----------   -----------

Net loss                                              $  (662,639)  $  (199,833)
                                                      ===========   ===========

Net loss per share of common stock:

     Basic and diluted                                $     (0.12)  $     (0.04)
                                                      ===========   ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                  5,450,379     5,394,129
                                                      ===========   ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                          2003          2002
                                                          ----          ----

Cash flows from operating activities:
     Net loss                                         $  (662,639)  $  (199,833)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation                                 69,469        80,077
              Deferred compensation                        12,500        18,750
              Deferred rent                                (2,103)           63
     Changes in operating assets and liabilities:
         Accounts receivable                              111,272       331,459
         Other current assets                              13,434       175,859
         Prepaid and other assets                          (3,642)       15,274
         Deferred revenue                                 (24,246)     (342,342)
         Accounts payable                                 112,819         5,381
         Accrued expenses                                  18,391        (8,998)
                                                      -----------   -----------
Net cash (used in) provided by operating activities      (354,745)       75,690
                                                      -----------   -----------

Cash flows from investing activities:
     Purchase of fixed assets                              (6,562)      (20,111)
                                                      -----------   -----------

Net cash used in investing activities                      (6,562)      (20,111)
                                                      -----------   -----------

Cash flows from financing activities:
     Issuance of common stock                              19,800            --
     Proceeds from exercise of stock options                    8             8
     Payments on promissory notes                         (53,415)     (118,171)
     Payments on capital lease obligation                  (7,851)       (5,497)
                                                      -----------   -----------

Net cash used in financing activities                     (41,458)     (123,660)
                                                      -----------   -----------

Net decrease in cash and cash equivalents                (402,765)      (68,081)
Cash and cash equivalents at beginning of
     period                                               988,427     1,320,696
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   585,662   $ 1,252,615
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

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 2003 and the results of its operations and its cash flows for the nine-month periods ended September 30, 2003 and 2002.

Results of operations for the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results of a full year.

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

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to its stock-based employee compensation plan for the periods noted:

                                             3 Months Ended          9 Months Ended
                                              September 30,           September 30,
                                              -------------           -------------
                                             2003        2002        2003        2002
                                             ----        ----        ----        ----
Net loss
     As reported                          $(195,636)  $ (37,367)  $(662,639)  $(199,833)
     Less: Total stock-based employee
         compensation expense determined
         under fair value based method
         for all awards, net of related
         tax benefits or effects            (13,377)     12,621      (6,163)     13,644
                                          ---------   ---------   ---------   ---------

     Pro forma                            $(209,013)  $ (24,746)  $(668,802)  $(186,189)
                                          =========   =========   =========   =========
Net loss per share - basic and
     diluted
         As reported                      $   (0.04)  $   (0.01)  $   (0.12)  $   (0.04)
         Pro forma                        $   (0.04)  $   (0.00)  $   (0.12)  $   (0.03)

(3) Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 became effective for CRM beginning with our third quarter, 2003. The Company holds no derivative instruments and does not engage in hedging activities.

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

(4) Legal Proceedings

As previously reported: (a) on April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock and a competitor (collectively, the "Defendants"), seeking injunctive relief, declaratory relief and monetary damages; (b) thereafter, the parties entered into a Settlement Agreement that was approved and so ordered by the Court in July 2001 pursuant to which the Defendants were restricted from engaging in certain activities; and (c) on November 27, 2001 the Company commenced contempt proceedings (the "Contempt Proceedings") against the Defendants in the same Court seeking monetary and punitive damages, legal costs and injunctive relief for violation of the Settlement Agreement and the July 2001 Court order. After extensive discovery in the Contempt Proceedings, a judicial hearing began on September 15, 2003 and is expected to conclude by year end.

In February 2003, the competitor commenced an action (the "Competitor Action") in the same Court, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief. The Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock. The parties currently are engaged in discovery in connection with the Competitor Action and a trial date is scheduled for June 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had cash, cash equivalents and other liquid assets of $586,000 compared to $988,000 at December 31, 2002. The Company's working capital deficit at September 30, 2003 was approximately $1,398,000 compared to a working capital deficit of $749,000 at December 31, 2002. This decrement was due to a $403,000 decrease in cash and cash equivalents, a $111,000 decrease in accounts receivable, a $13,000 decrease in other current assets, a $131,000 increase in accounts payable and accrued expenses and a $15,000 increase in the current portion of long-term obligations, offset in part by a $24,000 decrease in deferred revenue. The Company has no bank lines of credit or other currently available credit sources.

For the nine months ended September 30, 2003, the Company reported a $403,000 decrease in cash and cash equivalents compared to a $68,000 decrease for the same period in the prior fiscal year. Almost 80% of the current year's negative cash flow is attributable to expenses incurred in connection with the litigation described in Part II, Item 1 (the "Litigation"). The expenses of the Litigation also accounted for approximately 96% and 62% of the Company's net loss for the three and nine months ended September 30, 2003, respectively.

The Company expects to continue to be cash flow negative, after debt service, during the balance of 2003. To address the Company's declining cash position, the Company has commenced a private offering of shares of common stock to accredited investors (the "Offering"). Pursuant to the Offering, a minimum of 700,000 shares of common stock and a maximum of 1,700,000 shares of common stock are being offered hereby, at a purchase price of $.45 per share, or an aggregate purchase price of $315,000 if the minimum is sold and an aggregate purchase price of $765,000 if the maximum is sold. The Offering is for a period of forty-five (45) days from October 24, 2003 and may be extended for up to an additional sixty (60) days in the Company's sole discretion, provided there has been a closing as to a minimum of $315,000 of common stock on or before December 8, 2003. The Company has reserved the right to increase the maximum number of shares to be sold in the Offering. The Offering is being made by the Company and no commissions will be paid for common shares sold. The Company has been advised by Flum Partners, the majority shareholder of the Company, that it intends to purchase not less than the minimum of $315,000 of common stock on the terms set forth in the Offering.

The Company believes that upon conclusion of the hearing in the Contempt Proceedings (see Part II, Item 1), which began on September 15, 2003, the negative cash flow impact of its legal fees is likely to be substantially eliminated or at least materially reduced, as discussed further below. There can be no assurance that these expected results will be achieved within the anticipated periods, if at all. Should the obligation to pay significant legal fees continue through 2003 and into 2004, after giving effect to the proceeds of the Offering the Company believes it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months.

The Company is unable to predict the outcome of the Contempt Proceedings. It believes, however, that upon conclusion of the hearing, its legal fees, which have impacted materially its net losses and cash flow, will be substantially eliminated or reduced in the following circumstances:

      (a) its legal fees will be substantially eliminated if the Company either loses in the Contempt Proceedings or if the Company wins and the Defendants do not appeal; and

      (b) its legal fees will be materially reduced if the Company wins in the Contempt Proceedings and one or both Defendants appeal; in the event of an appeal, it is expected that the appellant(s) will be required to post a bond that, in whole or in part, will secure any damages which may be awarded by the court.

The Company further believes that if it is successful in the Contempt Proceedings, the Company may become entitled to a substantial award of actual and/or punitive damages as well as its court costs and legal fees. In addition, if the Defendants no longer are permitted to engage in anti-competitive activities, the Company's ability to retain and/or obtain customers would be materially improved. There can be no assurance that any of the above results will be achieved within the anticipated periods, if at all, or that any damage award will be collectible in whole or in part. If the Company's obligation to pay legal fees should continue materially unabated in 2004, the resulting costs could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

With regard to the Competitor Action described in Part II, Item 1, the Company believes that (a) the competitor's claims are without merit, (b) in any event, the Company's counterclaims should reduce or eliminate the effect of any recovery the competitor may obtain, and (c) even if the competitor pursues the Competitor Action after the conclusion of the hearing in the Contempt Proceedings, the Company's ongoing legal fees should nevertheless be materially reduced. There can be no assurance that any of the above results will be achieved. If the Company should be unsuccessful in defending the Competitor Action, the resulting liability and/or costs could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                                 3 Months Ended September 30,
                                                2003                      2002
                                                ----                      ----
                                                   % of Total                % of Total
                                        Amount       Income       Amount       Income
                                        ------       ------       ------       ------
Operating revenues                    $  756,999     100.00%    $  743,614     100.00%

Operating expenses:
   Data and product costs                290,896      38.43%       357,638      48.09%
   Selling, general & administrative     620,271      81.94%       380,064      51.11%
   Depreciation and amortization          22,195       2.93%        26,569       3.57%
                                      ----------   --------     ----------    -------
     Total operating expenses            933,362     123.30%       764,271     102.78%
                                      ----------   --------     ----------    -------

Loss from operations                    (176,363)    -23.30%       (20,657)     -2.78%
Other income                               1,010       0.13%         6,197       0.83%
Interest expense                         (20,001)     -2.64%       (22,907)     -3.08%
                                      ----------   --------     ----------    -------

Loss before income taxes                (195,354)    -25.81%       (37,367)     -5.03%
Income taxes                                 282       0.04%            --         --%
                                      ----------   --------     ----------    -------

Net loss                              $ (195,636)    -25.84%    $  (37,367)     -5.03%
                                      ==========   ========     ==========    =======

Operating revenues increased 2% for the three months ended September 30, 2003 compared to the same period of fiscal 2002. This increase was due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in subscription revenue from the Company's third-party international credit reports.

Data and product costs decreased 19% for the third quarter of 2003 compared to the same period of fiscal 2002. This decrease was primarily due to lower salary and related employee benefits, resulting from a decrease in headcount, and the lower cost of acquiring data for the Company's domestic service, due to a change in data providers, offset in part by higher professional fees paid to outside consultants.

Selling, general and administrative expenses increased 63% for the third quarter of fiscal 2003 compared to the same period of fiscal 2002. This increase was primarily due to higher legal fees incurred in connection with the Litigation as well as higher salary and related employee benefit costs, due to an increase in the Company's sales force during the past 12 months.

Depreciation and amortization decreased 16% for the third quarter of fiscal 2003 compared to the same period of fiscal 2002. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

Other income decreased 84% for the third quarter of fiscal 2003 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the current quarter compared to the same period last year.

Interest expense decreased 13% for the third quarter of fiscal 2003 compared to the same period of fiscal 2002. This decrease was due to a lower outstanding promissory note balance.

The Company incurred a net loss of $196,000 and $37,000 for the three months ended September 30, 2003 and 2002, respectively. The expenses of the Litigation accounted for approximately 96% of the Company's net loss for the three months ended September 30, 2003.

                                                  9 Months Ended September 30,
                                                2003                         2002
                                                ----                         ----
                                                    % of Total                  % of Total
                                        Amount        Income        Amount        Income
                                        ------        ------        ------        ------
Operating revenues                    $ 2,210,493     100.00%    $ 2,323,819       100.00%

Operating expenses:
   Data and product costs                 934,580      42.28%      1,108,157        47.69%
   Selling, general & administrative    1,811,675      81.96%      1,278,405        55.01%
   Depreciation and amortization           69,469       3.14%         80,077         3.45%
                                      -----------    -------     -----------     --------
     Total operating expenses           2,815,724     127.38%      2,466,639       106.15%
                                      -----------    -------     -----------     --------

Loss from operations                     (605,231)    -27.38%       (142,820)       -6.15%
Other income                                5,428       0.25%         14,815         0.64%
Interest expense                          (61,854)     -2.80%        (70,608)       -3.04%
                                      -----------    -------     -----------     --------

Loss before income taxes                 (661,657)    -29.93%       (198,613)       -8.55%
Income taxes                                  982       0.04%          1,220         0.05%
                                      -----------    -------     -----------     --------

Net loss                              $  (662,639)    -29.98%    $  (199,833)       -8.60%
                                      ===========    =======     ===========     ========

Operating revenues decreased 5% for the nine months ended September 30, 2003 compared to the same period of fiscal 2002. This decrease was primarily due to a decrease in subscription revenue from the Company's third-party international credit reports offset in part by higher revenues generated from an increase in the number of subscribers to the Company's Internet subscription service.

Data and product costs decreased 16% for the first nine months of 2003 compared to the same period of fiscal 2002. This decrease was primarily due to the lower cost of acquiring third-party international credit reports, as the result of lower sales volume, and lower salary and related employee benefits, resulting from a decrease in headcount, offset in part by the higher cost of acquiring data for the Company's domestic service due to additional content.

Selling, general and administrative expenses increased 42% for the first nine months of fiscal 2003 compared to the same period of fiscal 2002. This increase was primarily due to higher legal fees incurred in connection with the Litigation as well as higher salary and related employee benefit costs, due to an increase in the Company's sales force during the past 12 months, offset by a reduction in marketing expenses.

Depreciation and amortization decreased 13% for the first nine months of fiscal 2003 compared to the same period of fiscal 2002. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

Other income decreased 63% for nine months ended September 30, 2003 compared to the same period last year. This decrease was due to the Company having less funds invested in interest bearing accounts as well as lower interest rates paid on these investments during the 2003 period compared to the same period last year.

Interest expense decreased 12% for the first nine months of fiscal 2003 compared to the same period of fiscal 2002. This decrease was due to a lower outstanding promissory note balance.

The Company incurred a net loss of $663,000 and $200,000 for the nine months ended September 30, 2003 and 2002, respectively. The expenses of the Litigation accounted for approximately 62% of the Company's net loss for the nine months ended September 30, 2003.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

The Company's consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management continually evaluates its estimates and judgments, the most critical of which are those related to:

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

As a result of the Company's limited operating history and the emerging nature of the market in which it competes, the Company's ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and to a large extent are fixed. Sales and operating results generally depend on the Company's ability to attract and retain customers and the volume of and timing of their subscriptions for the Company's services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Achieving profitability depends on the Company's ability to generate and sustain substantially increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in marketing and promotion, product development and technology and operating infrastructure development. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors,
(iv) price competition, (v) the level of use of the Internet and online services and increasing acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure, (vii) the Company's ability to attract new personnel in a timely and effective manner,
(viii) the level of traffic on the Company's Web site, (ix) the Company's ability to manage effectively its development of new business segments and markets, (x) the Company's ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty,
(xvi) continued litigation costs or other unanticipated expenses, and (xvii) general economic conditions and economic conditions specific to the Internet and online commerce.

Due to the foregoing factors and the Company's limited forecasting abilities, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported: (a) on April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock and a competitor (collectively, the "Defendants"), seeking injunctive relief, declaratory relief and monetary damages; (b) thereafter, the parties entered into a Settlement Agreement that was approved and so ordered by the Court in July 2001 pursuant to which the Defendants were restricted from engaging in certain activities; and (c) on November 27, 2001 the Company commenced contempt proceedings (the "Contempt Proceedings") against the Defendants in the same Court seeking monetary and punitive damages, legal costs and injunctive relief for violation of the Settlement Agreement and the July 2001 Court order. After extensive discovery in the Contempt Proceedings, a judicial hearing began on September 15, 2003 and is expected to conclude by year end.

In February 2003, the competitor commenced an action (the "Competitor Action") in the same Court, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief. The Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock. The parties currently are engaged in discovery in connection with the Competitor Action and a trial date is scheduled for June 2004.

See Part I, Item 2 for further information regarding the Contempt Proceedings and the Competitor Action.

Item 2. Changes in Securities and Use of Proceeds

On August 21, 2003, the Company sold 75,000 shares of its common stock to Jerome
S. Flum, its Chairman and Chief Executive Officer, for a cash purchase price of $8.25 ($0.00011 per share) upon his exercise of an Incentive Stock Option. On April 1, 2002, the Company sold a like number of shares to Mr. Flum, for the same price, upon his exercise of a like Option.

Mr. Flum is an "accredited investor", as such term is defined in Section 501 of Regulation D under the Securities Act of 1933, as amended (the "Act"), and no other stock options have been exercised under the Company's stock option plans during the past three years. Accordingly, the Company believes that the sales to Mr. Flum are exempt from registration under the Act pursuant to Section 4(2) thereof.

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

                                         CREDITRISKMONITOR.COM, INC.
                                                 (REGISTRANT)


Date: November 14, 2003                   By: /s/ Lawrence Fensterstock
                                                  Lawrence Fensterstock
                                                  Chief Financial Officer