Form 10KSB
period 2003-12-31
CREDITRISKMONITOR COM INC
filed 2004-03-30
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended: December 31, 2003

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for the most recent fiscal year. $3,042,635

The aggregate market value of the Registrant's common stock held by non-affiliates as of March 9, 2004 was $898,444. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 7,407,462 shares of common stock $.01 par value outstanding as of March 9, 2004.

Documents incorporated by reference: None

Transitional Small Business Format (check one): Yes |_|; No |X|

                                     PART I

ITEM 1. BUSINESS

      In addition to historical information, the following discussion of the Company's business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "The CreditRiskMonitor Business", "The Company's Goals", "Marketing and Sales" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the "Company" or "CRM") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2004.

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

      During January 1999, the Company completed a private placement of 1,300,000 shares of its Common Stock to approximately 25 "accredited investors" (the "1999 Private Placement"). The proceeds from the 1999 Private Placement financed the cash portion of the CM Service acquisition and the remainder was used for working capital needs.

      During December 2003, the Company completed a private placement of 1,853,333 shares of its Common Stock to approximately eight "accredited investors" (the "2003 Private Placement"). The proceeds from the 2003 Private Placement are being used for future working capital needs.

The CreditRiskMonitor Business

      CRM is an interactive Internet-based financial information and news service designed specifically for corporate credit professionals.

CRM's service analyzes business/commercial credit risk as contrasted to the credit risk of individuals. For example, when an individual purchases a television set, before the television leaves the store a payment is made via cash, check or credit card. However, in a business-to-business transaction, e.g., for $20,000 of widgets, the seller usually will ship before the buyer pays
- there is an extension of trade credit by the seller. The terms of trade credit could be 2%-10 days, net 30 (a 2% deduction from the price if payment is made within 10 days but, if not, payment in full must be made within 30 days). It is the extension of this credit that is referred to as trade credit risk. CRM's service is usually purchased by the seller to review the risks of extending trade credit to the purchaser. If the purchaser is unable to pay, the seller can suffer substantial losses (e.g., Assuming a 10% pre-tax margin it will take $10 of sales to offset each $1 of bad debt). This decision to ship prior to payment may be made under intense time pressure, with potentially adverse results if the credit manager has inaccurate or stale information. The Company believes that, with the downsizing of corporate America and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. Simultaneously, the Company further believes that there has been an explosion in available information, resulting in an overwhelming amount of data and limited time for research and analysis.

CRM's credit risk analysis service is the result of management's experience in the commercial credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRM to satisfy the credit industry's requirements for a timely, technologically advanced, low cost credit information service. CRM sells the following commercial credit analysis services to corporate credit managers:

      (1) Coverage of approximately 16,200 U.S. and Canadian public companies with full financial analysis and up-to-date financial news coverage for purposes of credit evaluation. This service is supplemented with the publishing of trade data and public filing information (i.e., suits, liens, judgments and bankruptcy information) on over 5 million public and private U.S. companies. The coverage format, database design and web format for this service was extensively redesigned throughout 2002 and this new version was introduced in 2002's fourth quarter.

      (2) During 2003, CRM introduced a new service that covers approximately 18,500 foreign public companies with full financial analysis for purposes of credit analyses. This new service duplicates the rapid and extensive financial analysis that is provided in the domestic service described in item (1) above.

      (3) Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CRM through affiliations with third-party suppliers and sold to CRM subscribers.

      CRM's three proprietary services provide the corporate credit professional with a one-stop information service to continuously monitor the creditworthiness of their public company and foreign private company customers, in the shortest possible time and with minimum effort. This timesaving is critical where immediate decisions must be made.

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

      o Profit multiplier. Some of the Company's basic costs are being reduced. On a broad generic basis, computer hardware, software, telecommunications and financial data prices have been coming down for all buyers, including CRM. In addition, CRM has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs, apart from the development cost of enhancing and upgrading the Company's website, are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content of CRM's services if the Company chooses to increase content and not raise prices to cover these additional costs.

      o Self financing. CRM's business has no inventory, manufacturing or warehouse facilities. Thus, it is a low capital intensive business capable of generating high margins and sufficient positive cash flow to grow the business with little need for external capital except for working capital purposes. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

            RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources.)

      o Management. CRM has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company's Goals

      o Lowest cost provider. CRM's analysis and preparation of data into a usable form is nearly 100% computer driven and minimum incremental personnel costs are required to broaden the number of companies analyzed. CRM delivers all of its information to customers via the Internet and there is a seamless interface between the preparation and delivery of a company credit report to a subscriber. Since CRM has automated a significant amount of the processes used to create and deliver our service, CRM's production costs are relatively stable over a wide range of increasing revenue. CRM's cost structure is believed to be one of the lowest in its industry.

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

Net Operating Loss Carryforwards

      As of December 31, 1998, the Company had approximately $13.9 million of net operating loss ("NOL") carryovers. At December 31, 2003, the Company had NOL carryforwards aggregating approximately $7.1 million, including the balance remaining of the 1998 carryovers, expiring in varying amounts over the following twenty (20) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the "Code"), may be used to minimize the Company's liability for taxes on future taxable income of the Company, if any.

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

      See "Risks and Other Considerations - Disallowance of NOL Carryovers" for a discussion of the risk that an "ownership change" may have occurred or could occur which could cause the loss or limitation of the Company's available NOL carryforwards, pursuant to Section 382.

Marketing and Sales

      To gain market share for company credit information, CRM will continue to use the Internet (at our website www.crmz.com) as the primary mechanism for distributing its service. To inform potential subscribers about its service, CRM uses a combination of telemarketing, trade show representation and speaking engagements before credit associations.

Value Proposition

CRM's fundamental value proposition is that CRM creates and sells high quality commercial credit reports at a cost significantly below that of equivalent reports from the leading provider (price comparison as of March 5, 2004). Because D&B(TM) has the largest share of the commercial credit market, their flagship product, the Business Information Report ("BIR"), is the standard by which that market measures both quality and price. CRM's customers clearly agree that the quality and freshness of its commercial credit reports on active public companies is as high, if not higher, than that of the D&B BIRs on the same companies. Moreover, the price of CRM's commercial credit reports is often less than 10% of D&B's price for BIRs on the same companies.

The operational strategy CRM follows to deliver on its value proposition is straightforward. CRM became (and remains) one of the industry's lowest cost producers of high quality commercial credit information by continuously collecting data from a wide variety of sources and employing sophisticated proprietary computer algorithms to process that data into an extensive integrated data base. CRM also employs human review of selected data at critical points in its process to further enhance the quality of its products and their relevance to credit professionals.

CRM employs several different selling strategies to deliver this value to different customer segments:

      o For low-volume customers, CRM sells individual commercial credit reports for a flat price of $49.95 per report, using credit card transactions across the Internet. Although D&B also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a report depends on both the customer's home country and the home country of the company on whom they are inquiring. This pricing schedule includes more than 20 different price points for the D&B BIR alone, ranging from $80 to $570 per report. It is apparently designed to protect D&B's legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering BIRs across internal D&B organizational boundaries. In contrast, CRM was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems.

      o Customers who purchase dozens of credit reports (or more) per year typically have contracts with D&B, at least in the United States. Traditionally, D&B sells such customers prepaid "units" on an annual basis, which they can then use to buy D&B products throughout the year. The price of each unit depends on the number of units being purchased, with the resulting price of a domestic U.S. BIR generally ranging between $40 and $60. If a customer has unused units at the end of the year, D&B allows it to only carry a percentage of them forward, as long as the customer renews for another year for at least the same number of units as the previous year. All other unused units are forfeited. For these customers, CRM's unlimited annual subscription (which also includes continuous monitoring and email alerting of S&P rating changes, SEC filings, and press releases) represents an opportunity to save money by significantly reducing the customer's D&B usage. CRM does not recommend to subscription customers that they drop their D&B contracts altogether. D&B has very broad coverage of private companies, which is unmatched by any other vendor. However, CRM has found that most medium to large sized companies generate a substantial portion of their revenues from trade with public companies, and CRM believes that its reports and monitoring of public companies is superior to what is offered by D&B. The Best Practice that CRM recommends to its subscription customers is to always search CRM's data base first (which does not incur any incremental expense to them) and to save their expensive D&B units for those situations where CRM has no information on the business in question. CRM believes that customers who follow this practice typically find that the reduction in their D&B usage alone pays for the modest CRM subscription fee many times over.

      o The best estimate is that a small percentage of all credit-related business transactions are supported by objective third party credit information. This is not surprising, given the high cost of commercial credit reports from the traditional vendors. CRM breaks that model. By eliminating the incremental cost of a credit report, CRM's unlimited annual subscription enables subscription customers to employ objective credit information in many more transactions than was economically feasible before. The inevitable result is better credit decisions with no increase in costs.

Employees

      As of March 9, 2004, the Company had 26 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

      The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2. PROPERTY.

      The Company does not own any real property. The Company's principal office is located in approximately 5,670 square feet of leased space in an office building located in Floral Park, New York. The lease expires on November 30, 2004 and provides for a monthly cost of $8,509 during the current year, plus escalation for real estate taxes.

ITEM 3. LEGAL PROCEEDINGS.

      As previously reported: (a) on April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock and a competitor (collectively, the "Defendants"), seeking injunctive relief, declaratory relief and monetary damages; (b) thereafter, the parties entered into a Settlement Agreement that was ordered by the Court in July 2001 pursuant to which the Defendants were restricted from engaging in certain activities; and (c) on November 27, 2001 the Company commenced contempt proceedings (the "Contempt Proceedings") against the Defendants in the same Court seeking monetary and punitive damages, legal costs and injunctive relief for violation of the Settlement Agreement and the July 2001 Court order. After extensive discovery in the Contempt Proceedings, a judicial hearing began on September 15, 2003 and concluded on November 21, 2003. Thereafter, the Court ordered that the parties submit post-trial briefs, and the Company submitted its post-trial brief on January 30, 2004 and Defendants submitted their post-trial brief on March 15, 2004. The Company has until April 15, 2004 to submit a Reply to Defendants' post-trial brief.

      In February 2003, the competitor commenced an action (the "Competitor Action") in the same Court, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief. The Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock. The parties currently are engaged in discovery in connection with the Competitor Action.

      In January 2004, the Company filed a second action in the same court by order to show cause against the competitor and Mark McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2003, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURHASES OF EQUITY SECURITIES.

      The Company's Common Stock trades in the over-the-counter market "Bulletin Board Service" under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2002 and 2003. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                            High Bid                Low Bid
                                            --------                -------

2002
         First Quarter                      $ 0.300                 $ 0.150
         Second Quarter                     $ 0.300                 $ 0.240
         Third Quarter                      $ 0.250                 $ 0.100
         Fourth Quarter                     $ 0.250                 $ 0.100

2003
         First Quarter                      $ 0.400                 $ 0.250
         Second Quarter                     $ 0.400                 $ 0.260
         Third Quarter                      $ 0.330                 $ 0.330
         Fourth Quarter                     $ 0.400                 $ 0.340

      On March 9, 2004, there were approximately 318 registered holders of the Company's Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

      The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

      The Company sold 1,853,333 shares of common stock at $0.45 per share for total consideration of $834,000 in December 2003 pursuant to a self-administered Confidential Private Offering Memorandum. The shares were sold only to "accredited investors" as such term is defined under Regulation D of the Securities Act of 1933, as amended.

      The Company did not repurchase any of its common stock during the fourth quarter of 2003.

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

      In December 2003, the Company augmented its working capital by raising $834,000 through the sale of approximately 1.85 million common shares at $0.45 per share in a private placement.

      At December 31, 2003, the Company had cash, cash equivalents and other liquid assets of $1.14 million compared to $988,000 at December 31, 2002. The Company's working capital deficit at December 31, 2003 was approximately $709,000 compared to a working capital deficit of approximately $749,000 at December 31, 2002. This improvement was due to increases of $150,000 in cash and cash equivalents (inclusive of the $834,000 raised in the private placement) and $141,000 in accounts receivable offset by increases of $98,000 in deferred revenue, $115,000 in accounts payable and accrued expenses and $9,000 in the current portion of long-term debt as well as a $29,000 decrease in other current assets. Additionally, the working capital deficit is mainly derived from the $2.0 million in deferred revenue, which should not require any future cash outlay other than to continue to make available its commercial credit reports. The deferred revenue is taken into income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

      For the year ended December 31, 2003, the Company reported a $150,000 increase in cash and cash equivalents, inclusive of the $834,000 raised in the private placement. Excluding the funds raised from the private placement, the Company experienced a $684,000 decrease in cash and cash equivalents during 2003 compared to a $332,000 decrease for the prior fiscal year. Over 86% (or $591,000) of 2003's adjusted negative cash flow is attributable to expenses incurred in connection with the Contempt Proceeding and the Competitor Action described in Part I, Item 3 (collectively, the "Litigation") versus approximately 22% (or $72,000) in 2002. The Litigation expenses also accounted for approximately 83% (or $669,000) and 31% (or $77,000) of the Company's net loss for the years ended December 31, 2003 and 2002, respectively.

      The Company is unable to predict the outcome of the Contempt Proceedings. It believes, however, that its legal fees will be substantially eliminated or reduced in the following circumstances:

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

      The Company further believes that if it is successful in the Contempt Proceedings, the Company may become entitled to a substantial award of actual and/or punitive damages as well as its court costs and legal fees. In addition, if the Defendants no longer are permitted to engage in anti-competitive activities, the Company's ability to retain and/or obtain customers should be materially improved. There can be no assurance that any of the above results will be achieved within the anticipated periods, if at all, or that any damage award will be collectible in whole or in part.

      The parties currently are engaged in discovery in connection with the Competitor Action and a trial is scheduled for June 2004. The Company believes that (a) the competitor's claims are without merit, (b) in any event, the Company's counterclaims should reduce or eliminate the effect of any recovery the competitor may obtain, and (c) even if the competitor pursues the Competitor Action, the Company's ongoing legal fees nevertheless should be materially reduced. There can be no assurance that any of the above results will be achieved.

      While the Company, as noted above, believes that the negative cash flow impact of its legal fees is likely to be substantially eliminated or at least materially reduced, the Company nevertheless may continue to be cash flow negative, after debt service, during 2004, due to its need to make certain additional, non-recurring capital expenditures. This includes the installation of a new, more efficient telephone system, which the Company anticipates can be leased thereby reducing any immediate capital outlay depending upon available funds, and the Company's decision to co-locate its production servers at an offsite location. However, the Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months and, if it is correct in its assessment of the effect of the Litigation on the improvement of its cash flow and gross revenues, for the longer term as well.

      As described more fully in Notes 6 and 8 of the Notes to Consolidated Financial Statements, at December 31, 2003 the Company had certain cash obligations, which are due as follows:

                                                 Less than                                 After
                                      Total       1 Year      1-3 Years     4-5 Years     5 Years
                                      -----       ------      ---------     ---------     -------
Promissory Note                     $711,115      $ 90,328     $210,977     $259,011     $150,799
Capital lease obligations             13,630        10,873        2,757           --           --
Operating leases                      99,038        99,038           --           --           --
                                    --------      --------     --------     --------     --------

Total                               $823,783      $200,239     $213,734     $259,011     $150,799
                                    ========      ========     ========     ========     ========

Off-Balance Sheet Arrangements

      The Company is not a party to any off-balance sheet arrangements.

Results of Operations

      2003 vs. 2002

                                                            Year Ended December 31,
                                                            -----------------------
                                                   2003                                2002
                                                   ----                                ----
                                                         % of Total                           % of Total
                                         Amount            Revenue            Amount            Revenue
                                         ------            -------            ------            -------

Operating revenues                    $ 3,042,635             100.00%      $ 3,069,546             100.00%

Operating expenses:
   Data and product costs               1,194,310              39.25%        1,453,650              47.36%
   Selling, general &
     administrative                     2,490,382*             81.85%        1,688,609*             55.01%
   Depreciation and amortization           88,254               2.90%          104,308               3.40%
                                      -----------        -----------       -----------        -----------

     Total operating expenses           3,772,946             124.00%        3,246,567             105.77%
                                      -----------        -----------       -----------        -----------

Loss from operations                     (730,311)*           -24.00%         (177,021)*            -5.77%
Other income                                6,369               0.21%           17,511               0.57%
Interest expense                          (81,023)             -2.66%          (92,186)             -3.00%
                                      -----------        -----------       -----------        -----------

Loss before income taxes                 (804,965)*           -26.46%         (251,629)*            -8.20%
Income taxes                                  982               0.03%            1,220               0.04%
                                      -----------        -----------       -----------        -----------

Net loss                              $  (805,947)*           -26.49%      $  (252,916)*            -8.24%
                                      ===========        ===========       ===========        ===========

* Litigation expenses were $669,000 and $77,000 in 2003 and 2002, respectively.

      Operating revenues decreased 1% for the year ended December 31, 2003, due to a decrease in subscription revenue from the Company's third-party international credit reports offset in part by an increase in the number of subscribers to the Company's Internet subscription service.

      Data and product costs decreased 18% for fiscal 2003, primarily due to lower salary and related employee benefits, resulting from a decrease in headcount, and the lower cost of acquiring data for the Company's domestic service, due to a change in data providers, offset in part by higher professional fees paid to outside consultants.

      Selling, general and administrative expenses increased 47% for fiscal 2003. This increase was primarily due to higher legal fees incurred in connection with the Litigation ($669,000 in 2003 versus $77,000 in 2002) as well as higher salary and related employee benefit costs, due to an increase in the Company's sales force during the past 12 months.

      Depreciation and amortization decreased 15% for fiscal 2003, due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

      Other income decreased 64% for fiscal 2003, due to a decrease in funds invested in interest bearing accounts as well as lower interest rates paid on these investments during 2003 compared to last year.

      Interest expense decreased 12% for fiscal 2003, due to a lower outstanding promissory note balance.

      The Company incurred net losses of $805,947 and $252,916 for the years ended December 31, 2003 and 2002, respectively. The increase in the net loss is due principally to the increase in Litigation expenses described above.

      2002 vs. 2001

                                                           Year Ended December 31,
                                                           -----------------------
                                                  2002                                2001
                                                  ----                                ----
                                                         % of Total                         % of Total
                                         Amount            Revenue           Amount           Revenue
                                         ------            -------           ------           -------

Operating revenues                    $ 3,069,546            100.00%      $ 2,954,585            100.00%

Operating expenses:
   Data and product costs               1,453,650             47.36%        1,205,821             40.81%
   Selling, general &
     administrative                     1,688,609             55.01%        2,034,617             68.86%
   Depreciation and amortization          104,308              3.40%          223,739              7.57%
                                      -----------       -----------       -----------       -----------
     Total operating expenses           3,246,567            105.77%        3,464,177            117.25%
                                      -----------       -----------       -----------       -----------

Loss from operations                     (177,021)            -5.77%         (509,592)           -17.25%
Other income                               17,511              0.57%           41,567              1.41%
Interest expense                          (92,186)            -3.00%         (103,639)            -3.51%
Write-off of investment                        --              0.00%          (44,000)            -1.49%
                                      -----------       -----------       -----------       -----------

Loss before income taxes                 (251,696)            -8.20%         (615,664)           -20.84%
Income taxes                                1,220              0.04%            3,061              0.10%
                                      -----------       -----------       -----------       -----------

Net loss                              $  (252,916)            -8.24%      $  (618,725)           -20.94%
                                      ===========       ===========       ===========       ===========

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

      As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company's ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and to a large extent are fixed. Sales and operating results generally depend on the Company's ability to attract and retain customers and the volume of and timing of their subscriptions for the Company's services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

      Achieving profitability depends on the Company's ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in marketing and promotion, product development and technology and operating infrastructure development. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Federal Tax Considerations

      The Company has available net operating loss carryforwards ("NOLs"), which may be used to reduce its Federal income tax liability. However, provisions contained in the Internal Revenue Code of 1986, as amended (the "Code"), may impose substantial limitations upon the Company's ability to utilize its NOLs. For example, the Company may be subject to the so-called "alternative minimum tax" which does not always permit full utilization of NOLs otherwise available.

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

Recently Issued Accounting Standards

      In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. This statement does not impact the Company as it has no pension or other postretirement benefit plans.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this statement such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The adoption of the provisions of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

Risks and Other Considerations

      The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or currently deemed immaterial also may impair its business operations. If any of the risks described below actually occur, the Company's business could be impaired.

      From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward-looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" and similar expressions are intended to identify forward-looking statements. The Company's actual future operating results or short-term or long-term liquidity may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including but not limited to the following in addition to those set forth elsewhere herein or in other filings made by the Company with the Commission.

      Limited Operating History of CRM; Anticipated Losses and Negative Cash Flow. The Company has been operating its business since January 1999, when it acquired the assets of the CreditRisk Monitor credit information service. Accordingly, CRM has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company among other things, must maintain and increase its customer base, implement and successfully execute its business and marketing strategy and its expansion into new product markets, effectively integrate acquisitions and other business combinations, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Since inception, CRM has incurred significant losses, and the Company may continue to incur additional losses and negative cash flow at least for the balance of 2004. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

      Unpredictability of Future Revenues and Profits; Potential Fluctuations in Quarterly Operating Results. As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company's ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and to a large extent are fixed. Sales and operating results generally depend on the Company's ability to attract and retain customers and the volume of and timing of their subscriptions for the Company's services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

      The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors,
(iv) price competition, (v) the level of use of the Internet and online services and increasing acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure, (vii) the Company's ability to attract new personnel in a timely and effective manner,
(viii) the level of traffic on the Company's Web site, (ix) the Company's ability to manage effectively its development of new business segments and markets, (x) the Company's ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty,
(xvi) continued litigation costs or other unanticipated expenses, and (xvii) general economic conditions and economic conditions specific to the Internet and online commerce.

      Due to the foregoing factors and the Company's limited forecasting abilities, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

      Competition. The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. The Company's current or potential competitors include (i) companies now selling or who will be selling credit analysis data, such as D&B which currently has the dominant position in the industry and the financial resources to withstand substantial price competition, and (ii) a number of indirect competitors that specialize in online commerce or information or derive a substantial portion of the revenues from online commerce or information, who may offer products, and many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of delivery. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to secure data from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

      The Company expects that the competition in the Internet and online commerce markets will intensify in the future. For example, as various Internet market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on the Company. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Need for Additional Financing; Risks of Default. The Company's future liquidity and capital funding requirements will depend on numerous factors, including whether or when the Company will increase its customer base and revenues, whether and when its litigation costs will cease or be substantially reduced, and the costs and timing of expansion of sales, control of information costs and other expenses and competition. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and may cause a loss or material limitation of the Company's NOL carryovers, and debt financing may be unavailable in light of the first priority liens which have been granted to secure the Company's note to the seller of the assets of its credit information service and, if available, will likely include restrictive covenants, including financial maintenance covenants restricting the Company's ability to incur additional indebtedness and to pay dividends. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company.

      There can be no assurance that the Company will be able to meet its debt service obligations. In the event the Company's cash flow is inadequate to meet its obligations, the Company could face substantial liquidity problems. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants in its indebtedness, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and to foreclose on its collateral, which could cause defaults under other indebtedness of the Company. Any such default could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      System Development and Operation Risks. Any system interruptions that result in the unavailability of the Company's Web site would reduce the attractiveness of the Company's service offerings. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. The Company will be required to add additional software and hardware and further develop and upgrade its existing technology and network infrastructure to accommodate increased traffic on its Web site resulting from increased sales volume. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality, or delays in reporting accurate financial information. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased modules with its existing systems. Any inability to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Substantially all the Company's computer and communications hardware is located at a single leased facility in Floral Park, New York. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not currently have redundant systems or a formal disaster recovery plan and does not have sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Management of Potential Growth. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new operational and financial systems, procedures and controls, as well as to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Limited Personnel. The Company currently has limited personnel and other resources to undertake the extensive marketing activities necessary to market CRM. The Company's ability to generate revenue from its CRM business will be dependent upon, among other things, its ability to manage an effective sales organization. The Company will need to continue to develop and expand a sales force and a marketing group with technical expertise to coordinate marketing efforts. In addition, there can be no assurance that the Company will be able to market its products or services effectively through an in-house sales force, independent sales representatives, through arrangements with an outside sales force, or through strategic partners.

      Risks of New Business Areas. The Company over time intends to expand its operations by continuing to promote new or complementary products or formats and by expanding the breadth and depth of its product or service offerings. Expansion of the Company's operations in this manner will require significant additional expense and development, operations and editorial resources and could strain the Company's management, financial and operational resources. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by customers could damage the Company's reputation or the CRM brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

      Risks of Business Combinations and Strategic Alliances. The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint venture or other strategic alliances with third parties. Any such transaction will be accompanied by risks commonly encountered in such transactions, which include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the possible inability to retain key technical and managerial personnel, the potential inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of purchased intangible assets, additional operating losses and expenses associated with the activities and expansion of acquired businesses, the maintenance of uniform standards, controls and policies and the possible impairment of relationships with existing employees and customers. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Rapid Technological Change. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its data analysis services. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new products and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a Web site and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Dependence on Key Personnel. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel. The Company does not have long-term employment agreements with any of its key personnel and maintains no "key person" life insurance policies. The loss of the services of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Reliance on Certain Suppliers. The Company purchases its data and/or credit reports from a limited number of vendors under agreements having terms of 18 months or less. The Company has no longer-term contracts or arrangements with any vendor of data that guarantee the availability of data, the continuation of particular payment terms or the extension of credit. Nevertheless, the Company believes that it would be able to obtain the necessary data from other sources, at competitive prices, should it become necessary or advisable to do so. There can be no assurance, however, that the Company's vendors will continue to supply data to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of information in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to maintain or develop relationships with vendors that would allow it to obtain sufficient quantities of reliable information on acceptable commercial terms, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Risk of Expansion and Implementation of Growth Strategy. The Company's growth and expansion have placed, and may continue to place, a strain on the Company's management, administrative, operational, financial and technical resources and increased demands on its systems and controls. Demands on the Company's network resources and technical staff and resources have grown rapidly with the Company's expanding customer bases. A failure to effectively provide customer and technical support services will adversely affect the Company's ability to attract and maintain its customer base. The Company expects to experience continued strain on its operational systems as it develops, operates and maintains its network. Expected increases in the Company's Internet client base will produce increased demands on sales, marketing and administrative resources, its engineering and technical resources, and its customer and technical support resources. The Company believes that it will need, both in the short-term and the long-term, to hire additional sales and marketing and technical personnel as well as qualified administrative and management personnel in the accounting and finance areas to manage its financial control systems. In addition, the Company will need to hire or to train managerial and support personnel. Although the Company has hired additional personnel and upgraded certain of its systems, there can be no assurance that the Company's administrative, operating and financial control systems, infrastructure, personnel and facilities will be adequate to support the Company's future operations or maintain and effectively adapt to future growth.

      There can be no assurance that the Company will be able to build its infrastructure, add services, expand its customer bases or implement the other features of its business strategy at the rate or to the extent presently planned, or that its business strategy will be successful. The Company's ability to continue to grow may be affected by various factors, many of which are not within the Company's control, including U.S. and foreign regulation of the Internet industry, competition and technological developments. The inability to continue to upgrade the networking systems or the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Risks of Network Failure. The success of the Company is largely dependent on its ability to deliver high quality, uninterrupted access to its product over the Internet. Any system or network failure that causes interruptions in the Company's Internet operations could have a material adverse effect on the business, financial condition or results of operations of the Company. The Company's operations are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and cause unforeseen strain upon the network. The Company's operations also are dependent on the Company's protection of its hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes, and earthquakes, or other sources of power loss, telecommunications failures or similar occurrences.

      Significant or prolonged system failures could damage the reputation of the Company and result in the loss of customers. Such damage or losses could have a material adverse effect on the Company's ability to obtain new subscribers and customers, and on the Company's business, prospects, financial condition and results of operations.

      Security Risks. Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, its Internet access systems and information services are vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Such problems caused by third parties could lead to interruption, delays or cessation in service to the Company's Internet customers. Furthermore, such inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other parties connected to the Internet, which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins, "worms" and "viruses" reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have involve the theft of information, including incidents in which hackers bypassed firewalls by posing as trusted computers. Alleviating problems caused by computer viruses, worms, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by the Company, which could have a material adverse effect on the Company. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and the Company's customer base and revenues in particular. Moreover, if the Company experiences a breach of network security or privacy, there can be no assurance that the Company's customers will not assert or threaten claims against the Company based on or arising out of such breach, or that any such claims will not be upheld, which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Disallowance of NOL Carryovers. As of December 31, 1998, the Company had approximately $13.9 million of net operating loss ("NOL") carryovers. As of December 31, 2003, the Company had approximately $7.1 million of NOL carryovers, including the balance remaining of the 1998 carryovers, expiring in varying amounts over the following twenty (20) years, which it believes may be available to shelter future taxable income, if any. While the Company's view is predicated upon the advice of counsel, the Company does not intend to seek a ruling from the Internal Revenue Service ("IRS") as to the availability of its NOLs and neither the Company's views nor counsel's advice is binding on the IRS. Moreover, counsel's advice is in turn predicated on the accuracy of certain factual assumptions, including assumptions as to the value of its respective preferred and common equity interests as of certain relevant dates, which are in turn based upon the opinion of the independent directors of the Company. Since these factual determinations are important to the tax conclusions, a ruling on this issue would not be available from the IRS, since it does not issue rulings on factual issues. There can be no assurance that such assumptions would be sustained if challenged by the IRS. If a successful challenge were maintained, then the sale of shares of common stock in the 1999 Private Placement, together with other "owner-shifts" within the prior three years, could have resulted in an "ownership change", in which event the NOL carryovers would be lost in their entirety. In addition, the issuance of shares of common stock in the 2003 Private Placement, and future issuances by the Company of its equity securities, could result in an "ownership change" which, depending upon the timing thereof, would in turn cause a limitation on the amount of NOL carryovers which can be used in any one year. Any inability to utilize these NOLs or any material limitation on their availability would adversely effect the Company's after-tax cash flow and, accordingly, its financial condition and results of operations.

      Risks Associated with Domain Names. The Company currently utilizes its domain name "CreditRiskMonitor.com" in its business. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in the United States and all other countries in which it may conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Governmental Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do no currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      Proprietary Rights. The Company relies and expects to continue to rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. The Company does not currently have any issued patents or registered copyrights.

      The Company has a policy to require employees and consultants to execute confidentiality and technology ownership agreements upon the commencement of their relationships with the Company. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other proprietary rights, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can be no assurance that the Company's trademark applications will result in any trademark registrations, or that, if registered, any registered trademark will be held valid and enforceable if challenged.

      In addition, to the extent the Company becomes involved in litigation to enforce or defend its intellectual property rights, as it has in its outstanding litigation against a competitor and former employee, such litigation is now and in future can be a lengthy and costly process causing diversion of effort and resources by the Company and its management with no guarantee of success.

ITEM 7. FINANCIAL STATEMENTS.

      The information required by Item 7, and an index thereto, appears at pages F-1 to F-18 (inclusive) of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective September 13, 2002, upon the recommendation of the Company's audit committee, the Company engaged BDO Seidman, LLP ("BDO") as its independent public accountants to audit its financial statements for the year ended December 31, 2002. BDO replaced Arthur Andersen LLP who were dismissed by the Company on August 8, 2002.

      During the years ended December 31, 2001 and 2000 there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

============================================================================================
                                          Principal Occupation/Position       Officer or
            Name             Age                Held with Company              Director
                                                                                 Since
--------------------------------------------------------------------------------------------
Jerome S. Flum                63         Chairman of the                         1983
                                         Board/President/
                                         Chief Executive Officer
--------------------------------------------------------------------------------------------
Lawrence Fensterstock         53         Senior Vice President/Chief             1999
                                         Financial Officer/
                                         Secretary
--------------------------------------------------------------------------------------------
Richard J. James              64         Director                                1992
--------------------------------------------------------------------------------------------
Leslie Charm                  60         Director                                1994
============================================================================================

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

      Richard James is retired after serving as the Technical Manager for Polaroid Corporation's Consumer Hardware Division Corporation from 1980 until 2002, encompassing manufacturing plants in Scotland, China and the United States. In this role he was responsible for increasing the business performance of Polaroid's instant consumer cameras through improved manufacturing processes and product redesigns. From 1968 through 1979, Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James is a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Product Development. Mr. James holds a BS in Chemical Engineering from Northeastern University and has completed extensive managerial and technical subjects.

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

The Audit Committee

      The Audit Committee shall assist the Board of Directors in fulfilling its responsibility to the shareholders, potential shareholders and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the Company's financial reporting. To fulfill its purposes, the Committee's duties shall include to:

      o Appoint, evaluate, compensate, oversee the work of, and if appropriate terminate, the independent auditor, who shall report directly to the Committee.

      o Approve in advance all audit engagement fees and terms of engagement as well as all audit and non-audit services to be provided by the independent auditor.

      o Engage independent counsel and other advisors, as it deems necessary to carry out its duties.

      The Audit Committee currently consists of its outside directors - Richard James and Leslie Charm, both of whom are audit committee financial experts and are independent, as such terms are defined by the SEC.

Compliance with Section 16(a) of the of 1934

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

      To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2003, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with.

Code of Ethics

      CRM's Board of Directors has adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officers. This Code applies to the Company's Chief Executive Officer and Chief Financial Officer (who also is the Company's principal accounting officer). This Code is filed as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company's last fiscal year.

=================================================================================================================
                                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                            Annual Compensation(4)                   Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------
                                                                   Other          Number of
                                                                  Annual         Securities
                                                                  Compen-        Underlying          All Other
   Name and Principal Position    Year         Salary(2)         sation(3)         Options         Compensation
-----------------------------------------------------------------------------------------------------------------
Jerome S. Flum, Chairman,         2003      $115,200(1)(3)     $      --            5,000              None
President and Chief Executive     2002      $120,905(1)(3)     $      --               --              None
Officer                           2001      $125,000(1)        $      --           15,000              None
-----------------------------------------------------------------------------------------------------------------

Lawrence Fensterstock, Senior     2003      $140,000           $      --            5,000              None
Vice President                    2002      $150,000           $      --               --              None
                                  2001      $150,000           $      --           15,000              None
=================================================================================================================

(1) Beginning January 20, 1999 and continuing through June 30, 2003, Mr. Flum was being compensated by the Company at the rate of $150,000 per annum, of which $12,500, $25,000 and $25,000 was deferred in 2003, 2002 and 2001, respectively.
In addition, during 2003 and 2002, Mr. Flum elected to receive a portion of his salary in the form of other non-cash compensation. Effective July 1, 2003, Mr. Flum elected to discontinue the accrual of any future deferral. The cumulative amount deferred through December 31, 2003 is $238,750, which is non-interest earning. The accrued amount is payable at such time as the Company achieves sustainable cash flow breakeven or until the MGI Note has been paid in full, whichever occurs sooner. The full amount of his compensation, including the deferred portion, is reflected in the Company's financial statements.

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

Directors' Fees

      Commencing September 1994, non-employee directors receive $450 for each Board of Directors' meeting attended, up to a maximum payment of $1,800 per Director per calendar year. During 2003 and 2001, non-qualified options to purchase 3,500 and 3,000 shares of Common Stock, respectively, at a purchase price of $1.00 per share, were granted to each of the two non-employee directors.

Compensation Pursuant to Stock Option Plans

      The following table sets forth all stock options granted to the Company's executive officers during the last fiscal year.

======================================================================================================
                              OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
------------------------------------------------------------------------------------------------------
                                                             Individual Grants
------------------------------------------------------------------------------------------------------
                                 Number of              Percent of
                                 Securities           Total Options         Exercise
                                Underlying              Granted to          or Base
                                  Options             Employees in            Price      Expiration
           Name                  Granted (#)           Fiscal Year           ($/Sh)         Date
------------------------------------------------------------------------------------------------------
Jerome S. Flum                      5,000                 25.00%              $1.00       7/31/2008
------------------------------------------------------------------------------------------------------
Lawrence Fensterstock               5,000                 25.00%              $1.00       7/31/2013
======================================================================================================

(1) No stock appreciation rights were granted to the executive officers in fiscal 2003.

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

===========================================================================================================
                             MINIMUM ANNUAL
--------------------------------------------------------------
                                          Pre-Tax Operating             Options            Cumulative
   Level          Gross Sales                  Margin                   Vested           Options Vested
-----------------------------------------------------------------------------------------------------------
     1            $ 3 Million                    20%                      6.7%                 6.7%
-----------------------------------------------------------------------------------------------------------
     2            $ 4 Million                    23%                      6.7%                13.4%
-----------------------------------------------------------------------------------------------------------
     3            $ 5 Million                    27%                     10.0%                23.4%
-----------------------------------------------------------------------------------------------------------
     4            $ 6 Million                    36%                     10.0%                33.4%
-----------------------------------------------------------------------------------------------------------
     5            $7.5 Million                   39%                     13.3%                46.7%
-----------------------------------------------------------------------------------------------------------
     6            $ 9 Million                    42%                     13.3%                60.0%
-----------------------------------------------------------------------------------------------------------
     7            $ 11 Million                   45%                     16.6%                76.6%
-----------------------------------------------------------------------------------------------------------
     8            $ 14 Million                   48%                     16.6%                93.2%
-----------------------------------------------------------------------------------------------------------
     9            $ 17 Million                   48%                      6.8%               100.0%
===========================================================================================================

      Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in full at the time of such change in control.

======================================================================================================================
                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                       Shares                     Number of Securities Underlying            Value of Unexercised
                      Acquired                     Unexercised Options at Fiscal       In-the-Money Options at Fiscal
                         on            Value                Year-End (#)                        Year-End ($)(1)
                      Exercise       Realized     --------------------------------------------------------------------
      Name               (#)            ($)         Exercisable    Un-exercisable     Exercisable     Un-exercisable
----------------------------------------------------------------------------------------------------------------------
Jerome S. Flum          75,000        $24,742           -0-             20,000            -0-              $-0-
----------------------------------------------------------------------------------------------------------------------
Lawrence                 -0-            -0-             -0-            170,000            -0-            $59,985
Fensterstock
======================================================================================================================

(1) Represents the amount by which the closing price on December 31, 2003 ($0.40) exceeded the exercise prices of unexercised options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth as of March 9, 2004 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

=========================================================================================
                                                                        Percentage of
                                         Number of Shares                Outstanding
                 Name                   of Common Stock(1)               Common Stock
-----------------------------------------------------------------------------------------
Flum Partners(2)                            4,897,128                       65.47%
-----------------------------------------------------------------------------------------
Jerome S. Flum                              5,160,353(3)(4)                 68.98%
-----------------------------------------------------------------------------------------
Richard J. James                               37,000                       -----*
-----------------------------------------------------------------------------------------
Leslie Charm                                   37,000                       -----*
-----------------------------------------------------------------------------------------
All directors and officers                  5,234,353(3)(4)                 69.97%
(as a group (4 persons))
=========================================================================================

*less than 1%

(1) Does not give effect to (a) options to purchase 380,000 shares of Common Stock granted to 10 officers and employees pursuant to the 1998 Long Term Incentive Plan of the Company, (b) options to purchase an aggregate of 6,500 shares granted to each of the non-employee directors pursuant to the 1998 Long Term Incentive Plan of the Company, and (c) options to purchase 3,000 shares of Common Stock granted to a consultant pursuant to the 1998 Long Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 73,000 shares of Common Stock granted to non-employee directors which are immediately exercisable.

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Includes 4,897,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 5,160,353 shares of Common Stock, or 68.98% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act").

(4) Includes 2,000 shares of common stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

      The Company's equity compensation plans approved by stockholders include the 1998 Long-Term Incentive Plan and the 1985 SAR and Non-Qualified Stock Option Plan.

      The following table summarizes information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2003.

========================================================================================================
                                                                                          Number of
                                                                                         securities
                                                                                          remaining
                                                                                       available for
                                                Number of                                  future
                                               securities          Weighted            issuance under
                                              to be issued         average                 equity
                                                  upon          exercise price          compensation
                                               exercise of            of                    plans
                                               outstanding        outstanding            (excluding
                                                options,           options,              securities
                                              warrants and         warrants             reflected in
       Plan category                             rights           and rights            first column)
--------------------------------------------------------------------------------------------------------
 Equity compensation plans
 approved by stockholders                       469,000              $0.7721              1,032,000
--------------------------------------------------------------------------------------------------------
 Equity compensation plans
 not approved by stockholders                        --                  --                      --
--------------------------------------------------------------------------------------------------------
 Total                                          469,000              $0.7721              1,032,000
========================================================================================================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      There were no such reportable relationships or related transactions in 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      2     -     Copy of the Asset Purchase Agreement dated December 29, 1998.
                  (4)

      3(i)  -     Copy of the Company's Amended and Restated Articles of
                  Incorporation dated as of May 7, 1999. (6)

      3(ii) -     Copy of the Company's By-Laws as amended April 27, 1987. (1)

      10-A  -     Copy of Company's 1985 SAR and Non-Qualified Stock Option
                  Plan. (2)

      10-B  -     Copy of 1988 Amendments to Company's 1985 SAR and
                  Non-Qualified Stock Option Plan. (3)

      10-C  -     Copy of Company's 1998 Long-Term Incentive Plan. (5)

      14*   -     CreditRiskMonitor.com, Inc. Code of Ethics for Principal
                  Executive Officer and Senior Financial Officers

      31.1* -     Certification of Chief Executive Officer

      31.2* -     Certification of Chief Financial Officer

      32.1* -     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2* -     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4) Filed as an Exhibit to Registrant's Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.

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

*     Filed herewith.

                        DOCUMENTS AVAILABLE UPON REQUEST

      All exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company's cost of providing and mailing the exhibits by writing to:

      Office of the Secretary, CreditRiskMonitor.com, Inc., 110 Jericho Turnpike, Suite 202, Floral Park, NY 11001-2019.

(b) Reports on Form 8-K

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      BDO Seidman, LLP's aggregate fees billed or billable for professional services rendered for the audit of the Company's annual financial statements for the 2003 fiscal year and the review of the financial statements included in the Company's Forms 10-QSB for the 2003 fiscal year were $30,000. The engagement of BDO Seidman, LLP for the 2003 fiscal year and the scope of audit-related services, including the audit and reviews described above, were all pre-approved by the audit committee.

      BDO Seidman, LLP's aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the 2002 fiscal year and the review of the financial statements included in the Company's Forms 10-QSB for the 2002 fiscal year were $24,000. The engagement of BDO Seidman, LLP for the 2002 fiscal year and the scope of audit-related services, including the audit and reviews described above, were all pre-approved by the audit committee.

      The policy of the audit committee is to pre-approve the engagement of the Company's independent auditors and the furnishing of all audit and non-audit services.

Audit-Related Fees

      BDO Seidman, LLP did not provide any other assurance or related services in the 2003 or 2002 fiscal years except as described under the caption "Audit Fees".

Tax Fees

      BDO Seidman, LLP's aggregate fees for all tax related services for the 2003 fiscal year were $6,000 for tax preparation services.

      BDO Seidman, LLP's aggregate fees for all tax related services for the 2002 fiscal year were $5,000 for tax preparation services.

All Other Fees

      BDO Seidman, LLP did not provide any products or services in the 2003 or 2002 fiscal years other than as described above.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CREDITRISKMONITOR.COM, INC.
                                  (REGISTRANT)


Date: March 30, 2004                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

Date: March 30, 2004                By: /s/ Lawrence Fensterstock
                                            Lawrence Fensterstock
                                            Chief Financial Officer

Date: March 30, 2004                By: /s/ Richard J. James
                                            Richard J. James
                                            Director

Date: March 30, 2004                By: /s/ Leslie Charm
                                            Leslie Charm
                                            Director

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets - December 31, 2003 and 2002              F-3

       Consolidated Statements of Operations - Years Ended
              December 31, 2003 and 2002                                     F-4

       Consolidated Statements of Stockholders' Equity -
              Years Ended December 31, 2003 and 2002                         F-5

       Consolidated Statements of Cash Flows - Years Ended
              December 31, 2003 and 2002                                     F-6

       Notes to Consolidated Financial Statements -
              December 31, 2003 and 2002                                     F-7

                    Report of Independent Public Accountants

To the Directors and Shareholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying consolidated balance sheets of CreditRiskMonitor.com, Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of CreditRiskMonitor.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO SEIDMAN, LLP

Melville, New York
February 20, 2004

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                  2003               2002
                                                                  ----               ----
ASSETS
Current assets:
     Cash and cash equivalents                                $  1,138,447       $    988,427
     Accounts receivable, net of allowance of $43,677
         and $43,677, respectively                                 504,591            363,773
     Other current assets                                          102,602            131,361
                                                              ------------       ------------

         Total current assets                                    1,745,640          1,483,561

Property and equipment, net                                         80,000            161,691
Goodwill, net                                                    1,954,460          1,954,460
Prepaid and other assets                                            18,880             21,429
                                                              ------------       ------------

         Total assets                                         $  3,798,980       $  3,621,141
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                         $  2,032,478       $  1,934,732
     Accounts payable                                              208,065            112,470
     Accrued expenses                                              112,418             93,425
     Current portion of long-term debt                              90,328             81,523
     Current portion of capitalized lease obligation                10,873             10,652
                                                              ------------       ------------

         Total current liabilities                               2,454,162          2,232,802
                                                              ------------       ------------

Long-term debt, net of current portion:
     Promissory notes                                              620,787            711,115
     Capitalized lease obligation                                    2,757             13,259
                                                              ------------       ------------
                                                                   623,544            724,374
Deferred rent payable                                                5,295              8,347
Deferred compensation                                              238,750            226,250
                                                              ------------       ------------

         Total liabilities                                       3,321,751          3,191,773
                                                              ------------       ------------

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued and outstanding                   _                 --
     Common stock, $.01 par value; authorized 25,000,000
         shares; issued and outstanding 7,407,462 and
         5,419,129 shares, respectively                             74,074             54,191
     Additional paid-in capital                                 28,035,096         27,201,171
     Accumulated deficit                                       (27,631,941)       (26,825,994)
                                                              ------------       ------------

         Total stockholders' equity                                477,229            429,368
                                                              ------------       ------------

         Total liabilities and stockholders' equity           $  3,798,980       $  3,621,141
                                                              ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002

                                                           2003              2002
                                                           ----              ----
Operating revenues                                     $ 3,042,635       $ 3,069,546

Operating expenses:
     Data and product costs                              1,194,310         1,453,650
     Selling, general and administrative expenses        2,490,382         1,688,609
     Depreciation and amortization                          88,254           104,308
                                                       -----------       -----------

         Total operating expenses                        3,772,946         3,246,567
                                                       -----------       -----------

Loss from operations                                      (730,311)         (177,021)
Other income                                                 6,369            17,511
Interest expense                                           (81,023)          (92,186)
                                                       -----------       -----------

Loss before income taxes                                  (804,965)         (251,696)
Provision for state and local income taxes                     982             1,220
                                                       -----------       -----------

Net loss                                               $  (805,947)      $  (252,916)
                                                       ===========       ===========

Net loss per share
     Basic and diluted                                 $     (0.14)      $     (0.05)
                                                       ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2003 and 2002

                                 Common Stock           Additional                              Total
                             --------------------         Paid-in           Accumulated       Stockholders'
                             Shares        Amount         Capital             Deficit           Equity
                             ------        ------         -------             -------           ------
Balance December 31,
  2001                      5,344,129      $53,441      $ 27,201,912       $(26,573,078)      $ 682,275

Net loss                           --           --                --           (252,916)       (252,916)
Proceeds from exercise
  of stock option              75,000          750              (741)                --               9
                            ---------      -------      ------------       ------------       ---------

Balance December 31,
  2002                      5,419,129       54,191        27,201,171        (26,825,994)        429,368

Net loss                           --           --                --           (805,947)       (805,947)
Proceeds from private
  offering                  1,853,333       18,533           815,466                 --         833,999
Issuance of shares
  for compensation             60,000          600            19,200                 --          19,800
Proceeds from exercise
  of stock option              75,000          750              (741)                --               9
                            ---------      -------      ------------       ------------       ---------

Balance December 31,
  2003                      7,407,462      $74,074      $ 28,035,096       $(27,631,941)      $ 477,229
                            =========      =======      ============       ============       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                                                          2003              2002
                                                                                          ----              ----
Cash flows from operating activities:
     Net loss                                                                         $  (805,947)      $  (252,916)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation                                                                 88,254           104,308
              Deferred compensation                                                        12,500            25,000
              Stock issued in lieu of compensation                                         19,800                --
              Deferred rent                                                                (3,052)             (157)
     Change in operating assets and liabilities:
         Accounts receivable, net                                                        (140,818)          216,652
         Other current assets                                                              28,759           228,146
         Prepaid and other assets                                                           2,549            29,135
         Deferred revenue                                                                  97,746          (466,801)
         Accounts payable                                                                  95,595            (3,419)
         Accrued expenses                                                                  18,993            (3,916)
                                                                                      -----------       -----------
              Total adjustments                                                           220,326           128,948
                                                                                      -----------       -----------

Net cash used in operating activities                                                    (585,621)         (123,968)
                                                                                      -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                    (6,563)          (20,111)
                                                                                      -----------       -----------

Net cash used in investing activities                                                      (6,563)          (20,111)
                                                                                      -----------       -----------

Cash flows from financing activities:
     Proceeds from private placement                                                      833,999                --
     Proceeds from exercise of stock options                                                    9                 9
     Payments on promissory notes                                                         (81,523)         (180,258)
     Payments on capital lease obligations                                                (10,281)           (7,941)
                                                                                      -----------       -----------

Net cash provided by (used in) financing activities                                       742,204          (188,190)
                                                                                      -----------       -----------

Net increase (decrease) in cash and cash equivalents                                      150,020          (332,269)
Cash and cash equivalents at beginning of year                                            988,427         1,320,696
                                                                                      -----------       -----------

Cash and cash equivalents at end of year                                              $ 1,138,447       $   988,427
                                                                                      ===========       ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                                                     $    74,858       $   100,390
                                                                                      ===========       ===========

         Income taxes                                                                 $       982       $     1,220
                                                                                      ===========       ===========

Supplemental schedule of noncash investing and financing activities:
         Acquisition of computer equipment under
              capital lease                                                           $        --       $    13,385
                                                                                      ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

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

Goodwill

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. There was no

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

impairment of goodwill in 2003 and 2002. The Company has no other intangible assets.

Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over 20 years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2003, management believes no impairment of long-lived assets has occurred.

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

Income (Loss) Per Share

Income (loss) per share is computed under the provisions of SFAS No. 128, "Earnings Per Share". Amounts reported as income (loss) per share for each of the two years in the period ended December 31, 2002 reflect the income (loss) available to stockholders for the year

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

divided by the weighted average of common shares outstanding during the period (Note 9).

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments. The Company's promissory notes have been discounted, as appropriate, to bear interest rates that represent the cost of borrowings with third-party lenders, which approximates current fair value.

Comprehensive Income

The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2003 and 2002, there were no items that gave rise to other comprehensive income.

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This pronouncement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The pronouncement also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently believes it operates in one segment.

Stock-Based Compensation

At December 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note 4. The Company accounts for this plan in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123's provisions for fair value recognition. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

In accordance with SFAS No. 148, the following table presents the effect on net income and net income per share had compensation cost for the Company's stock plan been determined consistent with SFAS No. 123 for the years ended December 31:

                                                           2003            2002
                                                           ----            ----
Net loss
     As reported                                        $(805,947)      $(252,916)
     Plus: Stock-based employee compensation
         expense in reported net loss, net of
         related tax benefits or effects                   19,800              --
     Less: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related
         tax benefits or effects                          (29,706)         28,184
                                                        ---------       ---------

     Pro forma                                          $(815,853)      $(224,732)
                                                        =========       =========

Net loss per share - basic and diluted
     As reported                                        $   (0.14)      $   (0.05)
     Pro forma                                          $   (0.15)      $   (0.04)

In 2003, the Company issued 60,000 shares of common stock to employees in lieu of compensation. The pro forma amounts presented above may not be representative of the future effects on reported net loss and net loss per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Recently Issued Accounting Standards

In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

plans. It does not change the measurement or recognition of those plans. This statement does not impact the Company as it has no pension or other postretirement benefit plans.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

disposal activities. Under this statement such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modification are effective for transactions occurring after May 15, 2002. The adoption of the provisions of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 3 - INCOME TAXES

The Company has generated net operating loss ("NOL") carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2003, the Company had Federal NOL carryforwards of approximately $7,109,000, which expire through 2023.

As of December 31, 2003 and 2002, the Company has a deferred tax asset of $2,856,000 and $3,124,000, respectively, primarily generated from the treatment of net operating loss carryforwards and deferred compensation. No deferred tax benefit has been recorded and a full valuation allowance has been charged against the related deferred tax assets because the Company does not consider it more likely than not that the deferred tax assets will be realized.

NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

In December 2003, the Company sold approximately 1.85 million shares of common stock at $0.45 per share raising $833,999 in a private placement.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

At December 31, 2003, 469,000 shares of the Company's authorized common stock were reserved for issuance under stock option plans. An additional 10,000 shares of the Company's common stock were reserved for issuance under warrants granted in connection with the Company's January 1999 private placement. The warrants are exercisable at $2.50 per share beginning in January 2002 and expire in 2005.

Preferred Stock

The Company's Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2003, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2003, the Company has two stock option plans: the 1998 Long-Term Incentive Plan, and the 1985 SAR and Non-Qualified Stock Option Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 2003, there were options outstanding for 468,000 shares of common stock under this plan.

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

The Company's 1985 SAR and Non-Qualified Stock Option Plan authorizes the grant of stock incentives in the form of stock options and stock

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

appreciation rights to key service personnel of the Company. The total number of the Company's shares that may be issued or transferred pursuant to stock incentives granted under the plan, as amended, is 62,500 shares of common stock. No stock incentives may be granted under this Plan after September 20, 1995. At December 31, 2003, there were options outstanding for 1,000 shares of common stock under this plan.

There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 2003 and 2002, nor are there any stock appreciation rights outstanding at December 31, 2003 and 2002.

Transactions with respect to the Company's stock option plans for the years ended December 31, 2003 and 2002 are as follows:

                                                                  Weighted
                                                                   Average
                                               Number             Exercise
                                              of Shares             Price
                                              ---------             -----
Outstanding at December 31, 2001                767,350       $     1.0210
     Granted                                    116,500             1.0000
     Forfeited                                 (153,600)            3.1781
     Exercised                                  (75,000)            0.0001
                                              ---------

Outstanding at December 31, 2002                655,250       $     0.6285
     Granted                                     27,000             1.0000
     Forfeited                                 (138,250)            0.5546
     Exercised                                  (75,000)            0.0001
                                              ---------

Outstanding at December 31, 2003                469,000       $     0.7721
                                              =========

As of December 31, 2003, there were 1,032,000 shares of common stock reserved for the granting of additional options.

The following table summarizes information about the Company's stock options outstanding at December 31, 2003:

                                                Options Outstanding                       Options Exercisable
                                  ----------------------------------------------        ------------------------
                                                      Weighted
                                                       Average
                                                      Remaining         Weighted                        Weighted
                                                     Contractual         Average                         Average
           Range of                 Number              Life            Exercise          Number        Exercise
        Exercise Prices           Outstanding        (in years)           Price         Exercisable       Price
        ---------------           -----------        ----------           -----         -----------       -----
$ 0.0001 - $ 1.7500                  425,000             5.58           $0.4791           1,000          $0.1020
$ 2.1875 - $ 4.5000                   44,000             6.19           $3.6023              --
                                     -------                            -------          ------

                                     469,000             5.63           $0.7721           1,000          $0.1020
                                     =======                                             ======

The weighted average fair value at date of grant for options granted during 2003 and 2002 was $0.28 and $0.27 per option, respectively. The fair value of options at date of grant was estimated using the Black-

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

Scholes model with the following weighted average assumptions:

                                                        Years ended December 31,
                                                        ------------------------
                 Assumption                             2003               2002
                 ----------                             ----               ----

Risk-free interest rate                                 4.18%              5.00%
Dividend yield                                          0.00%              0.00%
Volatility factor                                       1.10               1.42
Weighted-average expected life of the option (years)       9                  9

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                  2003            2002
                                                  ----            ----

Computer equipment and software                $ 446,553       $ 439,991
Furniture and fixtures                            54,322          54,322
Capitalized lease                                 42,416          42,416
                                               ---------       ---------
                                                 543,291         536,729
Accumulated depreciation and amortization       (463,291)       (375,038)
                                               ---------       ---------

                                               $  80,000       $ 161,691
                                               =========       =========

NOTE 6 - PROMISSORY NOTES

In December 2002, the Company entered into a Note Modification Agreement with Market Guide Inc. ("MGI"), which modified the Consolidated Secured Promissory Note that had been executed in July 2001. The prior promissory note consolidated the two notes issued by CRM in January 1999, as part of the purchase of the assets of MGI's CreditRisk Monitor credit information service. Pursuant to the December 2002 Agreement, CRM issued a new Secured Promissory Note effective January 1, 2003 with a face value of $812,672. The new note bears interest at the rate of 9.5% per annum from January 1, 2003 and is payable in 84 equal monthly installments of principal and interest of $13,282 each, commencing January 31, 2003. In accordance with the terms of Emerging Issues Task Force ("EITF") Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

Instruments", this transaction is not considered to result in a substantially different debt instrument and as such no gain or loss was recognized on this transaction. Accordingly, the Company was required to discount the new note to yield an effective interest rate of 10.30% based on the carrying value of the old debt instrument.

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

The principal maturities on this note subsequent to December 31, 2003 are as follows:

Year Ending
December 31,                                                    Amount
------------                                                    ------

2004                                                           $    90,328
2005                                                               100,084
2006                                                               110,893
2007                                                               122,870
2008                                                               136,141
Thereafter                                                         150,799
                                                               -----------
                                                                   711,115
Less current portion                                                90,328
                                                               -----------

                                                               $   620,787
                                                               ===========

NOTE 7 - DEFERRED COMPENSATION

Beginning January 20, 1999 and continuing through June 30, 2003, the Company's President and Chief Executive Officer agreed to defer a portion of his annual salary. Accordingly, $12,500 and $25,000 were deferred in 2003 and 2002, respectively. Effective July 1, 2003, the President and Chief Executive Officer elected to discontinue the accrual of any future deferral. The cumulative amount deferred through December 31, 2003 is $238,750, which is non-interest bearing. The accrued amount is payable at such time as the Company achieves sustainable cash flow breakeven or until the revised promissory note issued in connection with the Company's acquisition of the assets of CRM from MGI (see Note 6) has been paid in full, whichever occurs sooner. The full amount of his compensation, including the deferred amount, is reflected in the Company's financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 8 - LEASE COMMITMENTS

The Company's operations are conducted from a leased facility, which is under an operating lease that expires in approximately one year. The Company has begun negotiations for an extension of this lease but is also exploring alternatives.

The Company also leases certain equipment under operating leases that expire over the next year. Rental expenses under operating leases were $112,429 and $103,015 for the years ended December 31, 2003 and 2002, respectively.

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

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2003, are as follows:

                                                          Capital Lease         Operating
                                                           Obligations           Leases
                                                           -----------           ------
2004                                                       $     12,167       $     99,038
2005                                                              2,903                 --
                                                           ------------       ------------

Total minimum lease payments                                     15,070       $     99,038
                                                                              ============
Less amounts representing interest                                1,440
                                                           ------------

                                                                 13,630
Less current portion of capitalized lease obligation             10,873
                                                           ------------

Long-term capitalized lease obligation                     $      2,757
                                                           ============

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                  2003                 2002
                                                  ----                 ----

Net loss                                     $     (805,947)     $     (252,916)
                                             ==============      ==============

Basic average common shares outstanding           5,608,439           5,400,379
                                             ==============      ==============

Net loss per share - basic and diluted       $        (0.14)     $        (0.05)
                                             ==============      ==============

Potential common shares of 479,000 and 665,250 related to the Company's outstanding stock options and warrants were excluded from

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

the computation of diluted loss per share for the years ended December 31, 2003 and 2002, respectively, as inclusion of these shares would have been anti-dilutive.

NOTE 10 - LEGAL PROCEEDINGS

As previously reported: (a) on April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock and a competitor (collectively, the "Defendants"), seeking injunctive relief, declaratory relief and monetary damages; (b) thereafter, the parties entered into a Settlement Agreement that was ordered by the Court in July 2001 pursuant to which the Defendants were restricted from engaging in certain activities; and (c) on November 27, 2001 the Company commenced contempt proceedings (the "Contempt Proceedings") against the Defendants in the same Court seeking monetary and punitive damages, legal costs and injunctive relief for violation of the Settlement Agreement and the July 2001 Court order. After extensive discovery in the Contempt Proceedings, a judicial hearing began on September 15, 2003 and concluded on November 21, 2003. Thereafter, the Court ordered that the parties submit post-trial briefs, and the Company submitted its post-trial brief on January 30, 2004 and Defendants submitted their post-trial brief on March 15, 2004. The Company has until April 15, 2004 to submit a Reply to Defendants' post-trial brief.

In February 2003, the competitor commenced an action (the "Competitor Action") in the same Court, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief. The Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock. The parties currently are engaged in discovery in connection with the Competitor Action.

In January 2004, the Company filed a second action in the same court by order to show cause against the competitor and Mark McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information.