Form 10QSB
period 2004-03-31
CREDITRISKMONITOR COM INC
filed 2004-05-17
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from______to______

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

           Common stock $.01 par value -- 7,407,462 shares outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |x|

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2004 (Unaudited)
         and December 31, 2003.................................................2

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2004 and 2003 (Unaudited).............................3

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2004 and 2003 (Unaudited).............................4

         Condensed Notes to Consolidated Financial Statements..................5

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

     Item 3. Controls and Procedures..........................................12

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 2. Changes in Securities and Small Business Issuer Purchases
         of Equity Securities.................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................15

SIGNATURES....................................................................16

EXHIBITS

     31.1         Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002...............17

     31.2         Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002...............19

     32.1         Certification of Chief Executive Officer Pursuant to
                  18 U.S.C. Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.......................21

     32.2         Certification of Chief Financial Officer Pursuant to
                  18 U.S.C. Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.......................22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                         March 31,        Dec. 31,
                                                            2004            2003
                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $  1,155,821    $  1,138,447
     Accounts receivable, net of allowance                   202,754         504,591
     Other current assets                                     72,179         102,602
                                                        ------------    ------------

         Total current assets                              1,430,754       1,745,640

Property and equipment, net                                   73,395          80,000
Goodwill, net                                              1,954,460       1,954,460
Prepaid and other assets                                      28,038          18,880
                                                        ------------    ------------

         Total assets                                   $  3,486,647    $  3,798,980
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                   $  1,837,455    $  2,032,478
     Accounts payable                                        176,318         208,065
     Accrued expenses                                        130,218         112,418
     Current portion of long-term debt                        92,674          90,328
     Current portion of capitalized lease obligations          8,951          10,873
                                                        ------------    ------------

         Total current liabilities                         2,245,616       2,454,162
                                                        ------------    ------------

Long-term debt, net of current portion:
     Promissory note                                         596,720         620,787
     Capitalized lease obligations                             1,409           2,757
                                                        ------------    ------------
                                                             598,129         623,544
Deferred rent payable                                          3,851           5,295
Deferred compensation                                        238,750         238,750
                                                        ------------    ------------

         Total liabilities                                 3,086,346       3,321,751
                                                        ------------    ------------

Stockholders' equity:
     Common stock                                             74,074          74,074
     Additional paid-in capital                           28,035,096      28,035,096
     Accumulated deficit                                 (27,708,869)    (27,631,941)
                                                        ------------    ------------

         Total stockholders' equity                          400,301         477,229
                                                        ------------    ------------

         Total liabilities and stockholders' equity     $  3,486,647    $  3,798,980
                                                        ============    ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                            2004           2003
                                                            ----           ----
Operating revenues                                      $   827,197    $   690,178

Operating expenses:
     Data and product costs                                 270,500        331,455
     Selling, general and administrative expenses           598,148        536,202
     Depreciation and amortization                           17,984         23,866
                                                        -----------    -----------

         Total operating expenses                           886,632        891,523
                                                        -----------    -----------

Loss from operations                                        (59,435)      (201,345)
Other income                                                  2,064          3,013
Interest expense                                            (18,848)       (21,041)
                                                        -----------    -----------

Loss before income taxes                                    (76,219)      (219,373)
Provision for state and local income taxes                      709            310
                                                        -----------    -----------

Net loss                                                $   (76,928)   $  (219,683)
                                                        ===========    ===========

Net loss per share of common stock:

     Basic and diluted                                  $     (0.01)   $     (0.04)
                                                        ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                    7,407,462      5,419,129
                                                        ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                          2004          2003
                                                          ----          ----

Cash flows from operating activities:
     Net loss                                         $   (76,928)   $(219,683)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation                                 17,984       23,866
              Deferred compensation                            --        6,250
              Deferred rent                                (1,444)        (701)
     Changes in operating assets and liabilities:
         Accounts receivable                              301,837      (38,753)
         Other current assets                              30,423       57,861
         Prepaid and other assets                          (9,158)     (15,073)
         Deferred revenue                                (195,023)       1,397
         Accounts payable                                 (31,747)      18,704
         Accrued expenses                                  17,800       41,318
                                                      -----------    ---------

Net cash provided by (used in) operating activities        53,744     (124,814)
                                                      -----------    ---------

Cash flows from investing activities:
     Purchase of fixed assets                             (11,379)      (6,563)
                                                      -----------    ---------

Net cash used in investing activities                     (11,379)      (6,563)
                                                      -----------    ---------

Cash flows from financing activities:
     Payments on promissory note                          (21,721)     (13,013)
     Payments on capital lease obligations                 (3,270)      (2,204)
                                                      -----------    ---------

Net cash used in financing activities                     (24,991)     (15,217)
                                                      -----------    ---------

Net increase (decrease) in cash and cash
     equivalents                                           17,374     (146,594)
Cash and cash equivalents at beginning of
     period                                             1,138,447      988,427
                                                      -----------    ---------

Cash and cash equivalents at end of period            $ 1,155,821    $ 841,833
                                                      ===========    =========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 2004 and the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003.

Results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

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

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to its stock-based employee compensation plan for the three months ended March 31:

                                                       2004        2003
                                                       ----        ----

Net loss
     As reported                                     $(76,928)   $(219,683)
     Less: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related
         tax benefits or effects                       (3,659)      (3,310)
                                                     --------    ---------

     Pro forma                                       $(80,587)   $(222,993)
                                                     ========    =========
Net loss per share - basic and diluted
     As reported                                     $  (0.01)   $   (0.04)
     Pro forma                                       $  (0.01)   $   (0.04)

(3) Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. This statement does not impact the Company as it has no pension or other postretirement benefit plans.

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

(4) Legal Proceedings

As previously reported: (a) on November 27, 2001 the Company commenced the Contempt Proceedings against Samuel Fensterstock and a competitor (collectively the "Defendants") in the Supreme Court of the State of New York, Nassau County, seeking monetary and punitive damages, legal costs and injunctive relief for violation of the Settlement Agreement and the July 2001 Court order; (b) a judicial hearing concluded on November 21, 2003; and (c) each party submitted its Post-Trial Brief. The Company submitted a Reply to Defendants' Post-Trial Brief on April 15, 2004. Defendants are scheduled to submit a Sur-Reply on or before May 19, 2004.

Also as previously reported: (d) in February 2003, the competitor commenced the Competitor Action against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief; (e) the Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock; (f) the parties currently are engaged in discovery; and (g) in January 2004, the Company filed a second action in the same Court by order to show cause against the competitor and Mark McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information. By Order dated April 2, 2004 the Court denied the Company's request for a Preliminary Injunction in the second action and the parties are currently engaged in discovery. The previously reported June 2004 trial date for the Competitor Action has been adjourned.

In March 2004, the Company filed a third action in the same Court against the competitor and Ryan Kohler, a former Company employee. The action seeks declaratory relief and compensatory damages arising from the competitor's and Kohler's misappropriation of CRM's proprietary information. The parties are currently engaged in discovery.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In December 2003, the Company augmented its working capital by raising $834,000 through the sale of approximately 1.85 million common shares at $0.45 per share in a private placement.

At March 31, 2004, the Company had cash, cash equivalents and other liquid assets of $1.16 million compared to $1.14 million at December 31, 2003. The Company's working capital deficit at March 31, 2004 was approximately $815,000 compared to a working capital deficit of approximately $709,000 at December 31, 2003. This decrement was due to decreases of $302,000 in accounts receivable (caused by a change in the timing of renewal billings, which at year-end were prepared prior to December 31st while the comparable billings as of the end of the first quarter were not prepared until after the close of the quarter) and $30,000 in other current assets as well as an increase of $18,000 in accrued expenses offset by an increase of $17,000 in cash and cash equivalents as well as a decrease of $195,000 in deferred revenue and $32,000 in accounts payable. Additionally, the working capital deficit is mainly derived from the $1.84 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is taken into income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

For the quarter ended March 31, 2004, the Company reported a $17,000 increase in cash and cash equivalents compared to a $147,000 decrease for the same period in the prior fiscal year. Excluding payment of expenses incurred in connection with the Contempt Proceeding and the Competitor Action described in Part II, Item 1 (collectively, the "Litigation") the Company had positive cash flow of $116,000 for the quarter ended March 31, 2004 versus a cash flow deficit of $76,000 (also excluding payment of Litigation expenses) for the comparable period in fiscal 2003.

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

The parties currently are engaged in discovery in connection with the Competitor Action and the trial date has been adjourned. The Company believes that (a) the competitor's claims are without merit, (b) in any event, the Company's counterclaims should reduce or eliminate the effect of any recovery the competitor may obtain, and (c) even if the competitor pursues the Competitor Action, the Company's ongoing legal fees nevertheless should be materially reduced. There can be no assurance that any of the above results will be achieved.

While the Company, as noted above, believes that the negative cash flow impact of its legal fees is likely to be substantially eliminated or at least materially reduced, the Company nevertheless may be cash flow negative, after debt service, during the remainder of 2004, due to its need to make certain additional, non-recurring capital expenditures. This includes the installation of a new, more efficient telephone system, which the Company anticipates can be leased thereby reducing any immediate capital outlay depending upon available funds, and the Company's decision to co-locate its production servers at an offsite location. However, the Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months and, if it is correct in its assessment of the effect of the Litigation on the improvement of its cash flow and gross revenues, for the longer term as well.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                        3 Months Ended March 31,
                                        ------------------------
                                   2004                         2003
                                   ----                         ----
                                       % of Total                   % of Total
                           Amount         Income        Amount         Income
                           ------         ------        ------         ------
Operating revenues       $ 827,197        100.00%      $ 690,178        100.00%
Operating expenses:
  Data and product
   costs                   270,500         32.70%        331,455         48.02%
  Selling, general &
     administrative        598,148         72.31%        536,202         77.69%
  Depreciation and
     amortization           17,984          2.17%         23,866          3.46%
                         ---------     ---------       ---------     ---------
      Total operating
        expenses           886,632        107.19%        891,523        129.17%
                         ---------     ---------       ---------     ---------

Loss from
 operations                (59,435)        -7.19%       (201,345)       -29.17%
Other income                 2,064          0.25%          3,013          0.44%
Interest expense           (18,848)        -2.28%        (21,041)        -3.05%
                         ---------     ---------       ---------     ---------

Loss before income
 taxes                     (76,219)        -9.21%       (219,373)       -31.78%
Income taxes                   709          0.09%            310          0.04%
                         ---------     ---------       ---------     ---------

Net loss                 $ (76,928)        -9.30%      $(219,683)       -31.83%
                         =========     =========       =========     =========

Operating revenues increased 20% for the three months ended March 31, 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 18% for the first quarter of 2004 compared to the same period of fiscal 2003. This decrease was primarily due to the lower cost of acquiring third-party international credit reports, lower salary and related employee benefits resulting from a decrease in headcount and a decrease in fees paid to outside consultants.

Selling, general and administrative expenses increased 12% for the first quarter of fiscal 2004 compared to the same period of fiscal 2003. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months.

Depreciation and amortization decreased 25% for the first quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

Other income decreased 31% for first quarter of fiscal 2004 compared to the same period last year. This decrease was due to lower interest rates paid on investments during the current quarter compared to the same period last year.

Interest expense decreased 10% for the first quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease was due to a lower outstanding promissory note balance.

The Company incurred a net loss of $77,000 and $220,000 for the three months ended March 31, 2004 and 2003, respectively. The Litigation expenses accounted for approximately 86% (or $66,000) and 36% (or $80,000) of the Company's net loss for the three months ended March 31, 2004 and 2003, respectively. Excluding the litigation expenses, the Company incurred a net loss of $11,000 and $140,000 for the three months ended March 31, 2004 and 2003, respectively.

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

      Revenue from the Company's third-party international credit report service is recognized as information is delivered and products and services are used by customers.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported: (a) on November 27, 2001 the Company commenced the Contempt Proceedings against Samuel Fensterstock and a competitor (collectively the "Defendants") in the Supreme Court of the State of New York, Nassau County, seeking monetary and punitive damages, legal costs and injunctive relief for violation of the Settlement Agreement and the July 2001 Court order; (b) a judicial hearing concluded on November 21, 2003; and (c) each party submitted its Post-Trial Brief. The Company submitted a Reply to Defendants' Post-Trial Brief on April 15, 2004. Defendants are scheduled to submit a Sur-Reply on or before May 19, 2004.

Also as previously reported: (d) in February 2003, the competitor commenced the Competitor Action against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief; (e) the Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock; (f) the parties currently are engaged in discovery; and (g) in January 2004, the Company filed a second action in the same Court by order to show cause against the competitor and Mark McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information. By Order dated April 2, 2004 the Court denied the Company's request for a Preliminary Injunction in the second action and the parties are currently engaged in discovery. The previously reported June 2004 trial date for the Competitor Action has been adjourned.

In March 2004, the Company filed a third action in the same Court against the competitor and Ryan Kohler, a former Company employee. The action seeks declaratory relief and compensatory damages arising from the competitor's and Kohler's misappropriation of CRM's proprietary information. The parties are currently engaged in discovery.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

The Company is prohibited from paying dividends pursuant to the Loan Security Agreement that secures its Secured Promissory Note with Market Guide Inc.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                          CREDITRISKMONITOR.COM, INC.
                                              (REGISTRANT)


Date: May 17, 2004                        By: /s/ Lawrence Fensterstock
                                                  Lawrence Fensterstock
                                                  Chief Financial Officer