Form 10QSB
period 2004-06-30
CREDITRISKMONITOR COM INC
filed 2004-08-16
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

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

Common stock $.01 par value -- 7,407,462 shares outstanding as of July 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

       Consolidated Balance Sheets - June 30, 2004 (Unaudited)
       and December 31, 2003..............................................    2

       Consolidated Statements of Operations for the Three Months
       Ended June 30, 2004 and 2003 (Unaudited)...........................    3

       Consolidated Statements of Operations for the Six Months
       Ended June 30, 2004 and 2003 (Unaudited)...........................    4

       Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2004 and 2003 (Unaudited)...........................    5

       Condensed Notes to Consolidated Financial Statements...............    6

   Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................    9

   Item 3. Controls and Procedures........................................   14

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..............................................   15

   Item 2. Changes in Securities and Small Business Issuer Purchases
       of Equity Securities...............................................   16

   Item 6. Exhibits and Reports on Form 8-K...............................   16

SIGNATURES................................................................   17

EXHIBITS

   31.1      Certification of Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002................   18

   31.2      Certification of Chief Financial Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002................   20

   32.1      Certification of Chief Executive Officer Pursuant to
             18 U.S.C. Section 1350, as Adopted Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002........................   22

   32.2      Certification of Chief Financial Officer Pursuant to
             18 U.S.C. Section 1350, as Adopted Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002........................   23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                                           June 30,         Dec. 31,
                                                             2004             2003
                                                             ----             ----
                                                         (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                           $  1,151,543     $  1,138,447
     Accounts receivable, net of allowance                    350,579          504,591
     Other current assets                                      87,628          102,602
                                                         ------------     ------------

         Total current assets                               1,589,750        1,745,640

Property and equipment, net                                    60,899           80,000
Goodwill, net                                               1,954,460        1,954,460
Prepaid and other assets                                       41,981           18,880
                                                         ------------     ------------

         Total assets                                    $  3,647,090     $  3,798,980
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                    $  2,036,641     $  2,032,478
     Accounts payable                                         202,219          208,065
     Accrued expenses                                         114,232          112,418
     Current portion of long-term debt                         95,081           90,328
     Current portion of capitalized lease obligations           7,359           10,873
                                                         ------------     ------------

         Total current liabilities                          2,455,532        2,454,162
                                                         ------------     ------------

Long-term debt, net of current portion:
     Promissory note                                          572,028          620,787
     Capitalized lease obligations                                 --            2,757
                                                         ------------     ------------
                                                              572,028          623,544
Deferred rent payable                                           2,407            5,295
Deferred compensation                                         238,750          238,750
                                                         ------------     ------------

         Total liabilities                                  3,268,717        3,321,751
                                                         ------------     ------------

Stockholders' equity:
     Common stock                                              74,074           74,074
     Additional paid-in capital                            28,035,096       28,035,096
     Accumulated deficit                                  (27,730,797)     (27,631,941)
                                                         ------------     ------------

         Total stockholders' equity                           378,373          477,229
                                                         ------------     ------------

         Total liabilities and stockholders' equity      $  3,647,090     $  3,798,980
                                                         ============     ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                            2004            2003
                                                            ----            ----
Operating revenues                                      $   806,426     $   763,316

Operating expenses:
     Data and product costs                                 248,253         312,229
     Selling, general and administrative expenses           549,413         655,202
     Depreciation and amortization                           14,276          23,408
                                                        -----------     -----------

         Total operating expenses                           811,942         990,839
                                                        -----------     -----------

Loss from operations                                         (5,516)       (227,523)
Other income                                                  1,521           1,406
Interest expense                                            (18,261)        (20,812)
                                                        -----------     -----------

Loss before income taxes                                    (22,256)       (246,929)
Benefit (provision) for state and local income taxes            329            (390)
                                                        -----------     -----------

Net loss                                                $   (21,927)    $  (247,319)
                                                        ===========     ===========

Net loss per share of common stock:

     Basic and diluted                                  $     (0.00)    $     (0.05)
                                                        ===========     ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                    7,407,462       5,419,129
                                                        ===========     ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                         2004           2003
                                                         ----           ----

Operating revenues                                   $ 1,633,624    $ 1,453,494

Operating expenses:
     Data and product costs                              518,754        643,684
     Selling, general and administrative expenses      1,147,716      1,191,404
     Depreciation and amortization                        32,260         47,273
                                                     -----------    -----------

         Total operating expenses                      1,698,730      1,882,361
                                                     -----------    -----------

Loss from operations                                     (65,106)      (428,867)
Other income                                               3,585          4,418
Interest expense                                         (37,109)       (41,853)
                                                     -----------    -----------

Loss before income taxes                                 (98,630)      (466,302)
Provision for state and local income taxes                  (226)          (700)
                                                     -----------    -----------

Net loss                                             $   (98,856)   $  (467,002)
                                                     ===========    ===========

Net loss per share of common stock:

     Basic and diluted                               $     (0.01)   $     (0.09)
                                                     ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                 7,407,462      5,419,129
                                                     ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                          2004           2003
                                                          ----           ----

Cash flows from operating activities:
     Net loss                                        $   (98,856)   $  (467,002)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation                                32,260         47,273
              Deferred compensation                           --         12,500
              Deferred rent                               (2,888)        (1,402)
     Changes in operating assets and liabilities:
         Accounts receivable                             154,012        (53,090)
         Other current assets                             14,974         60,009
         Prepaid and other assets                        (23,101)        (9,833)
         Deferred revenue                                  4,163         80,489
         Accounts payable                                 (5,846)        76,397
         Accrued expenses                                  1,814         39,119
                                                     -----------    -----------

Net cash provided by (used in) operating activities       76,532       (215,540)
                                                     -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                            (13,159)        (6,562)
                                                     -----------    -----------

Net cash used in investing activities                    (13,159)        (6,562)
                                                     -----------    -----------

Cash flows from financing activities:
     Payments on promissory note                         (44,006)       (32,956)
     Payments on capital lease obligations                (6,271)        (5,144)
                                                     -----------    -----------

Net cash used in financing activities                    (50,277)       (38,100)
                                                     -----------    -----------

Net increase (decrease) in cash and cash
     equivalents                                          13,096       (260,202)
Cash and cash equivalents at beginning of
     period                                            1,138,447        988,427
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,151,543    $   728,225
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

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations and its cash flows for the six-month periods ended June 30, 2004 and 2003.

Results of operations for the six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results of a full year.

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

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to its stock-based employee compensation plan for periods noted:

                                                  3 Months Ended              6 Months Ended
                                                     June 30,                    June 30,
                                                     --------                    --------
                                                2004          2003          2004          2003
                                                ----          ----          ----          ----
Net loss
     As reported                            $  (21,927)   $ (247,319)   $  (98,856)   $ (467,002)
     Less: Total stock-based employee
         compensation expense determined
         under fair value based method
         for all awards, net of related
         tax benefits or effects                (3,658)       (3,310)       (7,317)       (6,620)
                                            ----------    ----------    ----------    ----------

     Pro forma                              $  (25,585)   $ (250,629)   $ (106,173)   $ (473,622)
                                            ==========    ==========    ==========    ==========
Net loss per share - basic and
     diluted
         As reported                        $    (0.00)   $    (0.05)   $    (0.01)   $    (0.09)
         Pro forma                          $    (0.00)   $    (0.05)   $    (0.01)   $    (0.09)

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

(4) Legal Proceedings

As previously reported:

      (a) on November 27, 2001, the Company commenced the Contempt Proceedings against Samuel Fensterstock and a competitor (collectively the "Defendants") in the Supreme Court of the State of New York, Nassau County, seeking monetary and punitive damages, legal costs and injunctive relief for violation of the Settlement Agreement and the July 2001 Court order; and a judicial hearing concluded on November 21, 2003.

      (b) in February 2003, the competitor commenced the Competitor Action against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief; the Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock; and the parties currently are engaged in discovery.

      (c) in January 2004, the Company filed a second action in the same Court against the competitor and Mark McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information.

      (d) in March 2004, the Company filed a third action in the same Court against the competitor and Ryan Kohler, a former Company employee seeking declaratory relief and compensatory damages for misappropriation of CRM's proprietary information; and the parties are currently engaged in discovery.

In the Contempt Proceedings, on August 9, 2004, the Court issued its decision, finding the Defendants to be in contempt of court for their breach of the Settlement Agreement. The Company was awarded compensatory damages of over $621,000 against the Defendants, punitive damages of $75,000 against Fensterstock and punitive damages of $125,000 against the competitor.

In the McNamara action referred to above, the Court supervised an evidentiary hearing on July 30, 2004 concerning Mr. McNamara's maintenance of his home computer following termination of his employment with the Company and ordered a forensic computer expert to analyze said computer.

In July 2004, the Company commenced an action in the same Court against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the Contempt Proceedings, for breach of its litigation services contract and seeking a declaration of the rights of the parties under the terms of the contract. The Company is also seeking the return of $10,000 previously paid to Decision Strategies under the contract, as well as interest, attorneys' fees and costs. Thereafter, also in July 2004, Decision Strategies commenced an action in the same Court against the Company and the competitor alleging breach of contract and related causes of action and seeking damages of $149,257, plus interest, attorneys' fees and costs. The Company filed an answer denying plaintiff's claims. The Company believes that Decision Strategies' claims are without merit and intends to vigorously prosecute its action and defend Decision Strategies' action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In December 2003, the Company augmented its working capital by raising $834,000 through the sale of approximately 1.85 million common shares at $0.45 per share in a private placement.

At June 30, 2004, the Company had cash, cash equivalents and other liquid assets of $1.15 million compared to $1.14 million at December 31, 2003. The Company's working capital deficit at June 30, 2004 was approximately $866,000 compared to a working capital deficit of approximately $709,000 at December 31, 2003. This decrement was due primarily to a decrease of $154,000 in accounts receivable (due to the seasonality of renewal billings). Additionally, the working capital deficit is mainly derived from the $2.04 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is taken into income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

For the six months ended June 30, 2004, the Company reported a $13,000 increase in cash and cash equivalents compared to a $260,000 decrease for the same period in the prior fiscal year. Excluding payment of expenses incurred in connection with the Contempt Proceeding, the Competitor Action and the other litigation described in Part II, Item 1 (collectively, the "Litigation") the Company had positive cash flow of $168,000 for the six months ended June 30, 2004 versus a cash flow deficit of $110,000 (also excluding payment of Litigation expenses) for the comparable period in fiscal 2003.

The Company believes that its legal fees will be substantially eliminated or reduced in the following circumstances:

      (a) its legal fees will be substantially eliminated if the Defendants do not appeal the Company's victory in the Contempt Proceedings;

      (b) its legal fees will be materially reduced in the Contempt Proceedings from the prior level if one or both Defendants appeal; additionally, in the event of an appeal, it is expected that the appellant(s) will be required to post a bond that, in whole or in part, will secure any damages which may be awarded by the court.

The Company further believes that in the Contempt Proceedings the substantial award of actual and/or punitive damages as well as its court costs and legal fees should benefit its cash position. In addition, the Defendants should no longer be able to engage in anti-competitive activities which violate the Settlement Agreement, in which event the Company's ability to retain and/or obtain customers should be improved. There can be no assurance that any of the above results will be achieved within the anticipated periods, if at all, or that any damage award will be collectible in whole or in part.

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

While the Company, as noted above, believes that the negative cash flow impact of its legal fees is likely to be substantially eliminated or at least materially reduced, the Company nevertheless may be cash flow negative, after debt service, during the remainder of 2004. This is due to its need to make certain additional, non-recurring capital expenditures in connection with its move to a new facility and the Company's decision to co-locate its production servers at an offsite location, both of which shall occur in the third quarter of 2004. However, the Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months and, if it is correct in its assessment of the effect of the Litigation on the improvement of its cash flow and gross revenues, for the longer term as well.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                                     3 Months Ended June 30,
                                                     -----------------------
                                                 2004                       2003
                                                 ----                       ----
                                                     % of Total                 % of Total
                                          Amount       Income        Amount       Income
                                          ------       ------        ------       ------
Operating revenues                      $ 806,426       100.00%    $ 763,316       100.00%

Operating expenses:
   Data and product costs                 248,253        30.78%      312,229        40.90%
   Selling, general & administrative      549,413        68.13%      655,202        85.84%
   Depreciation and amortization           14,276         1.77%       23,408         3.07%
                                        ---------     --------     ---------     --------
     Total operating expenses             811,942       100.68%      990,839       129.81%
                                        ---------     --------     ---------     --------

Loss from operations                       (5,516)       -0.68%     (227,523)      -29.81%
Other income                                1,521         0.19%        1,406         0.18%
Interest expense                          (18,261)       -2.26%      (20,812)       -2.73%
                                        ---------     --------     ---------     --------

Loss before income taxes                  (22,256)       -2.76%     (246,929)      -32.35%
Benefit (provision) for income taxes          329         0.04%         (390)       -0.05%
                                        ---------     --------     ---------     --------

Net loss                                $ (21,927)       -2.72%    $(247,319)      -32.40%
                                        =========     ========     =========     ========

Operating revenues increased 6% for the three months ended June 30, 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 20% for the second quarter of 2004 compared to the same period of fiscal 2003. This decrease was primarily due to the lower cost of acquiring third-party international credit reports, and lower salary and related employee benefits resulting from a decrease in headcount.

Selling, general and administrative expenses decreased 16% for the second quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease was primarily due to a decrease in legal fees incurred in connection with the Litigation and lower salary and related employee benefit costs due to a decrease in the Company's sales force during the past 12 months.

Depreciation and amortization decreased 39% for the second quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

Other income increased 8% for second quarter of fiscal 2004 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts during the current quarter compared to the same period last year due to the funds raised in the December 2003 private placement.

Interest expense decreased 12% for the second quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease was due to a lower outstanding promissory note balance.

The Company incurred a net loss of $22,000 and $247,000 for the three months ended June 30, 2004 and 2003, respectively. Excluding the Litigation expenses of $96,000 and $141,000 for the three months ended June 30, 2004 and 2003, respectively, the Company would have reported net income (loss) of $74,000 and ($106,000) for the three months ended June 30, 2004 and 2003, respectively.

                                                        6 Months Ended June 30,
                                                        -----------------------
                                                   2004                          2003
                                                   ----                          ----
                                                        % of Total                    % of Total
                                          Amount          Income        Amount          Income
                                          ------          ------        ------          ------
Operating revenues                      $ 1,633,624        100.00%    $ 1,453,494        100.00%

Operating expenses:
   Data and product costs                   518,754         31.75%        643,684         44.29%
   Selling, general & administrative      1,147,716         70.26%      1,191,404         81.97%
   Depreciation and amortization             32,260          1.97%         47,273          3.25%
                                        -----------    ----------     -----------    ----------
     Total operating expenses             1,698,730        103.99%      1,882,361        129.51%
                                        -----------    ----------     -----------    ----------

Loss from operations                        (65,106)        -3.99%       (428,867)       -29.51%
Other income                                  3,585          0.22%          4,418          0.30%
Interest expense                            (37,109)        -2.27%        (41,853)        -2.88%
                                        -----------    ----------     -----------    ----------

Loss before income taxes                    (98,630)        -6.04%       (466,302)       -32.08%
Income taxes                                   (226)         0.01%           (700)        -0.05%
                                        -----------    ----------     -----------    ----------

Net loss                                $   (98,856)        -6.05%    $  (467,002)       -32.13%
                                        ===========    ==========     ===========    ==========

Operating revenues increased 12% for the six months ended June 30, 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 19% for the first six months of fiscal 2004 compared to the same period of fiscal 2003. This decrease was primarily due to the lower cost of acquiring third-party international credit reports, and lower salary and related employee benefits resulting from a decrease in headcount.

Selling, general and administrative expenses decreased 4% for the first six months of fiscal 2004 compared to the same period of fiscal 2003. This decrease was primarily due to a decrease in legal fees incurred in connection with the Litigation offset somewhat by higher salary and related employee benefit costs due to an increase in commission expense.

Depreciation and amortization decreased 32% for the first six months of fiscal 2004 compared to the same period of fiscal 2003. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

Other income decreased 19% for the six months ended June 30, 2004 compared to the same period last year. This decrease was due to lower interest rates paid on investments during the 2004 period compared to the same period last year.

Interest expense decreased 11% for the first six months of fiscal 2004 compared to the same period of fiscal 2003. This decrease was due to a lower outstanding promissory note balance.

The Company incurred a net loss of $99,000 and $467,000 for the six months ended June 30, 2004 and 2003, respectively. Excluding the Litigation expenses of $163,000 and $221,000 for the six months ended June 30, 2004 and 2003, respectively, the Company would have reported net income (loss) of $64,000 and ($246,000) for the six months ended June 30, 2004 and 2003, respectively.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported:

      (a) on November 27, 2001, the Company commenced the Contempt Proceedings against Samuel Fensterstock and a competitor (collectively the "Defendants") in the Supreme Court of the State of New York, Nassau County, seeking monetary and punitive damages, legal costs and injunctive relief for violation of the Settlement Agreement and the July 2001 Court order; and a judicial hearing concluded on November 21, 2003.

      (b) in February 2003, the competitor commenced the Competitor Action against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief; the Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock; and the parties currently are engaged in discovery.

      (c) in January 2004, the Company filed a second action in the same Court against the competitor and Mark McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information.

      (d) in March 2004, the Company filed a third action in the same Court against the competitor and Ryan Kohler, a former Company employee seeking declaratory relief and compensatory damages for misappropriation of CRM's proprietary information; and the parties are currently engaged in discovery.

In the Contempt Proceedings, on August 9, 2004, the Court issued its decision, finding the Defendants to be in contempt of court for their breach of the Settlement Agreement. The Company was awarded compensatory damages of over $621,000 against the Defendants, punitive damages of $75,000 against Fensterstock and punitive damages of $125,000 against the competitor.

In the McNamara action referred to above, the Court supervised an evidentiary hearing on July 30, 2004 concerning Mr. McNamara's maintenance of his home computer following termination of his employment with the Company and ordered a forensic computer expert to analyze said computer.

In July 2004, the Company commenced an action in the same Court against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the Contempt Proceedings, for breach of its litigation services contract and seeking a declaration of the rights of the parties under the terms of the contract. The Company is also seeking the return of $10,000 previously paid to Decision Strategies under the contract, as well as interest, attorneys' fees and costs. Thereafter, also in July 2004, Decision Strategies commenced an action in the same Court against the Company and the competitor alleging breach of contract and related causes of action and seeking damages of $149,257, plus interest, attorneys' fees and costs. The Company filed an answer denying plaintiff's claims. The Company believes that Decision Strategies' claims are without merit and intends to vigorously prosecute its action and defend Decision Strategies' action.

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

(b)   Reports on Form 8-K

      On May 17, 2004, we furnished a Current Report on Form 8-K pursuant to "Item 12. Results of Operations and Financial Condition" attaching our press release dated May 17, 2004 announcing our pro forma operating results for the first quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CREDITRISKMONITOR.COM, INC.
                                                   (REGISTRANT)


Date: August 16, 2004                         By: /s/ Lawrence Fensterstock
                                                  ------------------------------
                                                      Lawrence Fensterstock
                                                      Chief Financial Officer