Form 10QSB
period 2004-09-30
CREDITRISKMONITOR COM INC
filed 2004-11-15
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                          Commission file number 1-8601

                           CREDITRISKMONITOR.COM, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                    36-2972588
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                          704 Executive Drive, Suite A
                         Valley Cottage, New York 10989
                    (Address of principal executive offices)

                                 (845) 230-3000
                           (Issuer's telephone number)

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

Common stock $.01 par value -- 7,679,462 shares outstanding as of October 29, 2004.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2004 (Unaudited)
         and December 31, 2003.................................................2

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 2004 and 2003 (Unaudited).........................3

         Consolidated Statements of Operations for the Nine Months
         Ended September 30, 2004 and 2003 (Unaudited).........................4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2004 and 2003 (Unaudited).........................5

         Condensed Notes to Consolidated Financial Statements..................6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

     Item 3. Controls and Procedures..........................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2. Changes in Securities and Small Business Issuer Purchases
         of Equity Securities.................................................16

     Item 6. Exhibits and Reports on Form 8-K.................................16

SIGNATURES....................................................................18

EXHIBITS

     31.1   Certification of Chief Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.....................19

     31.2   Certification of Chief Financial Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.....................21

     32.1   Certification of Chief Executive Officer Pursuant to
            18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.............................23

     32.2   Certification of Chief Financial Officer Pursuant to
            18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.............................24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                            Sept. 30,          Dec. 31,
                                                              2004                2003
                                                              ----                ----
                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $    943,806       $  1,138,447
     Accounts receivable, net of allowance                      481,681            504,591
     Other current assets                                       108,750            102,602
                                                           ------------       ------------

         Total current assets                                 1,534,237          1,745,640

Property and equipment, net                                     119,734             80,000
Goodwill, net                                                 1,954,460          1,954,460
Prepaid and other assets                                         38,621             18,880
                                                           ------------       ------------

         Total assets                                      $  3,647,052       $  3,798,980
                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                      $  2,020,450       $  2,032,478
     Accounts payable                                           214,576            208,065
     Accrued expenses                                           172,029            112,418
     Current portion of long-term debt                           97,550             90,328
     Current portion of capitalized lease obligations            12,687             10,873
                                                           ------------       ------------

         Total current liabilities                            2,517,292          2,454,162
                                                           ------------       ------------

Long-term debt, net of current portion:
     Promissory note                                            546,694            620,787
     Capitalized lease obligations                               17,131              2,757
                                                           ------------       ------------
                                                                563,825            623,544
Deferred rent payable                                             1,913              5,295
Deferred compensation                                            88,890            238,750
                                                           ------------       ------------

         Total liabilities                                    3,171,920          3,321,751
                                                           ------------       ------------

Stockholders' equity:
     Common stock                                                76,794             74,074
     Additional paid-in capital                              28,122,383         28,035,096
     Accumulated deficit                                    (27,724,045)       (27,631,941)
                                                           ------------       ------------

         Total stockholders' equity                             475,132            477,229
                                                           ------------       ------------

         Total liabilities and stockholders' equity        $  3,647,052       $  3,798,980
                                                           ============       ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                               2004              2003
                                                               ----              ----
Operating revenues                                         $   851,231       $   756,999

Operating expenses:
     Data and product costs                                    282,366           290,896
     Selling, general and administrative expenses              530,357           620,271
     Depreciation and amortization                              15,499            22,195
                                                           -----------       -----------

         Total operating expenses                              828,222           933,362
                                                           -----------       -----------

Income (loss) from operations                                   23,009          (176,363)
Other income                                                     2,193             1,010
Interest expense                                               (18,183)          (20,001)
Loss on retirement of fixed assets                                (267)               --
                                                           -----------       -----------

Income (loss) before income taxes                                6,752          (195,354)
Provision for state and local income taxes                          --              (282)
                                                           -----------       -----------

Net income (loss)                                          $     6,752       $  (195,636)
                                                           ===========       ===========

Net income (loss) per share of common stock:

     Basic and diluted                                     $      0.00       $     (0.04)
                                                           ===========       ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                       7,559,649         5,512,879
                                                           ===========       ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                               2004              2003
                                                               ----              ----
Operating revenues                                         $ 2,484,855       $ 2,210,493

Operating expenses:
     Data and product costs                                    801,120           934,580
     Selling, general and administrative expenses            1,678,074         1,811,675
     Depreciation and amortization                              47,759            69,469
                                                           -----------       -----------

         Total operating expenses                            2,526,953         2,815,724
                                                           -----------       -----------

Loss from operations                                           (42,098)         (605,231)
Other income                                                     5,779             5,428
Interest expense                                               (55,292)          (61,854)
Loss on retirement of fixed assets                                (267)               --
                                                           -----------       -----------

Loss before income taxes                                       (91,878)         (661,657)
Provision for state and local income taxes                        (226)             (982)
                                                           -----------       -----------

Net loss                                                   $   (92,104)      $  (662,639)
                                                           ===========       ===========

Net loss per share of common stock:

     Basic and diluted                                     $     (0.01)      $     (0.12)
                                                           ===========       ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                       7,458,191         5,450,379
                                                           ===========       ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                              2004             2003
                                                                              ----             ----
Cash flows from operating activities:
     Net loss                                                             $   (92,104)      $  (662,639)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation                                                     47,759            69,469
              Deferred compensation                                                --            12,500
              Deferred rent                                                    (3,382)           (2,102)
              Loss on retirement of fixed assets                                  267                --
     Changes in operating assets and liabilities:
         Accounts receivable                                                   22,910           111,272
         Other current assets                                                  (6,148)           13,435
         Prepaid and other assets                                             (19,741)           (3,643)
         Deferred revenue                                                     (12,028)          (24,246)
         Accounts payable                                                       6,511           112,819
         Accrued expenses                                                        (249)           18,390
                                                                          -----------       -----------

Net cash used in operating activities                                         (56,205)         (354,745)
                                                                          -----------       -----------

Cash flows from investing activities:
     Purchase of fixed assets                                                 (61,365)           (6,562)
                                                                          -----------       -----------

Net cash used in investing activities                                         (61,365)           (6,562)
                                                                          -----------       -----------

Cash flows from financing activities:
     Issuance of common stock                                                      --            19,800
     Proceeds from exercise of stock options                                        7                 8
     Payments on promissory note                                              (66,871)          (53,415)
     Payments on capital lease obligations                                    (10,207)           (7,851)
                                                                          -----------       -----------

Net cash used in financing activities                                         (77,071)          (41,458)
                                                                          -----------       -----------

Net decrease in cash and cash equivalents                                    (194,641)         (402,765)
Cash and cash equivalents at beginning of
     period                                                                 1,138,447           988,427
                                                                          -----------       -----------

Cash and cash equivalents at end of period                                $   943,806       $   585,662
                                                                          ===========       ===========

Supplemental schedule of noncash investing and
     financing activities:
         Acquisition of computer equipment under
              capital lease                                               $    26,395       $        --
                                                                          ===========       ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 2004 and the results of its operations and its cash flows for the nine-month periods ended September 30, 2004 and 2003.

Results of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results of a full year.

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

The following table illustrates the effect on net income (loss) and net income
(loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to its stock-based employee compensation plan for periods noted:

                                                   3 Months Ended                   9 Months Ended
                                                    September 30,                    September 30,
                                                    -------------                    -------------
                                                2004             2003            2004           2003
                                                ----             ----            ----           ----
Net income (loss)
     As reported                              $   6,752       $(195,636)      $ (92,104)      $(662,639)
     Less: Total stock-based employee
         compensation expense determined
         under fair value based method
         for all awards, net of related
         tax benefits or effects                  8,275          (1,324)            958          (7,944)
                                              ---------       ---------       ---------       ---------

     Pro forma                                $  15,027       $(196,960)      $ (91,146)      $(670,583)
                                              =========       =========       =========       =========
Net loss per share - basic and
     diluted
         As reported                          $   (0.00)      $   (0.04)      $   (0.01)      $   (0.12)
         Pro forma                            $   (0.00)      $   (0.04)      $   (0.01)      $   (0.12)

(3) Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for the Company's fiscal period ending March 31, 2004, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company holds no interest in variable interest entities, thus the adoption of the provisions of these pronouncements did not have a material effect on the Company's financial statements.

(4) Deferred Compensation

Beginning January 20, 1999 and continuing through June 30, 2003, the Company's Chief Executive Officer agreed to defer a portion of his annual salary. The cumulative amount deferred of $238,750 is non-interest bearing and is payable at the earlier of (a) the attainment of sustainable cash flow breakeven and (b) the repayment in full of the revised promissory note issued in connection with the Company's acquisition of the assets of CRM from Market Guide Inc. In July 2004, the Company's Board of Directors agreed to issue 200,000 shares of the Company's common stock with a fair value of $90,000 as partial payment of this liability as well as paying to the Chief Executive Officer the tax "gross-up" on this stock award, thereby reducing the cumulative deferred amount by a total of $150,000.

(5) Legal Proceedings

As previously reported, in November, 2001, the Company commenced the Contempt Proceedings against Samuel Fensterstock and a competitor (collectively the

"Defendants") in the Supreme Court of the State of New York, Nassau County; on August 9, 2004, the Court issued a Decision finding that Defendants violated the Settlement Agreement and were in contempt of the July 2001 Order, and awarded compensatory and punitive damages against the Defendants aggregating $821,044, plus attorney fees and legal costs in an amount to be determined. On August 24, 2004, the Court entered a Judgment providing for the enforcement of its award and assigned a Referee to conduct a hearing concerning the amount of attorneys' fees and costs to be awarded. On August 30, 2004, Defendants filed a Notice of Appeal and posted a $900,000 bond to secure the compensatory and punitive damages awarded in the Judgment. On September 10, 2004 the competitor and Samuel Fensterstock served separate Motions to Reargue.

In the Company's action against Decision Strategies LLC ("Decision Strategies"), previously reported, Decision Strategies has moved to dismiss the Company's complaint, which Motion is returnable on November 16, 2004.

(6) Earnings Per Share

The computation of diluted earnings per share excludes all options since their inclusion would be anti-dilutive. During the three months ended September 30, 2004, 483,000 options were excluded. During the three months ended September 30, 2003, 566,000 options were excluded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In December 2003, the Company augmented its working capital by raising $834,000 through the sale of approximately 1.85 million common shares at $0.45 per share in a private placement.

At September 30, 2004, the Company had cash, cash equivalents and other liquid assets of $944,000 compared to $1.14 million at December 31, 2003. The Company's working capital deficit at September 30, 2004 was approximately $983,000 compared to a working capital deficit of approximately $709,000 at December 31, 2003. This decrement was due primarily to a decrease of $195,000 in cash and cash equivalents and a $60,000 increase in accrued expenses. Additionally, the working capital deficit is mainly derived from the $2.02 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is taken into income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

For the nine months ended September 30, 2004, the Company reported a $195,000 decrease in cash and cash equivalents compared to a $403,000 decrease for the same period in the prior fiscal year. Excluding payment of expenses incurred in connection with the Contempt Proceeding, the Competitor Action and the other litigation described in Part II, Item 1 (collectively, the "Litigation") the Company had positive cash flow of $34,000 for the nine months ended September 30, 2004 versus a cash flow deficit of $77,000 (also excluding payment of Litigation expenses) for the comparable period in fiscal 2003.

The Company believes that its legal fees are likely to continue to be significant as a result of (i) Defendants' motion to reargue in the Contempt Proceedings, (ii) a decision by Defendants to appeal in the Contempt Proceedings if its motion to reargue is denied, (iii) the proceeding before the Referee to determine legal fees and court costs, and (iv) the ongoing litigation involving Decision Strategies. Nevertheless, the Company believes that in the aggregate such legal fees will be materially reduced from their prior level during the Hearing in the Contempt Proceedings (which concluded in November 2003). Additionally, the appellants have posted a bond that will secure the damages awarded by the court.

The Company further believes that in the Contempt Proceedings the substantial award of actual and punitive damages as well as its court costs and legal fees should benefit its cash position. In addition, the Defendants should no longer be able to engage in anti-competitive activities which violate the Settlement Agreement, in which event the Company's ability to retain and/or obtain customers should be improved. Moreover, the Company believes that the court, in its discretion, may also award legal fees and court costs incurred in connection with the motions to reargue, Defendants' appeal and the proceeding before the Referee. There can be no assurance that any of the above results will be achieved, or that any amounts awarded in excess of the bond posted by Defendants will be collectible in whole or in part.

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

Although the negative cash flow impact of the Company's legal fees has been materially reduced to date in 2004, the Company nevertheless may be cash flow negative, after debt service, during 2004. This is due to incurrence of certain non-recurring capital expenditures in connection with its move to its new leased facility and the Company's decision to co-locate its production servers at an offsite location, both of which occurred in the third quarter of 2004. However, the Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months and, if it is correct in its assessment of the effect of the Litigation on the improvement of its cash flow and gross revenues, for the longer term as well.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                                        3 Months Ended September 30,
                                                        ----------------------------
                                                     2004                           2003
                                                     ----                           ----
                                                          % of Total                      % of Total
                                            Amount          Income          Amount          Income
                                            ------          ------          ------          ------
Operating revenues                        $ 851,231          100.00%      $ 756,999          100.00%

Operating expenses:
   Data and product costs                   282,366           33.17%        290,896           38.43%
   Selling, general & administrative        530,357           62.30%        620,271           81.94%
   Depreciation and amortization             15,499            1.82%         22,195            2.93%
                                          ---------       ---------       ---------       ---------
     Total operating expenses               828,222           97.30%        933,362          123.30%
                                          ---------       ---------       ---------       ---------

Income (loss) from operations                23,009            2.70%       (176,363)         -23.30%
Other income                                  2,193            0.26%          1,010            0.13%
Interest expense                            (18,183)          -2.14%        (20,001)          -2.64%
Loss on retirement of fixed assets             (267)          -0.03%             --            0.00%
                                          ---------       ---------       ---------       ---------

Income (loss) before income taxes             6,752            0.79%       (195,354)         -25.81%
Provision for income taxes                       --            0.00%           (282)          -0.04%
                                          ---------       ---------       ---------       ---------

Net income (loss)                         $   6,752            0.79%      $(195,636)         -25.84%
                                          =========       =========       =========       =========

Operating revenues increased 12% for the three months ended September 30, 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 3% for the third quarter of 2004 compared to the same period of fiscal 2003. This decrease was primarily due to the lower cost of acquiring third-party international credit reports, and lower salary and related employee benefits resulting from a decrease in headcount, offset partially by the cost of the co-location facility and consultant fees incurred in connection with the moves described above.

Selling, general and administrative expenses decreased 14% for the third quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease was primarily due to a decrease in legal fees incurred in connection with the Litigation, partially offset by an increase in rent expense due to the incurrence of rental payments on both the Company's old and new leased facilities as well as slightly higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months.

Depreciation and amortization decreased 30% for the third quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease was due to a lower depreciable asset base during most of the quarter, as certain items have been fully depreciated but are still in use, offset by depreciation expense recorded for the assets either purchased or leased in connection with the Company's move and the decision to co-locate its production servers.

Other income increased 117% for third quarter of fiscal 2004 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts during the current quarter compared to the same period last year due to the funds raised in the December 2003 private placement.

Interest expense decreased 9% for the third quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease was due to a lower outstanding promissory note balance.

The Company reported net income of $7,000 versus a net loss of $196,000 for the three months ended September 30, 2004 and 2003, respectively. Excluding the Litigation expenses of $29,000 and $187,000 for the three months ended September 30, 2004 and 2003, respectively, the Company would have reported net income
(loss) of $36,000 and ($9,000) for the three months ended September 30, 2004 and 2003, respectively.

                                                         9 Months Ended September 30,
                                                         ----------------------------
                                                      2004                             2003
                                                      ----                             ----
                                                           % of Total                        % of Total
                                            Amount            Income          Amount           Income
                                            ------            ------          ------           ------
Operating revenues                        $ 2,484,855          100.00%     $ 2,210,493          100.00%

Operating expenses:
   Data and product costs                     801,120           32.24%         934,580           42.28%
   Selling, general & administrative        1,678,074           67.53%       1,811,675           81.96%
   Depreciation and amortization               47,759            1.92%          69,469            3.14%
                                          -----------       ---------      -----------       ---------
     Total operating expenses               2,526,953          101.69%       2,815,724          127.38%
                                          -----------       ---------      -----------       ---------

Loss from operations                          (42,098)          -1.69%        (605,231)         -27.38%
Other income                                    5,779            0.23%           5,428            0.25%
Interest expense                              (55,292)          -2.23%         (61,854)          -2.80%
Loss on retirement of fixed assets               (267)          -0.01%              --            0.00%
                                          -----------       ---------      -----------       ---------

Loss before income taxes                      (91,878)          -3.70%        (661,657)         -29.93%
Provision for income taxes                       (226)          -0.01%            (982)          -0.04%
                                          -----------       ---------      -----------       ---------

Net loss                                  $   (92,104)          -3.71%     $  (662,639)         -29.98%
                                          ===========       =========      ===========       =========

Operating revenues increased 12% for the nine months ended September 30, 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 14% for the first nine months of fiscal 2004 compared to the same period of fiscal 2003. This decrease was primarily due to the lower cost of acquiring third-party international credit reports, and lower salary and related employee benefits resulting from a decrease in headcount.

Selling, general and administrative expenses decreased 7% for the first nine months of fiscal 2004 compared to the same period of fiscal 2003. This decrease was primarily due to a decrease in legal fees incurred in connection with the Litigation offset somewhat by higher salary and related employee benefit costs due to an increase in commission expense.

Depreciation and amortization decreased 31% for the first nine months of fiscal 2004 compared to the same period of fiscal 2003. This decrease is due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

Other income increased 6% for the nine months ended September 30, 2004 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts during the current quarter compared to the same period last year due to the funds raised in the December 2003 private placement.

Interest expense decreased 11% for the first nine months of fiscal 2004 compared to the same period of fiscal 2003. This decrease was due to a lower outstanding promissory note balance.

The Company incurred a net loss of $92,000 and $662,000 for the nine months ended September 30, 2004 and 2003, respectively. Excluding the Litigation expenses of $192,000 and $409,000 for the nine months ended September 30, 2004 and 2003, respectively, the Company would have reported net income (loss) of $100,000 and ($253,000) for the nine months ended September 30, 2004 and 2003, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, in November, 2001, the Company commenced the Contempt Proceedings against Samuel Fensterstock and a competitor (collectively the "Defendants") in the Supreme Court of the State of New York, Nassau County; on August 9, 2004, the Court issued a Decision finding that Defendants violated the Settlement Agreement and were in contempt of the July 2001 Order, and awarded compensatory and punitive damages against the Defendants aggregating $821,044, plus attorney fees and legal costs in an amount to be determined. On August 24, 2004, the Court entered a Judgment providing for the enforcement of its award and assigned a Referee to conduct a hearing concerning the amount of attorneys' fees and costs to be awarded. On August 30, 2004, Defendants filed a Notice of Appeal and posted a $900,000 bond to secure the compensatory and punitive damages awarded in the Judgment. On September 10, 2004 the competitor and Samuel Fensterstock served separate Motions to Reargue.

In the Company's action against Decision Strategies LLC ("Decision Strategies"), previously reported, Decision Strategies has moved to dismiss the Company's complaint, which Motion is returnable on November 16, 2004.

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

(b)   Reports on Form 8-K

      o On August 11, 2004, we furnished a Current Report on Form 8-K pursuant to "Item 5. Other Events and Regulation FD Disclosure" attaching our press release dated August 11, 2004 that announced the Company was awarded in excess of $820,000 in compensatory and punitive damages, plus its legal fees and costs (the amount of which will be decided in a separate hearing), in its long-pending litigation against its competitor and a former Vice President.

      o On September 1, 2004, we furnished a Current Report on Form 8-K pursuant to "Item 8.01. Other Events" attaching our press releases dated August 31, 2004 and August 26, 2004 that deal with the posting of a $900,000 bond by its competitor to stay execution by the Company of its previously reported judgment.

      o On September 30, 2004, we furnished a Current Report on Form 8-K pursuant to "Item 4.01. Changes in Registrant's Certifying Accountant" noting that the Audit Committee of the Company's Board of Directors dismissed BDO Seidman, LLP and engaged J.H. Cohn LLP as the Company's independent registered public accounting firm.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREDITRISKMONITOR.COM, INC.
                                                 (REGISTRANT)


Date: November 15, 2004                   By: /s/ Lawrence Fensterstock
                                                  Lawrence Fensterstock
                                                  Chief Financial Officer