Form 10KSB
period 2004-12-31
CREDITRISKMONITOR COM INC
filed 2005-03-31
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended: December 31, 2004

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        For the transition period from to

                          Commission File Number 1-8601

                           CREDITRISKMONITOR.COM, INC.
                 (Name of small business issuer in its charter)

                  Nevada                                    36-2972588
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

       704 Executive Boulevard, Suite A
       Valley Cottage, New York                                 10989
  (Address of Principal Executive offices)                    (Zip Code)

Issuer's telephone number: (845) 230-3000

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for the most recent fiscal year. $3,346,572

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
non-affiliates as of March 7, 2005 was $1,010,749. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 7,679,462 shares of common stock $.01 par value outstanding as of March 7, 2005.

Documents incorporated by reference: None

Transitional Small Business Format (check one): Yes |_|; No |X|

                                     PART I

ITEM 1. BUSINESS

      In addition to historical information, the following discussion of the Company's business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "The CreditRiskMonitor Business", "The Company's Goals", "Marketing and Sales", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risks and Other Considerations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the "Company" or "CRM") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2005.

The CreditRiskMonitor Business

      CRM is an interactive Internet-based (see our website at www.crmz.com) financial information and news service designed specifically for corporate credit professionals and which competes directly with Dun & Bradstreet, Inc. ("D&B(TM)"). CRM's service analyzes business/commercial credit risk as contrasted to the credit risk of individuals. For example, when an individual purchases a television set, before the television leaves the store a payment is made via cash, check or credit card. However, in a business-to-business transaction, e.g., for $20,000 of widgets, the seller usually will ship before the buyer pays - there is an extension of trade credit by the seller. The terms of trade credit could be 2%-10 days, net 30 (a 2% deduction from the price if payment is made within 10 days but, if not, payment in full must be made within 30 days). It is the extension of this credit that is referred to as trade credit risk. CRM's service is usually purchased by the seller to review the risks of extending trade credit to the purchaser. If the purchaser is unable to pay, the seller can suffer substantial losses (e.g., assuming a 10% pre-tax margin it will take $10 of sales to offset each $1 of bad debt). This decision to ship prior to payment may be made under intense time pressure, with potentially adverse results if the credit manager has inaccurate or stale information. CRM believes that, with the downsizing of corporate America and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. Simultaneously, the Company further believes that there has been an explosion in available information, resulting in an overwhelming amount of data and limited time for research and analysis.

      CRM's credit risk analysis service is the result of management's experience in the commercial credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRM to satisfy the credit industry's requirements for a timely, technologically advanced, low cost credit information service. CRM sells the following commercial credit analysis services to corporate credit managers:

      (1) An annual fixed price service with coverage of approximately 17,600 U.S. and Canadian public companies with full financial analysis and up-to-date financial news coverage for purposes of credit evaluation. This service is supplemented with the publishing of trade receivable data and public filing information (i.e., suits, liens, judgments and bankruptcy information) on over 5 million public and private U.S. companies.

      (2) An annual fixed price service with coverage of approximately 20,600 foreign public companies with full financial analysis for purposes of credit analysis. This service, for the most part, includes the extensive financial analysis provided in the domestic service described in item (1) above.

      (3) Individual credit reports on the approximately 38,200 companies covered in items (1) and (2) above.

      (4) Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CRM through affiliations with third-party suppliers and sold to CRM subscribers.

      CRM's services provide corporate credit professionals with a one-stop information service to continuously monitor the creditworthiness of all their U.S. and foreign public company customers and many domestic and foreign private company customers, in the shortest possible time and with minimum effort. This timesaving is critical where immediate decisions must be made.

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

      The viability and potential of CRM's business is made possible by its Internet service delivery and the following characteristics:

      o Low price. The annual subscription price of each of CRM's services is low compared to the cost of most competitive products and low compared to the subscriber's possible loss of not getting paid (see the Price Comparison chart on our website).

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

      o Continued cost reductions. The Company foresees declining costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company further believes that the base of its renewal business should grow larger each year and the Company has lower sales expenses for renewals than for new sales. All these naturally occurring cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company's in-place fixed costs. Offsetting these cost reductions will be CRM's need to add additional content unless it is able to offset these additional content costs by increasing the price of CRM's services.

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

Value Proposition

      CRM's fundamental value proposition is that CRM creates and sells high quality commercial credit reports at a cost significantly below that of equivalent reports from the leading provider (price comparison as of March 10, 2005). Because D&B(TM) has the largest share of the commercial credit market, their flagship product, the Business Information Report ("BIR"), is the standard by which that market measures both quality and price. CRM's customers clearly agree that the quality and freshness of its commercial credit reports on active public companies is as high, if not higher, than that of the D&B(TM) BIRs on the same companies. Moreover, the price of CRM's commercial credit reports is often 80% below D&B(TM)'s price for BIRs on the same companies.

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

      CRM employs several different selling strategies to deliver this value to different customer segments:

      o For low-volume customers, CRM sells individual domestic and foreign commercial credit reports for a flat price of $49.95 per report, using credit card transactions across the Internet. Although D&B(TM) also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a report depends on both the customer's home country and the home country of the company about which they are inquiring. This pricing schedule includes more than 20 different price points for the D&B(TM) BIR alone, ranging from $80 to $570 per report. It is apparently designed to protect D&B(TM)'s legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering BIRs across internal D&B(TM) organizational boundaries. In contrast, CRM was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems.

      o Customers who purchase dozens of credit reports (or more) per year typically have contracts with D&B(TM), at least in the United States. Traditionally, D&B(TM) sells such customers prepaid units and/or reports ("units") on an annual basis, which they can then use to buy D&B(TM) products throughout the year. The price of each unit depends on the number of units being purchased upfront, with the resulting price of a domestic U.S. BIR generally ranging between $40 and $60. If a customer has unused units at the end of the year, D&B(TM) may allow it to only carry a percentage of them forward, as long as the customer renews for another year for at least the same number of units as the previous year. All other unused units may be forfeited. For these customers, CRM's unlimited "all you can eat" fixed price annual subscription (which also includes continuous monitoring and email alerting of S&P rating changes, SEC filings, and press releases) represents an opportunity to save money by significantly reducing the customer's D&B(TM) usage. CRM does not recommend to subscription customers that they drop their D&B(TM) contracts altogether, since D&B(TM) has broader coverage of private companies. However, CRM has found that most medium to large sized companies generate a substantial portion of their revenues selling to public companies, and CRM believes that its reports and monitoring of public companies are superior to what is offered by D&B(TM). The Best Practice that CRM recommends to its subscription customers is to always search CRM's data base first (which does not incur any incremental expense to them) and to save their expensive D&B(TM) units for those situations where CRM has no information on the business in question. CRM believes that customers who follow this practice typically find that the reduction in their D&B(TM) usage alone pays for the modest CRM subscription fee many times over.

      o It is expected that compliance with the Sarbanes-Oxley Act of 2002 will require companies to adopt a systematic process to continually review the financial results of those companies that represent the higher revenue generators for each company. These, for the most part, will be their public company customers.

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

Net Operating Loss Carryforwards

      As of December 31, 1998, the Company had approximately $13.9 million of net operating loss ("NOL") carryovers. At December 31, 2004, the Company had NOL carryforwards aggregating approximately $6.4 million, including the balance remaining of the 1998 carryovers, expiring in varying amounts over the following twenty (20) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the "Code"), may be used to minimize the Company's liability for taxes on future taxable income of the Company, if any.

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

Employees

      As of March 7, 2005, the Company had 32 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

      The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. To date the Company has not made any contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2. PROPERTY.

      The Company does not own any real property. The Company relocated its principal office in August 2004 to approximately 7,690 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2009 and provides for a monthly cost of $7,682 during the first year and increases of 3% per annum in subsequent years, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3. LEGAL PROCEEDINGS.

      As previously reported, in November, 2001, the Company commenced an action against Samuel Fensterstock and a competitor (collectively the "Defendants") in the Supreme Court of the State of New York, Nassau County; on August 6, 2004, in the Contempt Proceedings, the Court issued a Decision finding that Defendants violated the Settlement Agreement and were in contempt of the July 2001 Order, and awarded compensatory and punitive damages against the Defendants aggregating $821,044, plus attorney fees and legal costs in an amount to be determined; on August 24, 2004, the Court entered a Judgment providing for the enforcement of its award and assigned a Referee to conduct a hearing concerning the amount of attorneys' fees and costs to be awarded; on August 30, 2004, Defendants filed a Notice of Appeal and posted a $900,000 bond to secure the compensatory and punitive damages awarded in the Judgment; and on September 10, 2004 the competitor and Samuel Fensterstock served separate Motions to Reargue. In January 2005, the Court rejected the arguments contained in the Motions to Reargue and adhered to its August 6, 2004 Decision. The issue of attorneys' fees and costs is currently before the Referee.

      In the Company's action against Decision Strategies LLC ("Decision Strategies") in Nassau County, previously reported, the Court granted Decision Strategies' motion to dismiss because Decision Strategies commenced an action in New York County. The dispute will now be heard in New York County.

      In the Competitor Action, previously reported, the parties are engaged in discovery.

      In each of the actions filed by the Company, against the competitor and Mark McNamara and against the competitor and Ryan Kohler, previously reported, the parties are engaged in discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2004, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURHASES OF EQUITY SECURITIES.

      The Company's Common Stock trades in the over-the-counter market "Bulletin Board Service" under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2003 and 2004. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                           High Bid          Low Bid
                                           --------          -------

2003
         First Quarter                      $ 0.400           $ 0.250
         Second Quarter                     $ 0.400           $ 0.260
         Third Quarter                      $ 0.330           $ 0.330
         Fourth Quarter                     $ 0.400           $ 0.340

2004
         First Quarter                      $ 0.800           $ 0.400
         Second Quarter                     $ 0.510           $ 0.440
         Third Quarter                      $ 0.510           $ 0.420
         Fourth Quarter                     $ 0.420           $ 0.400

      On March 7, 2005, there were approximately 328 registered holders of the Company's Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

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

      The Company did not repurchase any of its common stock during the fourth quarter of 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

      In December 2003, the Company augmented its working capital by raising $834,000 through the sale of approximately 1.85 million common shares at $0.45 per share in a private placement.

      At December 31, 2004, the Company had cash and cash equivalents of $877,000 compared to $1.14 million at December 31, 2003. The Company's working capital deficit at December 31, 2004 was approximately $1.05 million compared to a working capital deficit of approximately $709,000 at December 31, 2003, due primarily to a decrease of $261,000 in cash and cash equivalents and a $107,000 increase in accrued expenses. Additionally, the working capital deficit at December 31, 2004 is mainly derived from the $2.22 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is taken into income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

      For the year ended December 31, 2004, the Company reported a $261,000 decrease in cash and cash equivalents compared to a $150,000 increase for the prior fiscal year. The prior year's increase is inclusive of the $834,000 raised in the private placement. Excluding the funds raised from the private placement, the Company experienced a $684,000 decrease in cash and cash equivalents during 2003. Excluding costs of $269,000 and $591,000 in 2004 and 2003, respectively, incurred in connection with the Contempt Proceeding, the Competitor Action and the other litigation described in Part I, Item 3 (collectively, the "Litigation") the Company had positive cash flow of $8,000 for the year ended December 31, 2004 versus a cash flow deficit of $93,000 (also excluding payment of Litigation expenses and before the funds raised in the 2003 private placement) for fiscal 2003.

      The Company believes that its legal fees are likely to continue to be significant as a result of (i) a decision by Defendants to appeal the August 6, 2004 Decision, (ii) the proceedings before the Referee to determine legal fees and court costs, (iii) the Competitor Action against the Company, (iv) the ongoing litigation involving Decision Strategies, and (v) the ongoing litigations against the competitor and the Company's former employees.

      The Company further believes that the substantial award provided in the August 6, 2004 Decision, if realized, should benefit its cash position. In addition, the Defendants should no longer be able to engage in anti-competitive activities which violate the Settlement Agreement, in which event the Company's ability to retain and/or obtain customers should be improved. Additionally, the Defendants have posted a bond that will secure the damages provided in the August 6, 2004 Decision. There can be no assurance that any of the above results will be achieved, or that any amounts awarded in excess of the bond posted by Defendants will be collectible in whole or in part.

      The parties currently are engaged in discovery in connection with the Competitor Action. The Company believes that (a) the competitor's claims are without merit, and (b) in any event, the Company's counterclaims should reduce or eliminate the effect of any recovery the competitor may obtain. There can be no assurance that any of the above results will be achieved.

      While the Company, as noted above, believes that the negative cash flow impact of its legal costs may continue, the Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for at least the next 12 months and, if it is correct in its assessment of the effect of the Litigation on the improvement of its cash flow and gross revenues, for the longer term as well.

      As described more fully in Notes 6 and 8 of the Notes to Consolidated Financial Statements, at December 31, 2004 the Company had certain cash obligations, which are due as follows:

                                                 Less than                                 After
                                      Total       1 Year      1-3 Years     4-5 Years     5 Years
                                      -----       ------      ---------     ---------     -------
Promissory Note                   $  620,787      $100,084     $233,763     $286,940           --
Capital lease obligations             71,422        26,518       44,904           --           --
Operating leases                     541,991       128,457      248,900      164,634           --
                                  ----------      --------     --------     --------     --------

Total                             $1,234,200      $255,059     $527,567     $451,574           --
                                  ==========      ========     ========     ========     ========

Off-Balance Sheet Arrangements

      The Company is not a party to any off-balance sheet arrangements.

Results of Operations

      2004 vs. 2003

                                                    Year Ended December 31,
                                                    -----------------------
                                              2004                          2003
                                              ----                          ----
                                                   % of Total                     % of Total
                                     Amount          Revenue        Amount          Revenue
                                     ------          -------        ------          -------
Operating revenues                 $ 3,346,572          100.00%   $ 3,042,635          100.00%
                                   -----------     -----------    -----------     -----------

Operating expenses:
   Data and product costs            1,042,912           31.16%     1,194,310           39.25%
   Selling, general and
     administrative                  2,308,046*          68.97%     2,490,382*          81.85%
   Depreciation and amortization        67,721            2.02%        88,254            2.90%
                                   -----------     -----------    -----------     -----------
     Total operating expenses        3,418,679          102.15%     3,772,946          124.00%
                                   -----------     -----------    -----------     -----------

Loss from operations                   (72,107)*         -2.15%      (730,311)*        -24.00%
Other income                             7,729            0.23%         6,369            0.21%
Interest expense                       (74,271)          -2.22%       (81,023)          -2.66%
                                   -----------     -----------    -----------     -----------

Loss before income taxes              (138,649)*         -4.14%      (804,965)*        -26.46%
Income taxes                               381            0.01%           982            0.03%
                                   -----------     -----------    -----------     -----------

Net loss                           $  (139,030)*         -4.15%   $  (805,947)*        -26.49%
                                   ===========     ===========    ===========     ===========

*     Litigation   expenses  were  $237,000  and  $669,000  in  2004  and  2003, respectively.

      Operating revenues increased 10% for the year ended December 31, 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

      Data and product costs decreased 13% for fiscal 2004. This decrease was primarily due to the lower cost of acquiring third-party international credit reports, and lower salary and related employee benefits resulting from a decrease in headcount, offset partially by the incurrence of certain non-recurring capital expenditures in connection with its move to its new leased facility and the Company's decision to co-locate its production servers at an offsite location, both of which occurred in the third quarter of 2004.

      Selling, general and administrative expenses decreased 7% for fiscal 2004. This decrease was primarily due to a decrease in legal fees incurred in connection with the Litigation, partially offset by an increase in rent expense due to the four month incurrence of rental payments on both the Company's old and new leased facilities as well as slightly higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months.

      Depreciation and amortization decreased 23% for fiscal 2004. This decrease was due to a lower depreciable asset base during most of the year, as certain items had been fully depreciated but were still in use, offset by depreciation expense recorded for the assets either purchased or leased in connection with the Company's move and the decision to co-locate its production servers.

      Other income increased 21% for fiscal 2004. This increase was due to a higher level of funds invested in interest bearing accounts during the year compared to last year due to the funds raised in the 2003 private placement.

      Interest expense decreased 8% for fiscal 2004, due to a lower outstanding promissory note balance, partially offset by the interest expense on the capital leases entered into during 2004.

      The Company incurred net losses of $139,030 and $805,947 for the years ended December 31, 2004 and 2003, respectively. The decrease in the net loss is due principally to the decrease in Litigation expenses described above. Excluding the Litigation expenses of $237,000 and $669,000 for the years ended December 31, 2004 and 2003, respectively, the Company would have reported net income (loss) of $98,000 and ($137,000) for fiscal 2004 and 2003, respectively.

      2003 vs. 2002

                                                    Year Ended December 31,
                                                    -----------------------
                                              2003                           2002
                                              ----                           ----
                                                   % of Total                     % of Total
                                      Amount         Revenue         Amount         Revenue
                                      ------         -------         ------         -------
Operating revenues                 $ 3,042,635          100.00%   $ 3,069,546          100.00%
                                   -----------     -----------    -----------     -----------

Operating expenses:
   Data and product costs            1,194,310           39.25%     1,453,650           47.36%
   Selling, general and
     administrative                  2,490,382*          81.85%     1,688,609*          55.01%
   Depreciation and amortization        88,254            2.90%       104,308            3.40%
                                   -----------     -----------    -----------     -----------
     Total operating expenses        3,772,946          124.00%     3,246,567          105.77%
                                   -----------     -----------    -----------     -----------

Loss from operations                  (730,311)*       -24.00%       (177,021)*        -5.77%
Other income                             6,369            0.21%        17,511            0.57%
Interest expense                       (81,023)         -2.66%        (92,186)         -3.00%
                                   -----------     -----------    -----------     -----------

Loss before income taxes              (804,965)*       -26.46%       (251,696)*        -8.20%
Income taxes                               982            0.03%         1,220            0.04%
                                   -----------     -----------    -----------     -----------

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

      Revenue recognition -- CRM's domestic and international service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company's third-party international credit report service is recognized as information is delivered and products and services are used by customers.

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

Recently Issued Accounting Standards

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) by requiring these items to be recognized as current-period charges. Further, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will have no impact on our results of operations or our financial position.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on our results of operations or our financial position.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," replacing SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123R requires public companies to recognize compensation expense for the cost of stock options and all other awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. The Company is evaluating the various transition provisions under SFAS No. 123R. For public entities that file as small business issuers, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

      In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities". FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. The Company holds no interest in variable interest entities.

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

      Since inception, CRM has incurred significant losses, and the Company may continue to incur additional losses and negative cash flow at least for the balance of 2005. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

      Risks of Litigation. As reported under "Legal Proceedings", the Company is a party to various legal proceedings, including particularly the Contempt Proceeding and the Competitor Action. Litigation is often a lengthy and costly process causing diversion of effort and resources by the Company and its management with no guarantee of success. While enforcement of the August 6, 2004 Decision in the Contempt Proceeding should benefit the Company's cash position and its business operations, the Decision is currently on appeal and there can be no assurance of a favorable outcome, or that any material cash award in excess of the bond will be collectible. While the Company believes that the competitor's claims in the Competitor Action are without merit and that, in any event, the Company's counterclaims should reduce or eliminate the effect of any recovery the competitor may obtain, there also can be no assurance that these results will be achieved. Failure by the Company to sustain and collect a substantial award of damages in the Contempt Proceeding, or an unfavorable result in the Competitor Action, or both, could have a material adverse effect on the Company's business, cash and financial position, prospects and results of operations. In any event, the Company's legal fees are likely to continue to be significant in light of the litigation to which it is a party. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources."

      Competition. The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. The Company's current or potential competitors include (i) companies now selling or who will be selling credit analysis data, such as D&B(TM) which currently has the dominant position in the industry and the financial resources to withstand substantial price competition, and (ii) a number of indirect competitors that specialize in online commerce or information or derive a substantial portion of the revenues from online commerce or information, who may offer products, and many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of delivery. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to secure data from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

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

      The Company's web servers were located to a secure offsite location during 2004. Its back office computer and communications hardware is located at a single leased facility in Valley Cottage, New York. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not currently have redundant systems or a formal disaster recovery plan and does not have sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

      Reliance on Certain Suppliers. The Company purchases its data and/or credit reports from a limited number of vendors under agreements having terms of 17 months or less. The Company has no longer-term contracts or arrangements with any vendor of data that guarantee the availability of data, the continuation of particular payment terms or the extension of credit. Nevertheless, the Company believes that it would be able to obtain the necessary data from other sources, at competitive prices, should it become necessary or advisable to do so. There can be no assurance, however, that the Company's vendors will continue to supply data to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of information in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to maintain or develop relationships with vendors that would allow it to obtain sufficient quantities of reliable information on acceptable commercial terms, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

      Disallowance of NOL Carryovers. As of December 31, 1998, the Company had approximately $13.9 million of net operating loss ("NOL") carryovers. As of December 31, 2004, the Company had approximately $6.4 million of NOL carryovers, including the balance remaining of the 1998 carryovers, expiring in varying amounts over the following twenty (20) years, which it believes may be available to shelter future taxable income, if any. While the Company's view is predicated upon the advice of counsel, the Company does not intend to seek a ruling from the Internal Revenue Service ("IRS") as to the availability of its NOLs and neither the Company's views nor counsel's advice is binding on the IRS. Moreover, counsel's advice is in turn predicated on the accuracy of certain factual assumptions, including assumptions as to the value of its respective preferred and common equity interests as of certain relevant dates, which are in turn based upon the opinion of the independent directors of the Company. Since these factual determinations are important to the tax conclusions, a ruling on this issue would not be available from the IRS, since it does not issue rulings on factual issues. There can be no assurance that such assumptions would be sustained if challenged by the IRS. If a successful challenge were maintained, then the sale of shares of common stock in its 1999 private placement, together with other "owner-shifts" within the prior three years, could have resulted in an "ownership change", in which event the NOL carryovers would be lost in their entirety. In addition, the issuance of shares of common stock in the 2003 private placement, and future issuances by the Company of its equity securities, could result in an "ownership change" which, depending upon the timing thereof, would in turn cause a limitation on the amount of NOL carryovers which can be used in any one year. Any inability to utilize these NOLs or any material limitation on their availability would adversely effect the Company's after-tax cash flow and, accordingly, its financial condition and results of operations.

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

ITEM 7. FINANCIAL STATEMENTS.

      The information required by Item 7, and an index thereto, appears at pages F-1 to F-20 (inclusive) of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective September 27, 2004, upon the recommendation of the Company's audit committee, the Company engaged J.H. Cohn LLP as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2004. J.H. Cohn LLP replaced BDO Seidman, LLP who were dismissed by the Company on September 27, 2004.

      During the years ended December 31, 2003 and 2002 there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during its fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefit of adding employees to clearly segregate duties do not justify the expenses associated with such increase.

ITEM 8B. OTHER INFORMATION.

      None.

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

================================================================================
                                                                   Officer or
                                   Principal Occupation/Position    Director
            Name         Age             Held with Company            Since
--------------------------------------------------------------------------------
Jerome S. Flum            64      Chairman of the                     1983
                                  Board/President/
                                  Chief Executive Officer
--------------------------------------------------------------------------------
Lawrence Fensterstock     54      Senior Vice President/Chief         1999
                                  Financial Officer/
                                  Secretary
--------------------------------------------------------------------------------
Richard J. James          65      Director                            1992
--------------------------------------------------------------------------------
Leslie Charm              61      Director                            1994
================================================================================

      Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. From 1968 to 1985, Mr. Flum was in the investment business as an institutional security analyst, research and sales partner at an investment firm and then as a general partner of a private investment pool. Before entering the investment business Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a legal and legislative aide to a U.S. congressman. Mr. Flum has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in Business Administration from Babson College and a JD degree from Georgetown University Law School.

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

      Leslie Charm has been, since 1972, a partner in the firm of Youngman & Charm, a firm specializing in assisting companies that are experiencing operating and/or financial problems and also advises entrepreneurs in the growing of companies. From 1989 to the present, he has been a director of Moto Photo, Inc., a publicly-held international franchisor of imaging centers which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in November 2002. Mr. Charm was appointed a director of International Electronics, Inc., a publicly-held company, in February 2005. Mr. Charm is an adjunct professor in entrepreneurial finance at Babson College and is a graduate of the Harvard Business School.

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

      To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2004, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with.

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

==================================================================================================================
                                            SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation(4)               Long-Term
                                                                              Compensation(5)
------------------------------------------------------------------------------------------------------------------
                                                                Other
                                                               Annual
                                                               Compen-      Number of Securities       All Other
  Name and Principal Position     Year      Salary(2)         sation(3)      Underlying Options       Compensation
------------------------------------------------------------------------------------------------------------------
Jerome S. Flum, Chairman,        2004      $130,400(3)        $     --                --                 None
President and Chief Executive    2003      $115,200(1)(3)     $     --               5,000               None
Officer                          2002      $120,905(1)(3)     $     --                --                 None
------------------------------------------------------------------------------------------------------------------

Lawrence Fensterstock, Senior    2004      $138,417           $     --                --                 None
Vice President                   2003      $140,000           $     --               5,000               None
                                 2002      $150,000           $     --                --                 None
==================================================================================================================

(1) Beginning January 20, 1999 and continuing through June 30, 2003, Mr. Flum was being compensated by the Company at the rate of $150,000 per annum, of which $12,500 and $25,000 was deferred in 2003 and 2002, respectively. In addition, during 2003 and 2002, Mr. Flum elected to receive a portion of his salary in the form of other non-cash compensation. Effective July 1, 2003, Mr. Flum elected to discontinue any future deferral. The cumulative amount deferred of $238,750 is non-interest bearing and was initially payable at the earlier of (a) the attainment by the Company of sustainable cash flow breakeven and (b) the repayment in full of the revised promissory note issued in connection with the Company's acquisition of the assets of CRM from Market Guide Inc. In July 2004, the Company's Board of Directors agreed to issue 200,000 shares of the Company's common stock with a fair value of $90,000 as partial payment of this liability as well as paying, in cash, the balance to the Chief Executive Officer, representing the tax "gross-up" on this stock award, thereby reducing the cumulative deferred amount by approximately $150,000 to $88,890. The full amount of his compensation, including the deferred portion, is reflected in the Company's financial statements.

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

(5) There were no Restrictive Stock Awards or Long-Term Incentive Plan payouts during the past three fiscal years.

Directors' Fees

      Commencing September 1994, non-employee directors receive $450 for each Board of Directors' meeting attended, up to a maximum payment of $1,800 per Director per calendar year. During 2003, non-qualified options to purchase 3,500 shares of Common Stock at a purchase price of $1.00 per share, were granted to each of the two non-employee directors.

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

======================================================================================================================
                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------

                        Shares                    Number of Securities Underlying         Value of Unexercised
                     Acquired on       Value       Unexercised Options at Fiscal     In-the-Money Options at Fiscal
       Name          Exercise (#)  Realized ($)             Year-End (#)                     Year-End ($)(1)
----------------------------------------------------------------------------------------------------------------------
                                                    Exercisable    Un-exercisable     Exercisable     Un-exercisable
----------------------------------------------------------------------------------------------------------------------
Jerome S. Flum           -0-            -0-           15,000            5,000             -0-              $-0-
----------------------------------------------------------------------------------------------------------------------
Lawrence                 -0-            -0-             -0-            170,000            -0-            $67,485
Fensterstock
======================================================================================================================

(1) Represents the amount by which the closing price on December 31, 2004 ($0.45) exceeded the exercise prices of unexercised options.

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

================================================================================================
                           MINIMUM ANNUAL
---------------------------------------------------------
                                      Pre-Tax Operating          Options     Cumulative Options
   Level     Gross Sales                    Margin                Vested           Vested
------------------------------------------------------------------------------------------------
     1       $ 3 Million                     20%                   6.7%             6.7%
------------------------------------------------------------------------------------------------
     2       $ 4 Million                     23%                   6.7%            13.4%
------------------------------------------------------------------------------------------------
     3       $ 5 Million                     27%                  10.0%            23.4%
------------------------------------------------------------------------------------------------
     4       $ 6 Million                     36%                  10.0%            33.4%
------------------------------------------------------------------------------------------------
     5       $7.5 Million                    39%                  13.3%            46.7%
------------------------------------------------------------------------------------------------
     6       $ 9 Million                     42%                  13.3%            60.0%
------------------------------------------------------------------------------------------------
     7       $ 11 Million                    45%                  16.6%            76.6%
------------------------------------------------------------------------------------------------
     8       $ 14 Million                    48%                  16.6%            93.2%
------------------------------------------------------------------------------------------------
     9       $ 17 Million                    48%                   6.8%           100.0%
================================================================================================

      Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in full at the time of such change in control.

      No stock options were exercised by the Company's executive officers in the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth as of March 7, 2005 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

===========================================================================================
                                                                 Percentage of
                                      Number of Shares            Outstanding
                 Name                of Common Stock(1)           Common Stock
-------------------------------------------------------------------------------------------
Flum Partners(2)                         4,897,128                   63.64%
-------------------------------------------------------------------------------------------
Jerome S. Flum                        5,375,353 (3)(4)               69.86%
-------------------------------------------------------------------------------------------
Richard J. James                            37,000                      --*
-------------------------------------------------------------------------------------------
Leslie Charm                                36,000                      --*
-------------------------------------------------------------------------------------------
All directors and officers            5,448,353 (3)(4)               70.81%
(as a group (4 persons))
===========================================================================================

*     less than 1%

(1) Does not give effect to (a) options to purchase 525,500 shares of Common Stock granted to 11 officers and employees pursuant to the 1998 Long Term Incentive Plan of the Company, (b) options to purchase an aggregate of 6,500 shares granted to each of the non-employee directors pursuant to the 1998 Long Term Incentive Plan of the Company, and (c) options to purchase 3,000 shares of Common Stock granted to a consultant pursuant to the 1998 Long Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 15,000 shares of Common Stock granted to Mr. Flum, which are immediately exercisable

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Includes 4,897,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 5,375,353 shares of Common Stock, or 69.86% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a "group", within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act").

(4) Includes 2,000 shares of common stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

      The Company's equity compensation plan approved by stockholders is the 1998 Long-Term Incentive Plan.

      The following table summarizes information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2004.

==============================================================================================================
                                                                                              Number of
                                                                                              securities
                                                                                              remaining
                                                                                            available for
                                             Number of                                          future
                                             securities                 Weighted            issuance under
                                           to be issued                  average                equity
                                               upon                   exercise price         compensation
                                            exercise of                     of                   plans
                                            outstanding                outstanding             (excluding
                                             options,                    options,              securities
                                           warrants and                  warrants             reflected in
            Plan category                     rights                     and rights          first column)
--------------------------------------------------------------------------------------------------------------
 Equity compensation plans                      546,500              $0.8600             881,500
 approved by stockholders
--------------------------------------------------------------------------------------------------------------
 Equity compensation plans                           --                   --                   --
 not approved by stockholders
--------------------------------------------------------------------------------------------------------------
 Total                                          556,500              $0.8895              881,500
==============================================================================================================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      There were no such reportable relationships or related transactions in 2004.

ITEM 13. EXHIBITS.

(a)   Exhibits

      2     -  Copy of the Asset Purchase Agreement dated December 29, 1998. (2)

      3(i)  -  Copy  of  the   Company's   Amended  and  Restated   Articles  of
               Incorporation dated as of May 7, 1999.      (4)


      3(ii) -  Copy of the Company's By-Laws as amended April 27, 1987. (1)

      10-C  -  Copy of Company's 1998 Long-Term Incentive Plan. (3)

      14    -  CreditRiskMonitor.com,   Inc.   Code  of  Ethics  for   Principal
               Executive Officer and Senior Financial Officers. (5)

      31.1* -  Certification of Chief Executive Officer.

      31.2* -  Certification of Chief Financial Officer.

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

(2) Filed as an Exhibit to Registrant's Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(3) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.

(4) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (File No. 1-10825) and incorporated herein by reference thereto.

*     Filed herewith.

                        DOCUMENTS AVAILABLE UPON REQUEST

      All exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company's cost of providing and mailing the exhibits by writing to:

      Office of the Secretary, CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Suite A, Valley Cottage, NY 10989.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      J.H. Cohn LLP's aggregate fees billed or billable for professional services rendered for the audit of the Company's annual financial statements for the 2004 fiscal year and the review of the financial statements included in the Company's Form 10-QSB for 2004's third quarter were $31,500. The engagement of J.H. Cohn LLP for the 2004 fiscal year and the scope of audit-related services, including the audit and reviews described above, were all pre-approved by the audit committee. Prior to its dismissal in September 2004, BDO Seidman, LLP's aggregate fees billed for professional services rendered in 2004 (for the review of the financial statements included in the Company's Forms 10-QSB for the first 2 quarters of fiscal 2004 and the Company's Registration Statement on Form S-8) were $11,675. The engagement of BDO Seidman, LLP for the reviews described above were all pre-approved by the audit committee.

      BDO Seidman, LLP's aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the 2003 fiscal year and the review of the financial statements included in the Company's Forms 10-QSB for the 2003 fiscal year were $31,500. The engagement of BDO Seidman, LLP for the 2003 fiscal year and the scope of audit-related services, including the audit and reviews described above, were all pre-approved by the audit committee.

      The policy of the audit committee is to pre-approve the engagement of the Company's independent auditors and the furnishing of all audit and non-audit services.

Audit-Related Fees

      J.H. Cohn LLP and/or BDO Seidman, LLP did not provide any other assurance or related services in the 2004 or 2003 fiscal years except as described under the caption "Audit Fees".

Tax Fees

      J.H. Cohn LLP's aggregate fees billed or billable for all tax related services for the 2004 fiscal year are $6,000 for tax preparation services.

      BDO Seidman, LLP's aggregate fees for all tax related services for the 2003 fiscal year were $6,000 for tax preparation services.

All Other Fees

      J.H. Cohn LLP and/or BDO Seidman, LLP did not provide any products or services in the 2004 or 2003 fiscal years other than as described above.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CREDITRISKMONITOR.COM, INC.
                                  (REGISTRANT)

Date: March 31, 2005                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer


Date: March 31, 2005                By: /s/ Lawrence Fensterstock
                                            Lawrence Fensterstock
                                            Chief Financial Officer


Date: March 31, 2005                By: /s/ Richard J. James
                                            Richard J. James
                                            Director


Date: March 31, 2005                By: /s/ Leslie Charm
                                            Leslie Charm
                                            Director

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                   F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets - December 31, 2004 and 2003             F-4

       Consolidated Statements of Operations - Years Ended
              December 31, 2004 and 2003                                    F-5

       Consolidated Statements of Stockholders' Equity -
              Years Ended December 31, 2004 and 2003                        F-6

       Consolidated Statements of Cash Flows - Years Ended
              December 31, 2004 and 2003                                    F-7

       Notes to Consolidated Financial Statements                           F-8

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying consolidated balance sheet of CreditRiskMonitor.com, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. and Subsidiary as of December 31, 2004, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ J.H. Cohn LLP

Jericho, New York
March 2, 2005

             Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
CreditRiskMonitor.com, Inc.:

We have audited the accompanying consolidated balance sheet of CreditRiskMonitor.com, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CreditRiskMonitor.com, Inc. at December 31, 2003 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO SEIDMAN, LLP

New York, New York
February 20, 2004

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                               2004            2003
                                                               ----            ----
ASSETS
Current assets:
     Cash and cash equivalents                             $    877,025    $  1,138,447
     Accounts receivable, net of allowance of $43,677           637,221         504,591
     Other current assets                                       172,019         102,602
                                                           ------------    ------------

         Total current assets                                 1,686,265       1,745,640

Property and equipment, net                                     162,085          80,000
Goodwill, net                                                 1,954,460       1,954,460
Prepaid and other assets                                         20,042          18,880
                                                           ------------    ------------

         Total assets                                      $  3,822,852    $  3,798,980
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                      $  2,221,233    $  2,032,478
     Accounts payable                                           170,949         208,065
     Accrued expenses                                           218,990         112,418
     Current portion of long-term debt                          100,084          90,328
     Current portion of capitalized lease obligations            26,518          10,873
                                                           ------------    ------------

         Total current liabilities                            2,737,774       2,454,162
                                                           ------------    ------------

Long-term debt, net of current portion:
     Promissory note                                            520,703         620,787
     Capitalized lease obligations                               44,904           2,757
                                                           ------------    ------------
                                                                565,607         623,544
Deferred rent payable                                             2,375           5,295
Accrued compensation                                             88,890         238,750
                                                           ------------    ------------

         Total liabilities                                    3,394,646       3,321,751
                                                           ------------    ------------

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued                               --              --
     Common stock, $.01 par value; authorized 25,000,000
         shares; issued and outstanding 7,679,462 and
         7,407,462 shares, respectively                          76,794          74,074
     Additional paid-in capital                              28,122,383      28,035,096
     Accumulated deficit                                    (27,770,971)    (27,631,941)
                                                           ------------    ------------

         Total stockholders' equity                             428,206         477,229
                                                           ------------    ------------

         Total liabilities and stockholders' equity        $  3,822,852    $  3,798,980
                                                           ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                        2004           2003
                                                        ----           ----

Operating revenues                                  $ 3,346,572    $ 3,042,635
                                                    -----------    -----------

Operating expenses:
     Data and product costs                           1,042,912      1,194,310
     Selling, general and administrative expenses     2,308,046      2,490,382
     Depreciation and amortization                       67,721         88,254
                                                    -----------    -----------

         Total operating expenses                     3,418,679      3,772,946
                                                    -----------    -----------

Loss from operations                                    (72,107)      (730,311)
Other income                                              7,729          6,369
Interest expense                                        (74,271)       (81,023)
                                                    -----------    -----------

Loss before income taxes                               (138,649)      (804,965)
Provision for state and local income taxes                  381            982
                                                    -----------    -----------

Net loss                                            $  (139,030)   $  (805,947)
                                                    ===========    ===========

Net loss per share-
     basic and diluted                              $     (0.02)   $     (0.14)
                                                    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2004 and 2003

                                Common Stock            Additional                         Total
                            ---------------------        Paid-in      Accumulated      Stockholders'
                            Shares         Amount        Capital         Deficit          Equity
                            ------         ------        -------         -------          ------
Balance January 1,
  2003                      5,419,129   $     54,191   $ 27,201,171    $(26,825,994)   $    429,368

Net loss                           --             --             --        (805,947)       (805,947)
Proceeds from private
  offering                  1,853,333         18,533        815,466              --         833,999
Issuance of shares
  for compensation             60,000            600         19,200              --          19,800
Proceeds from exercise
  of stock option              75,000            750           (741)             --               9
                         ------------   ------------   ------------    ------------    ------------

Balance December 31,
  2003                      7,407,462         74,074     28,035,096     (27,631,941)        477,229

Net loss                           --             --             --        (139,030)       (139,030)
Issuance of shares
  to pay portion
  of accrued
  compensation                200,000          2,000         88,000              --          90,000
Proceeds from exercise
  of stock options             72,000            720           (713)             --               7
                         ------------   ------------   ------------    ------------    ------------

Balance December 31,
  2004                      7,679,462   $     76,794   $ 28,122,383    $(27,770,971)   $    428,206
                         ============   ============   ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                                           2004           2003
                                                                           ----           ----
Cash flows from operating activities:
     Net loss                                                          $  (139,030)   $  (805,947)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation                                                  67,721         88,254
              Accrued compensation                                              --         12,500
              Stock issued in lieu of compensation                              --         19,800
              Deferred rent                                                 (2,920)        (3,052)
     Changes in operating assets and liabilities:
         Accounts receivable, net                                         (132,630)      (140,818)
         Other current assets                                              (69,417)        28,759
         Prepaid and other assets                                           (1,162)         2,549
         Deferred revenue                                                  188,755         97,746
         Accounts payable                                                  (37,116)        95,595
         Accrued expenses                                                   46,712         18,993
                                                                       -----------    -----------

Net cash used in operating activities                                      (79,087)      (585,621)
                                                                       -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                    (73,150)        (6,563)
                                                                       -----------    -----------

Net cash used in investing activities                                      (73,150)        (6,563)
                                                                       -----------    -----------

Cash flows from financing activities:
     Proceeds from private placement                                            --        833,999
     Proceeds from exercise of stock options                                     7              9
     Payments on promissory notes                                          (90,328)       (81,523)
     Payments on capital lease obligations                                 (18,864)       (10,281)
                                                                       -----------    -----------

Net cash provided by (used in) financing activities                       (109,185)       742,204
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents                      (261,422)       150,020
Cash and cash equivalents at beginning of year                           1,138,447        988,427
                                                                       -----------    -----------

Cash and cash equivalents at end of year                               $   877,025    $ 1,138,447
                                                                       ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                                      $    58,451    $    74,858
                                                                       ===========    ===========

         Income taxes                                                  $       381    $       982
                                                                       ===========    ===========

Supplemental schedule of noncash investing and financing activities:
         Acquisition of computer and telephone equipment
              under capital leases                                     $    76,656    $        --
                                                                       ===========    ===========
         Issuance of shares to pay portion of accrued
              compensation                                             $    90,000    $        --
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

Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less when acquired to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments. Assets under capital leases are amortized on the straight-line method over their primary term. Estimated useful lives are generally as follows: fixtures, equipment and software--3 to 6 years; capitalized leases--3 to 5 years; and leasehold improvements--lower of life or term of lease.

Goodwill

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires that purchased goodwill and

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. There was no impairment of goodwill in 2004 and 2003. The Company has no other intangible assets.

Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over 20 years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, management believes no impairment of long-lived assets has occurred.

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

Revenue Recognition

CRM's domestic and international service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company's third-party international credit report service is recognized as information is delivered and products and services are used by customers.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Income (Loss) Per Share

Income (loss) per share is computed under the provisions of SFAS No. 128, "Earnings Per Share". Amounts reported as basic and diluted net loss per share for each of the two years in the period ended December 31, 2004 reflect the net loss for the year divided by the weighted average of common shares outstanding during the period (see Note 9).

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments. The Company's promissory note was originally discounted, as appropriate, to bear an interest rate that represents the cost of borrowings with third-party lenders. Management believes that the carrying value of the note approximates its fair value at December 31, 2004 and 2003.

Comprehensive Income

The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2004 and 2003, there were no items that gave rise to other comprehensive income or loss and the net loss equaled comprehensive loss.

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

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Stock-Based Compensation

At December 31, 2004 the Company has a stock-based employee compensation plan which is described more fully in Note 4. The Company accounts for this plan using the intrinsic value method in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost for employee stock options is reflected in net loss, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plan been determined using a fair value based method consistent with SFAS No. 123 for the years ended December 31:

                                                        2004         2003
                                                        ----         ----

Net loss
     As reported                                     $(139,030)   $(805,947)
     Plus: Stock-based employee compensation
         expense in reported net loss, net of
         related tax benefits or effects                    --       19,800
     Less: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related
         tax benefits or effects (see Note 4)            4,187      (30,493)
                                                     ---------    ---------

     Pro forma                                       $(134,843)   $(816,640)
                                                     =========    =========

Net loss per share - basic and diluted
     As reported                                     $   (0.02)   $   (0.14)
     Pro forma                                       $   (0.02)   $   (0.15)

In 2003, the Company issued 60,000 shares of common stock to employees in lieu of compensation. The pro forma amounts presented above may not be representative of the future effects on reported net loss and net loss per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) by requiring these items to be recognized as current-period charges. Further, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs be

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will have no impact on our results of operations or our financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on our results of operations or our financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," replacing SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123R requires public companies to recognize compensation expense for the cost of stock options and all other awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. The Company is evaluating the various transition provisions under SFAS No. 123R. For public entities that file as small business issuers, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities". FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. The Company holds no interest in variable interest entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 3 - INCOME TAXES

The Company has generated net operating loss ("NOL") carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2004, the Company had Federal NOL carryforwards of approximately $6,432,000, which expire through 2024.

The actual tax expense for 2004 and 2003 differs from the "expected" tax expense for those years (computed by applying the applicable United

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

States federal corporate tax rate to income (loss) before income taxes) as follows:

                                                          2004           2003
                                                          ----           ----

Computed "expected" benefit                            $ (55,460)     $(321,986)
Expiration of net operating loss carryforward            453,528        605,987
Decrease in valuation allowance                         (397,687)      (283,019)
                                                       ---------      ---------

Income tax expense                                     $     381      $     982
                                                       =========      =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 and 2003 are as follows:

                                                        2004           2003
                                                        ----           ----

Deferred tax assets:
     Net operating loss carryforwards                $ 2,574,145    $ 2,843,514
     Other                                               120,752        180,114
                                                     -----------    -----------

         Total gross deferred tax assets               2,694,897      3,023,628
                                                     -----------    -----------
Deferred tax liabilities:
     Goodwill amortization                              (229,332)      (167,991)
     Fixed assets                                         (7,615)            --
                                                     -----------    -----------

         Total gross deferred tax liabilities           (236,947)      (167,991)
                                                     -----------    -----------

Valuation allowance                                   (2,457,950)    (2,855,637)
                                                     -----------    -----------

Net deferred tax assets                              $        --    $        --
                                                     ===========    ===========

No deferred tax benefit has been recorded and a full valuation allowance has been charged against the related deferred tax assets because the Company does not consider it more likely than not that the deferred tax assets will be realized.

The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was a decrease of $397,687 and $283,019, respectively.

NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

In December 2003, the Company sold approximately 1.85 million shares of common stock at $0.45 per share raising $833,999 in a private placement.

At December 31, 2004, 546,500 shares of the Company's authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan. An additional 10,000 shares of the Company's common stock were reserved for issuance under warrants

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

granted in connection with the Company's January 1999 private placement. The warrants are exercisable at $2.50 per share beginning in January 2002 and expire in 2005.

Preferred Stock

The Company's Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2004, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2004, the Company has one stock option plan: the 1998 Long-Term Incentive Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 2004, there were options outstanding for 546,500 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. The plan terminates ten years from the date of stockholder approval. The exercising of the options granted may be accelerated after three years in installments upon the Company attaining certain specified gross revenue and pre-tax margin objectives, unless such objectives are modified in the sole discretion by the Board of Directors. No modifications to these criteria have been made.

Notwithstanding that the objectives may not be met in whole or in part, these options will vest in full on a date that is two years prior to the expiration date of the option or, in the event of a change in control (as defined), will vest in full at time of such change in control.

There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 2004 and 2003, nor are there any stock appreciation rights outstanding at

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2004 and 2003.

Transactions with respect to the Company's stock option plans for the years ended December 31, 2004 and 2003 are as follows:

                                                                      Weighted
                                                                       Average
                                                          Number      Exercise
                                                       of Shares        Price
                                                       ---------        -----

Outstanding at January 1, 2003                           655,250      $  0.6285
     Granted                                              27,000         1.0000
     Forfeited                                          (138,250)        0.5546
     Exercised                                           (75,000)        0.0001
                                                       ---------

Outstanding at December 31, 2003                         469,000      $  0.7721
     Granted                                             181,500         1.0000
     Forfeited                                           (32,000)        2.3001
     Exercised                                           (72,000)        0.0001
                                                       ---------

Outstanding at December 31, 2004                         546,500      $  0.8600
                                                       =========

As of December 31, 2004, there were 881,500 shares of common stock reserved for the granting of additional options.

The following table summarizes information about the Company's stock options outstanding at December 31, 2004:

                                        Options Outstanding                       Options Exercisable
                           --------------------------------------------       -------------------------
                                              Weighted
                                               Average
                                              Remaining        Weighted                        Weighted
                                             Contractual        Average                         Average
      Range of                Number            Life           Exercise          Number        Exercise
  Exercise Prices          Outstanding        (in years)         Price        Exercisable        Price
  ---------------          -----------        ----------         -----        -----------        -----
$ 0.0001 - $ 0.5000          150,000             3.67           $0.0001              --
$ 1.0000 - $ 1.7500          372,500             8.04           $1.0040          18,000          $1.0833
$ 2.1875 - $ 4.5000           24,000             4.98           $4.0000              --
                             -------                                              -----

                             546,500             6.70           $0.8600          18,000          $1.0833
                             =======                                             ======

The weighted average fair value at date of grant for options granted during 2004 and 2003 was $0.36 and $0.28 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                Years ended December 31,
                                                                ------------------------
                 Assumption                                     2004               2003
                 ----------                                     ----               ----
Risk-free interest rate                                         4.42%              4.18%
Dividend yield                                                  0.00%              0.00%
Volatility factor                                               0.88               1.10
Weighted-average expected life of the option (years)              9                  9

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                          2004           2003
                                                          ----           ----

Computer equipment and software                        $ 178,982      $ 446,553
Furniture and fixtures                                    50,189         54,322
Leasehold improvements                                    35,855             --
Capitalized lease                                        119,073         42,416
                                                       ---------      ---------
                                                         384,099        543,291
Less accumulated depreciation and amortization          (222,014)      (463,291)
                                                       ---------      ---------

                                                       $ 162,085      $  80,000
                                                       =========      =========

NOTE 6 - PROMISSORY NOTE

In December 2002, the Company entered into a Note Modification Agreement with Market Guide Inc. ("MGI"), which modified the Consolidated Secured Promissory Note that had been executed in July 2001. The prior promissory note consolidated the two notes issued by CRM in January 1999, as part of the purchase of the assets of MGI's CreditRisk Monitor credit information service. Pursuant to the December 2002 Agreement, CRM issued a new Secured Promissory Note effective January 1, 2003 with a face value of $812,672. The new note bears interest at the rate of 9.5% per annum from January 1, 2003 and is payable in 84 equal monthly installments of principal and interest of $13,282 each, commencing January 31, 2003. In accordance with the terms of Emerging Issues Task Force ("EITF") Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", this transaction is not considered to result in a substantially different debt instrument and as such no gain or loss was recognized on this transaction. Accordingly, the Company was required to discount the new note by approximately $20,000 to yield an effective interest rate of 10.30% based on the carrying value of the old debt instrument.

The new note is secured by the assets originally purchased from MGI

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

The principal maturities on this note subsequent to December 31, 2004 are as follows:

Year Ending
December 31,                                                      Amount
------------                                                      ------

2005                                                             $ 100,084
2006                                                               110,893
2007                                                               122,870
2008                                                               136,141
2009                                                               150,799
                                                                 ---------
                                                                   620,787
Less current portion                                               100,084
                                                                 ---------

                                                                 $ 520,703
                                                                 =========

NOTE 7 - ACCRUED COMPENSATION

Beginning January 20, 1999 and continuing through June 30, 2003, the Company's President and Chief Executive Officer agreed to defer a portion of his annual salary. Accordingly, $12,500 was deferred in 2003. Effective July 1, 2003, the President and Chief Executive Officer elected to discontinue any future deferral. The cumulative amount deferred of $238,750 is non-interest bearing and was initially payable at the earlier of (a) the attainment by the Company of sustainable cash flow breakeven and (b) the repayment in full of the revised promissory note issued in connection with the Company's acquisition of the assets of CRM from Market Guide Inc. (see Note 6). In July 2004, the Company's Board of Directors agreed to issue 200,000 shares of the Company's common stock with a fair value of $90,000 as partial payment of this liability as well as paying, in cash, the balance to the Chief Executive Officer, representing the tax "gross-up" on this stock award, thereby reducing the cumulative deferred amount by approximately $150,000 to $88,890. The full amount of his compensation, including the deferred amount, is reflected in the Company's financial statements.

NOTE 8 - LEASE COMMITMENTS

The Company's operations are conducted from a leased facility, which is under an operating lease that expires in 2009. The Company also

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

leases certain equipment under an operating lease that expires in 2008. Rental expenses under operating leases were $171,442 and $112,429 for the years ended December 31, 2004 and 2003, respectively.

During 2002, the Company acquired certain computer equipment pursuant to a capital lease that expires in 2005. This lease has an implicit interest rate of approximately 18% and allows the Company to acquire the equipment for $1 at the end of the lease. In connection with the Company's relocation in 2004 it entered into 2 capital leases for telephone equipment and computer equipment. Both of these leases are for 36 months, have an implicit interest rate of approximately 10.8% and provide for the Company to acquire the equipment for $1 at the end of the lease.

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2004 are as follows:

                                                      Capital Lease   Operating
                                                       Obligations      Leases
                                                       -----------      ------

2005                                                     $ 32,947      $128,457
2006                                                       30,043       131,258
2007                                                       19,167       117,642
2008                                                           --       104,112
2009                                                           --        60,522
                                                         --------      --------

Total minimum lease payments                               82,157      $541,991
                                                                       ========
Less amounts representing interest                         10,735
                                                         --------

                                                           71,422
Less current portion of capitalized lease obligations      26,518
                                                         --------

Long-term capitalized lease obligations                  $ 44,904
                                                         ========

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                               2004            2003
                                               ----            ----

Net loss                                   $  (139,030)    $  (805,947)
                                           ===========     ===========

Basic average common shares outstanding      7,513,509       5,608,439
                                           ===========     ===========

Net loss per share - basic and diluted     $     (0.02)    $     (0.14)
                                           ===========     ===========

Potential common shares of 556,500 and 479,000 related to the Company's outstanding stock options and warrants were excluded from the computation of diluted loss per share for the years ended December 31, 2004 and 2003, respectively, as inclusion of these shares would have been anti-dilutive.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

NOTE 10 - LEGAL PROCEEDINGS

As previously reported: (a) on April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel Fensterstock and a competitor (collectively, the "Defendants"), seeking injunctive relief, declaratory relief and monetary damages; (b) thereafter, the parties entered into a Settlement Agreement that was so ordered by the Court in July 2001 pursuant to which the Defendants were restricted from engaging in certain activities; and (c) on November 27, 2001, the Company commenced an action against the Defendants (the "Contempt Proceedings") in the Supreme Court of the State of New York, Nassau County; (d) on August 6, 2004, in the Contempt Proceedings, the Court issued a Decision finding that Defendants violated the Settlement Agreement and were in contempt of the July 2001 Order, and awarded compensatory and punitive damages against the Defendants aggregating $821,044, plus attorney fees and legal costs in an amount to be determined; (e) on August 24, 2004, the Court entered a Judgment providing for the enforcement of its award and assigned a Referee to conduct a hearing concerning the amount of attorneys' fees and costs to be awarded; (f) on August 30, 2004, Defendants filed a Notice of Appeal and posted a $900,000 bond to secure the compensatory and punitive damages awarded in the Judgment; and (g) on September 10, 2004, the competitor and Samuel Fensterstock served separate Motions to Reargue.

The issue of attorneys' fees and costs is currently before the Referee. In January 2005, the Court rejected the arguments contained in Defendants' Motions to Reargue and adhered to its August 6, 2004 Decision. The Defendants each filed Notices of Appeal of the Court's rejection of the arguments contained in the Motions to Reargue. In February 2005, the Defendants presented separate applications to the Appellate Division requesting that the Appellate Division dispense with requiring Defendants to file a complete copy of the trial transcript from the Contempt Proceeding. The Company opposed Defendants applications and Defendants' applications are currently before the Appellate Division. The Company is treating the award of $821,044 plus attorney fees and legal costs as a gain contingency that will not be recorded until realized.

As previously reported: (a) in February 2003, the competitor from the above action commenced an action (the "Competitor Action") in the same Court, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief; (b) the Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock; and (c) the parties currently are engaged in

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

discovery in connection with the Competitor Action. The Company cannot predict the outcome of the Competitor Action; however, it is possible that an unfavorable outcome could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

As previously reported: (a) in January 2004, the Company filed a second action in the same Court by order to show cause against the competitor and Mark McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information; (b) by Order dated April 2, 2004 the Court denied the Company's request for immediate injunctive relief; and
(c) the issues of declaratory relief and money damages are pending before the Court and the parties are currently engaged in discovery.

As previously reported: (a) in March 2004, the Company filed a third action in the same Court against the competitor and Ryan Kohler, a former Company employee; (b) the action seeks declaratory relief and compensatory damages arising from the competitor's and Kohler's misappropriation of CRM's proprietary information; and (c) the parties are currently engaged in discovery.

As previously reported: (a) in July 2004, the Company commenced an action in Nassau County against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the Enforcement Proceedings, for breach of its services contract and seeking a declaration of the rights of the parties under the terms of the contract; (b) also in July 2004, Decision Strategies commenced an action in New York for fees in excess of the limitations provided in the services contract; and (c) Decision Strategies moved to dismiss Company's Nassau County action because Decision Strategies commenced an action in New York County.

The Court granted Decision Strategies' motion to dismiss because Decision Strategies commenced an action in New York County and a Preliminary Conference is scheduled for April 13, 2005. Although this action is subject to the uncertainties inherent in litigation, based on the information presently available to the Company, management does not believe that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.