Form 10QSB
period 2005-03-31
CREDITRISKMONITOR COM INC
filed 2005-05-16
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    |x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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

Common stock $.01 par value -- 7,679,462 shares outstanding as of April 29, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 2005 (Unaudited)
    and December 31, 2004......................................................2

    Consolidated Statements of Operations for the Three Months
    Ended March 31, 2005 and 2004 (Unaudited)..................................3

    Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2005 and 2004 (Unaudited)..................................4

    Condensed Notes to Consolidated Financial Statements.......................5

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations..................................................9

  Item 3. Controls and Procedures.............................................12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................14

  Item 2. Changes in Securities and Small Business Issuer Purchases
    of Equity Securities......................................................15

  Item 6. Exhibits............................................................15

SIGNATURES....................................................................16

EXHIBITS

  10.1    Stipulation of Settlement and Order dated as of
          April 27, 2005......................................................17

  31.1    Certification of Chief Executive Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.......................31

  31.2    Certification of Chief Financial Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.......................33

  32.1    Certification of Chief Executive Officer Pursuant to
          18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002...............................35

  32.2    Certification of Chief Financial Officer Pursuant to
          18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002...............................36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                            March 31,        Dec. 31,
                                                              2005             2004
                                                              ----             ----
                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $    924,126     $    877,025
   Accounts receivable, net of allowance                       372,065          637,221
   Other current assets                                         93,905          172,019
                                                          ------------     ------------

      Total current assets                                   1,390,096        1,686,265

Property and equipment, net                                    160,633          162,085
Goodwill, net                                                1,954,460        1,954,460
Prepaid and other assets                                        32,994           20,042
                                                          ------------     ------------

      Total assets                                        $  3,538,183     $  3,822,852
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Deferred revenue                                       $  2,082,572     $  2,221,233
   Accounts payable                                            140,677          170,949
   Accrued expenses                                            192,096          218,990
   Current portion of long-term debt                           102,683          100,084
   Current portion of capitalized lease obligations             25,820           26,518
                                                          ------------     ------------

      Total current liabilities                              2,543,848        2,737,774
                                                          ------------     ------------

Long-term debt, net of current portion:
   Promissory note                                             494,036          520,703
   Capitalized lease obligations                                38,553           44,904
                                                          ------------     ------------
                                                               532,589          565,607
Deferred rent payable                                            3,799            2,375
Deferred compensation                                           88,890           88,890
                                                          ------------     ------------

      Total liabilities                                      3,169,126        3,394,646
                                                          ------------     ------------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued                                 --               --
   Common stock, $.01 par value; authorized 25,000,000
      shares; issued and outstanding 7,679,462 shares           76,794           76,794
   Additional paid-in capital                               28,122,383       28,122,383
   Accumulated deficit                                     (27,830,120)     (27,770,971)
                                                          ------------     ------------

      Total stockholders' equity                               369,057          428,206
                                                          ------------     ------------

      Total liabilities and stockholders' equity          $  3,538,183     $  3,822,852
                                                          ============     ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                             2005            2004
                                                             ----            ----
Operating revenues                                       $   895,254     $   827,197
                                                         -----------     -----------

Operating expenses:
   Data and product costs                                    239,376         270,500
   Selling, general and administrative expenses              682,219         598,148
   Depreciation and amortization                              16,542          17,984
                                                         -----------     -----------

      Total operating expenses                               938,137         886,632
                                                         -----------     -----------

Loss from operations                                         (42,883)        (59,435)
Other income                                                   2,743           2,064
Interest expense                                             (17,834)        (18,848)
                                                         -----------     -----------

Loss before income taxes                                     (57,974)        (76,219)
Provision for state and local income taxes                    (1,175)           (709)
                                                         -----------     -----------

Net loss                                                 $   (59,149)    $   (76,928)
                                                         ===========     ===========

Net loss per share of common stock:

   Basic and diluted                                     $     (0.01)    $     (0.01)
                                                         ===========     ===========

Weighted average number of common shares outstanding:

   Basic and diluted                                       7,679,462       7,407,462
                                                         ===========     ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                          2005           2004
                                                          ----           ----

Cash flows from operating activities:
     Net loss                                        $   (59,149)   $   (76,928)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation                                16,542         17,984
              Deferred rent                                1,424         (1,444)
     Changes in operating assets and liabilities:
         Accounts receivable                             265,156        301,837
         Other current assets                             78,114         30,423
         Prepaid and other assets                        (12,952)        (9,158)
         Deferred revenue                               (138,661)      (195,023)
         Accounts payable                                (30,272)       (31,747)
         Accrued expenses                                (26,894)        17,800
                                                     -----------    -----------

Net cash provided by operating activities                 93,308         53,744
                                                     -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                  (15,090)       (11,379)
                                                     -----------    -----------

Net cash used in investing activities                    (15,090)       (11,379)
                                                     -----------    -----------

Cash flows from financing activities:
     Payments on promissory note                         (24,068)       (21,721)
     Payments on capital lease obligations                (7,049)        (3,270)
                                                     -----------    -----------

Net cash used in financing activities                    (31,117)       (24,991)
                                                     -----------    -----------

Net increase in cash and cash equivalents                 47,101         17,374
Cash and cash equivalents at beginning of
     period                                              877,025      1,138,447
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   924,126    $ 1,155,821
                                                     ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position as of March 31, 2005 and the results of its operations and its cash flows for the three-month periods ended March 31, 2005 and 2004.

Results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results of a full year.

(2) Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value method in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost for employee stock options is reflected in net loss, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plan been determined using a fair value based method and amortized over the vesting period consistent with SFAS No. 123 for the three months ended March 31:

                                                           2005          2004
                                                           ----          ----

Net loss
   As reported                                          $ (59,149)    $ (76,928)
   Less: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax benefits or effects                                 245        (4,508)
                                                        ---------     ---------

   Pro forma                                            $ (58,904)    $ (81,436)
                                                        =========     =========

Net loss per share - basic and diluted
   As reported                                          $   (0.01)    $   (0.01)
   Pro forma                                            $   (0.01)    $   (0.01)

The above stock-based employee compensation costs determined under the fair value based method were calculated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(3) Recently Issued Accounting Standards

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

(4) Legal Proceedings

On April 27,  2005,  the Company  executed an  agreement  (the  "Stipulation  of
Settlement") which settled all of the lawsuits between it and its competitor discussed in the succeeding paragraphs below, and its competitor simultaneously paid the

Company $1.1 million. This payment will be reflected in the Company's consolidated financial statements for its quarter ending June 30, 2005. In addition, the competitor agreed in the Stipulation of Settlement to assume certain potential liabilities against the Company and defend the Company in connection with the Decision Strategies litigation also discussed below.

As previously reported: (a) on April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel
Fensterstock and a competitor (collectively, the "Defendants"), seeking injunctive relief, declaratory relief and monetary damages; (b) thereafter, the parties entered into a Settlement Agreement that was so ordered by the Court in July 2001 pursuant to which the Defendants were restricted from engaging in certain activities; (c) on November 27, 2001, the Company commenced an action against the Defendants (the "Contempt Proceedings") in the Supreme Court of the State of New York, Nassau County; (d) on August 6, 2004, in the Contempt Proceedings, the Court issued a Decision finding that Defendants violated the Settlement Agreement and were in contempt of the July 2001 Order, and awarded compensatory and punitive damages against the Defendants aggregating $821,044, plus attorney fees and legal costs in an amount to be determined; (e) on August 24, 2004, the Court entered a Judgment providing for the enforcement of its award and assigned a Referee to conduct a hearing concerning the amount of attorneys' fees and costs to be awarded; (f) on August 30, 2004, Defendants filed a Notice of Appeal and posted a $900,000 bond to secure the compensatory and punitive damages awarded in the Judgment; (g) on September 10, 2004, the competitor and Samuel Fensterstock served separate Motions to Reargue; (h) in January 2005, the Court rejected the arguments contained in Defendants' Motions to Reargue and the Defendants each filed Notices of Appeal of the Court's rejection of the arguments contained in the Motions to Reargue; and (i) in February 2005, the Defendants presented separate applications to the Appellate Division requesting that the Appellate Division dispense with requiring Defendants to file a complete copy of the trial transcript from the Contempt Proceeding and the Company opposed Defendants' applications.

On March 25, 2005 the Appellate Division denied Defendants' separate motions requesting the Appellate Division to dispense with the requirement that Defendants file a complete copy of the trial transcript with respect to the appeal. On April 7, 2005 the Court entered a Judgment providing that the competitor would pay the Company at least $620,000 in attorney fees and allowing the competitor to post a bond.

As previously reported: (a) in February 2003, the competitor commenced an action (the "Competitor Action") in the same Court, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief; and (b) the Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock.

As previously reported: (a) in January 2004, the Company filed a second action in the same Court by order to show cause against the competitor and Mark
McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information; and (b) by Order dated April 2, 2004 the Court denied the Company's request for immediate injunctive relief.

As previously reported: in March 2004, the Company filed a third action in the same Court against the competitor and Ryan Kohler, a former Company employee, seeking declaratory relief and compensatory damages arising from the competitor's and Kohler's misappropriation of CRM's proprietary information.

As previously reported: (a) in July 2004, the Company commenced an action in Nassau County against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the Enforcement Proceedings, for breach of its services contract and seeking a declaration of the rights of the parties under the terms of the contract; (b) also in July 2004, Decision Strategies commenced an action in New York against the Company and the competitor for fees in excess of the limitations provided in the services contract; and (c) Decision Strategies successfully moved to dismiss the Company's Nassau County action because Decision Strategies had commenced an action in New York County.

On April 13, 2005, at a preliminary conference in New York County, the Court indicated that the action should be moved to Nassau County and scheduled a new conference date on May 12, 2005. Pursuant to the Stipulation of Settlement, the competitor has agreed to assume certain potential liabilities and defend the Company in this litigation, as noted above.

(5) Earnings Per Share

The computation of diluted earnings per share excludes all options since their inclusion would be anti-dilutive. During the three months ended March 31, 2005 and 2004, 556,500 and 486,000 options, respectively, were excluded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had cash and cash equivalents of $924,000 compared to $877,000 at December 31, 2004. The Company's working capital deficit at March 31, 2005 was approximately $1.15 million compared to a working capital deficit of approximately $1.05 million at December 31, 2004, due primarily to a decrease of $265,000 in accounts receivable and somewhat off-set by a $139,000 decrease in deferred revenue. Additionally, the working capital deficit at March 31, 2005 is mainly derived from the $2.08 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

Excluding cash expenditures of $67,000 and $98,000 in the first quarter of fiscal 2005 and 2004, respectively, incurred in connection with the Contempt Proceeding, the Competitor Action and the other litigation described in Part II,
Item 1 (collectively, the "Litigation"), the Company had positive cash flow of $114,000 and $115,000 for the three months ended March 31, 2005 and 2004, respectively.

On April 27, 2005, a Stipulation of Settlement was filed with the Supreme Court of the State of New York, Nassau County, pursuant to which: (i) the Company, the competitor and all other parties agreed to settle the Litigation described above (other than the Decision Strategies litigation referred to below), and (ii) the Company received payment of $1.1 million from the competitor.

After giving effect to the Stipulation of Settlement and the receipt of the $1.1 million settlement proceeds, the Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                                    3 Months Ended March 31,
                                                    ------------------------
                                                2005                        2004
                                                ----                        ----
                                                    % of Total                  % of Total
                                                     Operating                   Operating
                                         Amount      Revenues        Amount      Revenues
                                         ------      --------        ------      --------
Operating revenues                     $ 895,254       100.00%     $ 827,197       100.00%
                                       ---------    ---------      ---------    ---------

Operating expenses:
  Data and product costs                 239,376        26.74%       270,500        32.70%
  Selling, general & administrative      682,219*       76.20%       598,148*       72.31%
  Depreciation and amortization           16,542         1.85%        17,984         2.17%
                                       ---------    ---------      ---------    ---------
    Total operating expenses             938,137       104.79%       886,632       107.19%
                                       ---------    ---------      ---------    ---------

Loss from operations                     (42,883)       -4.79%       (59,435)       -7.19%
Other income                               2,743         0.31%         2,064         0.25%
Interest expense                         (17,834)       -1.99%       (18,848)       -2.28%
                                       ---------    ---------      ---------    ---------

Loss before income taxes                 (57,974)       -6.48%       (76,219)       -9.21%
Provision for income taxes                (1,175)       -0.13%          (709)       -0.09%
                                       ---------    ---------      ---------    ---------

Net loss                               $ (59,149)       -6.61%     $ (76,928)       -9.30%
                                       =========    =========      =========    =========

* Litigation expenses were $57,000 and $66,000 for the first quarter of fiscal 2005 and 2004, respectively.

Operating revenues increased 8% for the three months ended March 31, 2005. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 12% for the first quarter of 2005 compared to the same period of fiscal 2004. This decrease was primarily due to the lower cost of acquiring third-party international credit reports, and lower salary and related employee benefits resulting from a decrease in headcount, offset partially by the cost of the co-location facility that the Company started leasing in the third quarter of 2004.

Selling, general and administrative expenses increased 14% for the first quarter of fiscal 2005 compared to the same period of fiscal 2004. This increase was due primarily to higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months, an increase in rent expense due to the Company's relocation to new leased facilities in the third quarter of 2004, and an increase in marketing expenses, partially offset by a decrease in legal fees incurred in connection with the Litigation.

Depreciation and amortization decreased 8% for the first quarter of fiscal 2005 compared to the same period of fiscal 2004. This decrease was due to a lower depreciable asset base during most of the quarter, as certain items have been fully depreciated but are still in use, offset by depreciation expense recorded for assets either purchased or leased in connection with the Company's move and the decision to co-locate its production servers in the second half of fiscal 2004.

Other income increased 33% for first quarter of fiscal 2005 compared to the same period last year. This increase was due to a higher interest rate received on funds invested in interest bearing accounts during the current quarter compared to the same period last year.

Interest expense decreased 5% for the first quarter of fiscal 2005 compared to the same period of fiscal 2004. This decrease was due to a lower outstanding promissory note balance.

The Company reported a net loss of $59,000 versus a net loss of $77,000 for the three months ended March 31, 2005 and 2004, respectively. Excluding the Litigation expenses of $57,000 and $66,000 for the three months ended March 31, 2005 and 2004, respectively, the Company would have reported net losses of $2,000 and $11,000 for the three months ended March 31, 2005 and 2004, respectively.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the level of use of the Internet and online services and increasing acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure, (vii) the Company's ability to attract new personnel in a timely and effective manner, (viii) the level of traffic on the Company's Web site,
(ix) the Company's ability to manage effectively its development of new business segments and markets, (x) the Company's ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty, (xvi) litigation costs or other unanticipated expenses, (xviii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 27,  2005,  the Company  executed an  agreement  (the  "Stipulation  of
Settlement") which settled all of the lawsuits between it and its competitor discussed in the succeeding paragraphs below, and its competitor simultaneously paid the Company $1.1 million. This payment will be reflected in the Company's consolidated financial statements for its quarter ending June 30, 2005. In addition, the competitor agreed in the Stipulation of Settlement to assume certain potential liabilities against the Company and defend the Company in connection with the Decision Strategies litigation also discussed below.

As previously reported: (a) on April 20, 2001, the Company filed an action in the Supreme Court of the State of New York, Nassau County, against Samuel
Fensterstock and a competitor (collectively, the "Defendants"), seeking injunctive relief, declaratory relief and monetary damages; (b) thereafter, the parties entered into a Settlement Agreement that was so ordered by the Court in July 2001 pursuant to which the Defendants were restricted from engaging in certain activities; (c) on November 27, 2001, the Company commenced an action against the Defendants (the "Contempt Proceedings") in the Supreme Court of the State of New York, Nassau County; (d) on August 6, 2004, in the Contempt Proceedings, the Court issued a Decision finding that Defendants violated the Settlement Agreement and were in contempt of the July 2001 Order, and awarded compensatory and punitive damages against the Defendants aggregating $821,044, plus attorney fees and legal costs in an amount to be determined; (e) on August 24, 2004, the Court entered a Judgment providing for the enforcement of its award and assigned a Referee to conduct a hearing concerning the amount of attorneys' fees and costs to be awarded; (f) on August 30, 2004, Defendants filed a Notice of Appeal and posted a $900,000 bond to secure the compensatory and punitive damages awarded in the Judgment; (g) on September 10, 2004, the competitor and Samuel Fensterstock served separate Motions to Reargue; (h) in January 2005, the Court rejected the arguments contained in Defendants' Motions to Reargue and the Defendants each filed Notices of Appeal of the Court's rejection of the arguments contained in the Motions to Reargue; and (i) in February 2005, the Defendants presented separate applications to the Appellate Division requesting that the Appellate Division dispense with requiring Defendants to file a complete copy of the trial transcript from the Contempt Proceeding and the Company opposed Defendants' applications.

On March 25, 2005 the Appellate Division denied Defendants' separate motions requesting the Appellate Division to dispense with the requirement that Defendants file a complete copy of the trial transcript with respect to the appeal. On April 7, 2005 the Court entered a Judgment providing that the competitor would pay the Company at least $620,000 in attorney fees and allowing the competitor to post a bond.

As previously reported: (a) in February 2003, the competitor commenced an action (the "Competitor Action") in the same Court, against the Company, its President and a senior manager, seeking compensatory damages, exemplary damages and injunctive relief; and (b) the Company denied the allegations in the Competitor Action and counterclaimed against the competitor, its President and Samuel Fensterstock.

As previously reported: (a) in January 2004, the Company filed a second action in the same Court by order to show cause against the competitor and Mark McNamara, a former Company employee, seeking injunctive relief, declaratory relief and monetary damages arising from the competitor's and McNamara's misappropriation of CRM's proprietary information; and (b) by Order dated April 2, 2004 the Court denied the Company's request for immediate injunctive relief.

As previously reported: in March 2004, the Company filed a third action in the same Court against the competitor and Ryan Kohler, a former Company employee, seeking declaratory relief and compensatory damages arising from the competitor's and Kohler's misappropriation of CRM's proprietary information.

As previously reported: (a) in July 2004, the Company commenced an action in Nassau County against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the Enforcement Proceedings, for breach of its services contract and seeking a declaration of the rights of the parties under the terms of the contract; (b) also in July 2004, Decision Strategies commenced an action in New York against the Company and the competitor for fees in excess of the limitations provided in the services contract; and (c) Decision Strategies successfully moved to dismiss the Company's Nassau County action because Decision Strategies had commenced an action in New York County.

On April 13, 2005, at a preliminary conference in New York County, the Court indicated that the action should be moved to Nassau County and scheduled a new conference date on May 12, 2005. Pursuant to the Stipulation of Settlement, the competitor has agreed to assume certain potential liabilities and defend the Company in this litigation, as noted above.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

The Company is prohibited from paying dividends pursuant to the Loan Security Agreement that secures its Secured Promissory Note with Market Guide Inc.

Item 6. Exhibits

      10.1  Stipulation of Settlement and Order dated as of April 27, 2005.

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

                                             CREDITRISKMONITOR.COM, INC.
                                                  (REGISTRANT)


Date: May 16, 2005                            By: /s/ Lawrence Fensterstock
                                                      Lawrence Fensterstock
                                                      Chief Financial Officer