Form 10QSB
period 2005-06-30
CREDITRISKMONITOR COM INC
filed 2005-08-15
CIK 315958

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the quarterly period ended: June 30, 2005
                                                  -------------

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from  ________ to ________

                          Commission file number 1-8601
                                                -------

                          CREDITRISKMONITOR.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                36-2972588
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                        704 Executive Boulevard, Suite A
                         Valley Cottage, New York 10989
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (845) 230-3000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common stock $.01 par value -- 7,679,462 shares outstanding as of July 29, 2005.
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |X|

================================================================================

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2005 (Unaudited)
         and December 31, 2004...........................................................................     2

         Consolidated Statements of Operations for the Three Months
         Ended June 30, 2005 and 2004 (Unaudited)........................................................     3

         Consolidated Statements of Operations for the Six Months
         Ended June 30, 2005 and 2004 (Unaudited)........................................................     4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2005 and 2004 (Unaudited)........................................................     5

         Condensed Notes to Consolidated Financial Statements............................................     6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................................    10

     Item 3. Controls and Procedures.....................................................................    15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...........................................................................    16

     Item 2. Changes in Securities and Small Business Issuer Purchases
         of Equity Securities............................................................................    16

     Item 6. Exhibits....................................................................................    16

SIGNATURES...............................................................................................    17

EXHIBITS

     31.1      Certification of Chief Executive Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.............................................    18

     31.2      Certification of Chief Financial Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.............................................    20

     32.1      Certification of Chief Executive Officer Pursuant to
               18 U.S.C. Section 1350, as Adopted Pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.....................................................    22

     32.2      Certification of Chief Financial Officer Pursuant to
               18 U.S.C. Section 1350, as Adopted Pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.....................................................    23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                                              June 30,        Dec. 31,
                                                                2005            2004
                                                            ------------    ------------
                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $  2,123,232    $    877,025
   Accounts receivable, net of allowance                         473,663         637,221
   Other current assets                                          123,382         172,019
                                                            ------------    ------------

      Total current assets                                     2,720,277       1,686,265

Property and equipment, net                                      155,188         162,085
Goodwill, net                                                  1,954,460       1,954,460
Prepaid and other assets                                          28,984          20,042
                                                            ------------    ------------

      Total assets                                          $  4,858,909    $  3,822,852
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Deferred revenue                                         $  2,359,809    $  2,221,233
   Accounts payable                                              200,339         170,949
   Accrued expenses                                              190,229         218,990
   Current portion of long-term debt                             105,350         100,084
   Current portion of capitalized lease obligations               25,078          26,518
                                                            ------------    ------------

      Total current liabilities                                2,880,805       2,737,774
                                                            ------------    ------------

Long-term debt, net of current portion:
   Promissory note                                               466,678         520,703
   Capitalized lease obligations                                  32,027          44,904
                                                            ------------    ------------
                                                                 498,705         565,607
Deferred rent payable                                              5,224           2,375
Deferred compensation                                             88,890          88,890
                                                            ------------    ------------

      Total liabilities                                        3,473,624       3,394,646
                                                            ------------    ------------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued                                     -               -
   Common stock, $.01 par value; authorized 25,000,000
     shares; issued and outstanding 7,679,462 shares              76,794          76,794
   Additional paid-in capital                                 28,122,383      28,122,383
   Accumulated deficit                                       (26,813,892)    (27,770,971)
                                                            ------------    ------------

      Total stockholders' equity                               1,385,285         428,206
                                                            ------------    ------------

      Total liabilities and stockholders' equity            $  4,858,909    $  3,822,852
                                                            ============    ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                           2005           2004
                                                        -----------    -----------
Operating revenues                                      $   949,746    $   806,426
                                                        -----------    -----------

Operating expenses:
   Data and product costs                                   277,239        248,253
   Selling, general and administrative expenses             638,570        452,920
   Litigation related legal fees and expenses                91,826         96,493
   Depreciation and amortization                             16,191         14,276
                                                        -----------    -----------

      Total operating expenses                            1,023,826        811,942
                                                        -----------    -----------

Loss from operations                                        (74,080)        (5,516)
Other income                                                  7,306          1,521
Gain on settlement of litigation                          1,100,000             --
Interest expense                                            (16,999)       (18,261)
                                                        -----------    -----------

Income (loss) before income taxes                         1,016,227        (22,256)
Provision (benefit) for income taxes                             --           (329)
                                                        -----------    -----------

Net income (loss)                                       $ 1,016,227    $   (21,927)
                                                        ===========    ===========

Net income (loss) per share of common stock:

   Basic and diluted                                    $      0.13    $     (0.00)
                                                        ===========    ===========

Weighted average number of common shares outstanding:

   Basic and diluted                                      7,679,462      7,407,462
                                                        ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                           2005           2004
                                                        -----------    -----------
Operating revenues                                      $ 1,845,000    $ 1,633,624
                                                        -----------    -----------

Operating expenses:
   Data and product costs                                   516,615        518,754
   Selling, general and administrative expenses           1,263,526        984,996
   Litigation related legal fees and expenses               149,089        162,720
   Depreciation and amortization                             32,733         32,260
                                                        -----------    -----------

      Total operating expenses                            1,961,963      1,698,730
                                                        -----------    -----------

Loss from operations                                       (116,963)       (65,106)
Other income                                                 10,050          3,585
Gain on settlement of litigation                          1,100,000             --
Interest expense                                            (34,833)       (37,109)
                                                        -----------    -----------

Income (loss) before income taxes                           958,254        (98,630)
Provision for income taxes                                    1,175            226
                                                        -----------    -----------

Net income (loss)                                       $   957,079    $   (98,856)
                                                        ===========    ===========

Net income (loss) per share of common stock:

   Basic and diluted                                    $      0.12    $     (0.01)
                                                        ===========    ===========

Weighted average number of common shares outstanding:

   Basic and diluted                                      7,679,462      7,407,462
                                                        ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                           2005           2004
                                                        -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                    $   957,079    $   (98,856)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation                                        32,733         32,260
         Deferred rent                                        2,849         (2,888)
   Changes in operating assets and liabilities:
      Accounts receivable                                   163,558        154,012
      Other current assets                                   48,637         14,974
      Prepaid and other assets                               (8,942)       (23,101)
      Deferred revenue                                      138,576          4,163
      Accounts payable                                       29,390         (5,846)
      Accrued expenses                                      (28,761)         1,814
                                                        -----------    -----------

Net cash provided by operating activities                 1,335,119         76,532
                                                        -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                       (25,836)       (13,159)
                                                        -----------    -----------

Net cash used in investing activities                       (25,836)       (13,159)
                                                        -----------    -----------

Cash flows from financing activities:
   Payments on promissory note                              (48,759)       (44,006)
   Payments on capital lease obligations                    (14,317)        (6,271)
                                                        -----------    -----------

Net cash used in financing activities                       (63,076)       (50,277)
                                                        -----------    -----------

Net increase in cash and cash equivalents                 1,246,207         13,096
Cash and cash equivalents at beginning of
   period                                                   877,025      1,138,447
                                                        -----------    -----------

Cash and cash equivalents at end of period              $ 2,123,232    $ 1,151,543
                                                        ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                    CEDITRISKMONITOR.COM, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position as of June 30, 2005 and the results of its operations and its cash flows for the periods ended June 30, 2005 and 2004.

Results of operations for the three and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2005 presentation.

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

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the following table presents the effect on net income (loss) and net income (loss) per share had compensation cost for the Company's stock plan been determined using a fair value based method and amortized over the vesting period consistent with SFAS No. 123 for the three and six months ended June 30:

                                               3 MONTHS ENDED           6 MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                          -----------------------   ----------------------
                                              2005        2004        2005       2004
                                          -----------   ---------   ---------   ----------
Net income (loss)
   As reported                            $ 1,016,227   $ (21,927)  $ 957,079   $  (98,856)
   Less: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax benefits or effects                   2,399       3,658       2,154        7,317
                                          -----------   ---------   ---------   ----------

   Pro forma                              $ 1,013,828   $ (25,585)  $ 954,925   $ (106,173)
                                          ===========   =========   =========   ==========
Net income (loss) per share - basic
   and diluted
      As reported                         $      0.13   $   (0.00)  $    0.12   $    (0.01)
      Pro forma                           $      0.13   $   (0.00)  $    0.12   $    (0.01)

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

(3) Income Taxes

Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. federal deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. The full valuation allowance on the U.S. federal deferred tax assets was determined to be appropriate at December 31, 2004 due to continuing losses. Although the Company had pre-tax income for the three and six months ended June 30, 2005, at June 30, 2005, the Company continues to believe a full valuation allowance is required because such income was derived primarily from a nonrecurring gain on settlement of litigation (see Note 5). Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

The actual tax expense for the three and six months ended June 30, 2005 differs from the "expected" tax expense for those periods (computed by applying the applicable United States federal corporate tax rate to income (loss) before income taxes) as follows:

                                                         3 MONTHS ENDED          6 MONTHS ENDED
                                                            JUNE 30,                 JUNE 30,
                                                     ----------------------   --------------------
                                                        2005        2004         2005       2004
                                                     ----------   ---------   ----------   -------
Computed "expected" provision                        $  331,924   $      --   $  303,264   $    --
Utilization of net operating loss carryforward         (331,924)         --     (303,264)       --
State and local income taxes                                 --        (329)       1,175       226
                                                     ----------   ---------   ----------   -------

Provision (benefit) for income taxes                 $       --   $    (329)  $    1,175   $   226
                                                     ==========   =========   ==========   =======

(4) Recently Issued Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", replacing SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123R requires public companies to recognize compensation expense for the cost of stock options and all other awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. The Company is evaluating the various transition provisions under SFAS No. 123R. For public entities that file as small business issuers, this Statement is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations", an interpretation of SFAS No. 143, "Asset Retirement Obligations". FIN No. 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 will have no impact on our results of operations or our financial position.

(5) Legal Proceedings

On April 27, 2005, the Company executed an agreement (the "Stipulation of Settlement") which settled all of the lawsuits between it and a competitor, as previously reported, and the competitor simultaneously paid the Company $1.1 million. In addition, the competitor agreed in the Stipulation of Settlement to assume certain potential liabilities against the Company and defend the Company in connection with the Decision Strategies litigation discussed below.

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

At a conference in New York County held in June 2005, the Court denied a motion to move the action to Nassau County. Pursuant to the Stipulation of Settlement, the competitor has agreed to assume certain potential liabilities and defend the Company in this litigation, as noted above.

(6) Net Income (Loss) Per Share

The computation of diluted net income (loss) per share excludes the effects of the assumed exercise of all options since their inclusion would be anti-dilutive. During the three and six-months ended June 30, 2005, 556,500 and 546,500 options, respectively, were excluded as their exercise prices were above market value. During the three and six-months ended June 30, 2004, 468,000 and 486,000 options, respectively, were excluded because the Company had losses in those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had cash and cash equivalents of $2.12 million compared to $877,000 at December 31, 2004. The Company's working capital deficit at June 30, 2005 was approximately $161,000 compared to a working capital deficit of approximately $1.05 million at December 31, 2004, due primarily to an increase of $1.25 million in cash and cash equivalents reflecting receipt of the settlement proceeds of $1.1 million referred to below. Additionally, the working capital deficit at June 30, 2005 is mainly derived from the $2.36 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

Excluding cash expenditures of $91,000 and $155,000 in the first half of fiscal 2005 and 2004, respectively, incurred in connection with the Contempt Proceeding, the Competitor Action and the other litigation described in Part II,
Item 1 or previously reported (collectively, the "Litigation"), and before giving effect to the settlement proceeds of $1.1 million, the Company had positive cash flow of $237,000 and $168,000 for the six months ended June 30, 2005 and 2004, respectively.

On April 27, 2005, a Stipulation of Settlement was filed with the Supreme Court of the State of New York, Nassau County, pursuant to which: (i) the Company, the competitor and all other parties agreed to settle the Litigation (other than the Decision Strategies litigation referred to below), and (ii) the Company received payment of $1.1 million from the competitor.

After giving effect to the Stipulation of Settlement and the receipt of the $1.1 million settlement proceeds, the Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                                            3 MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                        2005                       2004
                                              ------------------------   ------------------------
                                                            % OF TOTAL                 % OF TOTAL
                                                             OPERATING                  OPERATING
                                                AMOUNT       REVENUES      AMOUNT       REVENUES
                                              -----------   ----------   -----------   ----------
Operating revenues                            $   949,746       100.00%  $   806,426       100.00%
                                              -----------   ----------   -----------   ----------

Operating expenses:
   Data and product costs                         277,239        29.19%      248,253        30.78%
   Selling, general & administrative              638,570        67.24%      452,920        56.16%
   Litigation related legal fees & expenses        91,826         9.67%       96,493        11.97%
   Depreciation and amortization                   16,191         1.70%       14,276         1.77%
                                              -----------   ----------   -----------   ----------
     Total operating expenses                   1,023,826       107.80%      811,942       100.68%
                                              -----------   ----------   -----------   ----------

Loss from operations                              (74,080)       -7.80%       (5,516)       -0.68%
Other income                                        7,306         0.77%        1,521         0.19%
Gain on settlement of litigation                1,100,000       115.82%           --         0.00%
Interest expense                                  (16,999)       -1.79%      (18,261)       -2.27%
                                              -----------   ----------   -----------   ----------

Income (loss) before income taxes               1,016,227       107.00%      (22,256)       -2.76%
Provision (benefit) for income taxes                   --         0.00%         (329)       -0.04%
                                              -----------   ----------   -----------   ----------

Net income (loss)                             $ 1,016,227       107.00%  $   (21,927)       -2.72%
                                              ===========   ==========   ===========   ==========

Operating revenues increased 18% for the three months ended June 30, 2005 versus the same period last year. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs increased 12% for the second quarter of 2005 compared to the same period of fiscal 2004. This increase was primarily due to the higher cost of acquiring additional third-party content for inclusion on the Company's website as well as the cost of the co-location facility that the Company started leasing in the third quarter of 2004.

Selling, general and administrative expenses increased 41% for the second quarter of fiscal 2005 compared to the same period of fiscal 2004. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months, an increase in rent expense due to the Company's relocation to new leased facilities in the third quarter of 2004, and an increase in marketing expenses.

Depreciation and amortization increased 13% for the second quarter of fiscal 2005 compared to the same period of fiscal 2004. This increase was due to the depreciation expense on assets either purchased or leased in connection with the Company's move and the decision to co-locate its production servers in the second half of fiscal 2004.

Other income increased 380% for the second quarter of fiscal 2005 compared to the same period last year. This increase primarily reflects the investing of the settlement proceeds received in the quarter in interest bearing accounts, as well as a higher interest rate received on funds invested in interest bearing accounts during the current quarter compared to the same period last year.

Interest expense decreased 7% for the second quarter of fiscal 2005 compared to the same period of fiscal 2004. This decrease was due to a lower outstanding promissory note balance.

The Company reported net income of $1.02 million versus a net loss of $22,000 for the three months ended June 30, 2005 and 2004, respectively. Excluding the Litigation expenses of $92,000 and $96,000 for the three months ended June 30, 2005 and 2004, respectively, and the litigation settlement of $1.1 million received in the second quarter of fiscal 2005, the Company would have reported net income of $8,000 and $74,000 for the three months ended June 30, 2005 and 2004, respectively.

                                                             6 MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                        2005                     2004
                                              ------------------------   ------------------------
                                                            % OF TOTAL                 % OF TOTAL
                                                             OPERATING                  OPERATING
                                                 AMOUNT      REVENUES       AMOUNT      REVENUES
                                              -----------   ----------   -----------   ----------
Operating revenues                            $ 1,845,000     100.00%    $ 1,633,624     100.00%
                                              -----------   --------     -----------   --------

Operating expenses:
   Data and product costs                         516,615      28.00%        518,754      31.75%
   Selling, general & administrative            1,263,526      68.48%        984,996      60.30%
   Litigation related legal fees & expenses       149,089       8.08%        162,720       9.96%
   Depreciation and amortization                   32,733       1.78%         32,260       1.98%
                                              -----------   --------     -----------   --------
      Total operating expenses                  1,961,963     106.34%      1,698,730     103.99%
                                              -----------   --------     -----------   --------

Loss from operations                             (116,963)     -6.34%        (65,106)     -3.99%
Other income                                       10,050       0.54%          3,585       0.22%
Gain on settlement of litigation                1,100,000      59.62%             --       0.00%
Interest expense                                  (34,833)     -1.89%        (37,109)     -2.27%
                                              -----------   --------     -----------   --------

Income (loss) before income taxes                 958,254      51.93%        (98,630)     -6.04%
Provision for income taxes                          1,175       0.06%            226       0.01%
                                              -----------   --------     -----------   --------

Net income (loss)                             $   957,079      51.87%    $   (98,856)     -6.05%
                                              ===========   ========     ===========   ========

Operating revenues increased 13% for the six months ended June 30, 2005 versus the first half of 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs decreased 0.4% for the first six months of fiscal 2005 compared to the same period of fiscal 2004. This decrease was primarily due to the lower cost of acquiring additional third-party international credit reports, and lower salary and related employee benefits resulting from a decrease in headcount, offset in part by the cost of leasing the co-location facility that commenced in the third quarter of 2004.

Selling, general and administrative expenses increased 28% for the first six months of fiscal 2005 compared to the same period of fiscal 2004. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months, an increase in rent expense due to the Company's relocation to new leased facilities in the third quarter of 2004, and an increase in marketing expenses.

Depreciation and amortization increased 1% for the first six months of fiscal 2005 compared to the same period of fiscal 2004. This increase was due to the depreciation expense on assets either purchased or leased in connection with the Company's move and the decision to co-locate its production servers in the second half of fiscal 2004 offset by lower depreciation expense during the fiscal 2005 period on certain items that have been fully depreciated but are still in use.

Other income increased 180% for the first six months of fiscal 2005 compared to the same period last year. This increase was primarily due to the settlement proceeds received at the end of April 2005 that were invested in interest bearing accounts as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

Interest expense decreased 6% for the first six months of fiscal 2005 compared to the same period of fiscal 2004. This decrease was due to a lower outstanding promissory note balance.

The Company reported net income of $957,000 versus a net loss of $99,000 for the six months ended June 30, 2005 and 2004, respectively. Excluding the Litigation expenses of $149,000 and $163,000 for the six months ended June 30, 2005 and 2004, respectively, and the litigation settlement of $1.1 million received in the second quarter of fiscal 2005, the Company would have reported net income of $6,000 and $64,000 for the six months ended June 30, 2005 and 2004, respectively.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors,
(iv) price competition, (v) the level of use of the Internet and online services and increasing acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure, (vii) the Company's ability to attract new personnel in a timely and effective manner,
(viii) the level of traffic on the Company's Web site, (ix) the Company's ability to manage effectively its development of new business segments and markets, (x) the Company's ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty,
(xvi) litigation costs or other unanticipated expenses, (xvii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

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

PART  II. OTHER INFORMATION

Item  1. Legal Proceedings

On April 27, 2005, the Company executed an agreement (the "Stipulation of Settlement") which settled all of the lawsuits between it and a competitor, as previously reported, and the competitor simultaneously paid the Company $1.1 million. In addition, the competitor agreed in the Stipulation of Settlement to assume certain potential liabilities against the Company and defend the Company in connection with the Decision Strategies litigation discussed below.

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

At a conference in New York County held in June 2005, the Court denied a motion to move the action to Nassau County. Pursuant to the Stipulation of Settlement, the competitor has agreed to assume certain potential liabilities and defend the Company in this litigation, as noted above.

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

                                          CREDITRISKMONITOR.COM, INC.
                                                (REGISTRANT)

Date: August 15, 2005                     By: /s/ Lawrence Fensterstock
                                                  Lawrence Fensterstock
                                                  Chief Financial Officer