Form 10QSB
period 2005-09-30
CREDITRISKMONITOR COM INC
filed 2005-11-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

                                 Yes |x| No |_|

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |x|

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

Common stock $.01 par value -- 7,679,462 shares outstanding as of November 3, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2005 (Unaudited)
         and December 31, 2004.................................................2

         Consolidated Statements of Operations for the Three Months
         Ended September 30, 2005 and 2004 (Unaudited).........................3

         Consolidated Statements of Operations for the Nine Months
         Ended September 30, 2005 and 2004 (Unaudited).........................4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2005 and 2004 (Unaudited).........................5

         Condensed Notes to Consolidated Financial Statements..................6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

     Item 3. Controls and Procedures..........................................14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................15

     Item 2. Changes in Securities and Small Business Issuer Purchases
         of Equity Securities.................................................15

     Item 6. Exhibits.........................................................15

SIGNATURES....................................................................16

EXHIBITS

     31.1    Certification of Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002....................17

     31.2    Certification of Chief Financial Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002....................19

     32.1    Certification of Chief Executive Officer Pursuant to
             18 U.S.C. Section 1350, as Adopted Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002............................21

     32.2    Certification of Chief Financial Officer Pursuant to
             18 U.S.C. Section 1350, as Adopted Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002............................22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                            Sept. 30,        Dec. 31,
                                                              2005             2004
                                                              ----             ----
                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $  2,000,020    $    877,025
     Accounts receivable, net of allowance                      437,243         637,221
     Other current assets                                       105,466         172,019
                                                           ------------    ------------

         Total current assets                                 2,542,729       1,686,265

Property and equipment, net                                     162,641         162,085
Goodwill, net                                                 1,954,460       1,954,460
Prepaid and other assets                                         23,678          20,042
                                                           ------------    ------------

         Total assets                                      $  4,683,508    $  3,822,852
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                      $  2,263,666    $  2,221,233
     Accounts payable                                           209,260         170,949
     Accrued expenses                                           140,656         218,990
     Current portion of long-term debt                          108,086         100,084
     Current portion of capitalized lease obligations            25,763          26,518
                                                           ------------    ------------

         Total current liabilities                            2,747,431       2,737,774
                                                           ------------    ------------

Long-term debt, net of current portion:
     Promissory note                                            438,608         520,703
     Capitalized lease obligations                               25,324          44,904
                                                           ------------    ------------
                                                                463,932         565,607
Deferred rent payable                                             6,188           2,375
Deferred compensation                                            88,890          88,890
                                                           ------------    ------------

         Total liabilities                                    3,306,441       3,394,646
                                                           ------------    ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued                               --              --
     Common stock, $.01 par value; authorized 25,000,000
         shares; issued and outstanding 7,679,462 shares         76,794          76,794
     Additional paid-in capital                              28,122,383      28,122,383
     Accumulated deficit                                    (26,822,110)    (27,770,971)
                                                           ------------    ------------

         Total stockholders' equity                           1,377,067         428,206
                                                           ------------    ------------

         Total liabilities and stockholders' equity        $  4,683,508    $  3,822,852
                                                           ============    ============

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                         2005           2004
                                                         ----           ----

Operating revenues                                   $   985,106    $   851,231
                                                     -----------    -----------

Operating expenses:
     Data and product costs                              300,542        282,366
     Selling, general and administrative expenses        669,354        501,274
     Litigation related legal fees and expenses               --         29,083
     Depreciation and amortization                        16,725         15,499
                                                     -----------    -----------

         Total operating expenses                        986,621        828,222
                                                     -----------    -----------

Income (loss) from operations                             (1,515)        23,009
Other income                                               9,930          2,193
Loss on retirement of fixed assets                            --           (267)
Interest expense                                         (16,069)       (18,183)
                                                     -----------    -----------

Income (loss) before income taxes                         (7,654)         6,752
Provision for income taxes                                   563             --
                                                     -----------    -----------

Net income (loss)                                    $    (8,217)   $     6,752
                                                     ===========    ===========

Net income (loss) per share of common stock:

     Basic and diluted                               $     (0.00)   $      0.00
                                                     ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                 7,679,462      7,559,649
                                                     ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                         2005           2004
                                                         ----           ----

Operating revenues                                   $ 2,830,106    $ 2,484,855
                                                     -----------    -----------

Operating expenses:
     Data and product costs                              817,158        801,120
     Selling, general and administrative expenses      1,932,880      1,486,271
     Litigation related legal fees and expenses          149,089        191,803
     Depreciation and amortization                        49,458         47,759
                                                     -----------    -----------

         Total operating expenses                      2,948,585      2,526,953
                                                     -----------    -----------

Loss from operations                                    (118,479)       (42,098)
Other income                                              19,980          5,779
Gain on settlement of litigation                       1,100,000             --
Loss on retirement of fixed assets                            --           (267)
Interest expense                                         (50,902)       (55,292)
                                                     -----------    -----------

Income (loss) before income taxes                        950,599        (91,878)
Provision for income taxes                                 1,738            226
                                                     -----------    -----------

Net income (loss)                                    $   948,861    $   (92,104)
                                                     ===========    ===========

Net income (loss) per share of common stock:

     Basic and diluted                               $      0.12    $     (0.01)
                                                     ===========    ===========

Weighted average number of common shares outstanding:

     Basic and diluted                                 7,679,462      7,458,191
                                                     ===========    ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                          2005           2004
                                                          ----           ----

Cash flows from operating activities:
     Net income (loss)                                $   948,861   $   (92,104)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
              Depreciation and amortization                49,458        47,759
              Deferred rent                                 3,813        (3,383)
              Loss on retirement of assets                     --           267
     Changes in operating assets and liabilities:
         Accounts receivable                              199,978        22,911
         Other current assets                              66,553        (6,148)
         Prepaid and other assets                          (3,636)      (19,741)
         Deferred revenue                                  42,433       (12,028)
         Accounts payable                                  38,311         6,511
         Accrued expenses                                 (78,334)         (249)
                                                      -----------   -----------

Net cash provided by (used in) operating activities     1,267,437       (56,205)
                                                      -----------   -----------

Cash flows from investing activities:
     Purchase of property and equipment                   (50,014)      (61,365)
                                                      -----------   -----------

Net cash used in investing activities                     (50,014)      (61,365)
                                                      -----------   -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                   --             7
     Payments on promissory note                          (74,093)      (66,871)
     Payments on capital lease obligations                (20,335)      (10,207)
                                                      -----------   -----------

Net cash used in financing activities                     (94,428)      (77,071)
                                                      -----------   -----------

Net increase (decrease) in cash and cash
     equivalents                                        1,122,995      (194,641)
Cash and cash equivalents at beginning of
     period                                               877,025     1,138,447
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,000,020   $   943,806
                                                      ===========   ===========

     See accompanying condensed notes to consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the "Company" or "CRM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual audited report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position as of September 30, 2005 and the results of its operations and its cash flows for the periods ended September 30, 2005 and 2004.

Results of operations for the three and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results of a full year.

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

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the following table presents the effect on net income (loss) and net income (loss) per share had compensation cost for the Company's stock plan been determined using a fair value based method and amortized over the vesting period consistent with SFAS No. 123 for the three and nine months ended September 30:

                                              3 Months Ended         9 Months Ended
                                               September 30,          September 30,
                                               -------------          -------------
                                             2005        2004        2005       2004
                                             ----        ----        ----       ----
Net income (loss)
     As reported                           $ (8,217)   $  6,752    $948,861   $(92,104)
     Less: Total stock-based employee
         compensation expense determined
         under fair value based method
         for all awards, net of related
         tax benefits or effects             11,188      (5,250)     13,342      2,067
                                           --------    --------    --------   --------

     Pro forma                             $(19,405)   $ 12,002    $935,519   $(94,171)
                                           ========    ========    ========   ========
Net income (loss) per share - basic
     and diluted
         As reported                       $  (0.00)   $   0.00    $   0.12   $  (0.01)
         Pro forma                         $  (0.00)   $   0.00    $   0.12   $  (0.01)

The above stock-based employee compensation costs determined under the fair value based method were calculated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                          3 Months Ended        9 Months Ended
                                           September 30,         September 30,
                                           -------------         --------------
                                          2005       2004       2005       2004
                                          ----       ----       ----       ----

Risk-free interests rate                  4.22%      4.63%      4.26%      4.50%
Dividend yield                            0.00%      0.00%      0.00%      0.00%
Volatility factor                        -0.18       0.96      -1.20       1.02
Weighted-average expected life of
     options (in years)                      9          9          9          9

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

(3) Income Taxes

Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. federal deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. The full valuation allowance on the U.S. federal deferred tax assets was determined to be appropriate at December 31, 2004 due to continuing losses. Although the Company had pre-tax income for the nine months ended September 30, 2005, at September 30, 2005, the Company continues to believe a full valuation allowance is required because such income was derived primarily from a nonrecurring gain on settlement of litigation (see Note 4). Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

The actual tax expense for the nine months ended September 30, 2005 differs from the "expected" tax expense for those periods (computed by applying the applicable United States federal corporate tax rate to income (loss) before income taxes) as follows:

                                      3 Months Ended          9 Months Ended
                                       September 30,           September 30,
                                       -------------           -------------
                                     2005        2004        2005         2004
                                     ----        ----        ----         ----

Computed "expected" provision $ -- $ -- $ 284,465 $ -- Utilization of net operating
     loss carryforward                   --          --    (284,465)          --
State and local income taxes            563          --       1,738          226
                                  ---------   ---------   ---------    ---------

Provision for income taxes        $     563   $      --   $   1,738    $     226
                                  =========   =========   =========    =========

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

As previously reported: (a) in July 2004, the Company commenced an action in Nassau County against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the enforcement proceeding, for breach of its services contract and seeking a declaration of the rights of the parties under the terms of the contract; (b) also in July 2004, Decision Strategies commenced an action in New York against the Company and the competitor for fees in excess of the limitations provided in the services contract; (c) Decision Strategies successfully moved to dismiss the Company's Nassau County action because Decision Strategies had commenced an action in New York County; and (d) at a conference in New York County held in June 2005, the Court denied a motion to move the action to Nassau County.

Pursuant to the Stipulation of Settlement, the competitor has agreed to assume certain potential liabilities and defend the Company in the Decision Strategies litigation, as noted above.

(5) Net Income (Loss) Per Share

The computation of diluted net income (loss) per share excludes the effects of the assumed exercise of all options since their inclusion would be anti-dilutive. For the nine-months ended September 30, 2005 and three-months ended September 30, 2004, 546,500 and 486,000 options, respectively, were excluded as their exercise prices were above market value. For the three-months ended September 30, 2005 and nine-months ended September 30, 2004, 678,000 and 468,000 options, respectively, were excluded because the Company had losses in those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had cash and cash equivalents of $2.00 million compared to $877,000 at December 31, 2004. The Company's working capital deficit at September 30, 2005 was approximately $205,000 compared to a working capital deficit of approximately $1.05 million at December 31, 2004, due primarily to an increase of $1.12 million in cash and cash equivalents reflecting receipt of the settlement proceeds of $1.1 million referred to below. Additionally, the working capital deficit at September 30, 2005 is mainly derived from the $2.26 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

Excluding cash expenditures of $91,000 and $228,000 in the first nine months of fiscal 2005 and 2004, respectively, incurred in connection with the Contempt Proceeding, the Competitor Action and the other litigation described in Part II,
Item 1 or previously reported (collectively, the "Litigation"), and before giving effect to the settlement proceeds of $1.1 million, the Company had positive cash flow of $114,000 and $33,000 for the nine months ended September 30, 2005 and 2004, respectively.

On April 27, 2005, a Stipulation of Settlement was filed with the Supreme Court of the State of New York, Nassau County, pursuant to which: (i) the Company, the competitor and all other parties agreed to settle the Litigation (other than the Decision Strategies litigation referred to above), and (ii) the Company received payment of $1.1 million from the competitor.

After giving effect to the Stipulation of Settlement and the receipt of the $1.1 million settlement proceeds, the Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

                                                        3 Months Ended September 30,
                                                       2005                      2004
                                                       ----                      ----
                                                          % of Total                % of Total
                                                           Operating                 Operating
                                               Amount      Revenues      Amount      Revenues
                                              ---------   ----------    ---------   ----------
Operating revenues                            $ 985,106       100.00%   $ 851,231       100.00%
                                              ---------    ---------    ---------    ---------

Operating expenses:
   Data and product costs                       300,542        30.51%     282,366        33.17%
   Selling, general & administrative            669,354        67.95%     501,274        58.89%
   Litigation related legal fees & expenses          --         0.00%      29,083         3.42%
   Depreciation and amortization                 16,725         1.70%      15,499         1.82%
                                              ---------    ---------    ---------    ---------
     Total operating expenses                   986,621       100.16%     828,222        97.30%
                                              ---------    ---------    ---------    ---------

Income (loss) from operations                    (1,515)       -0.16%      23,009         2.70%
Other income                                      9,930         1.01%       2,193         0.26%
Loss on retirement of fixed assets                   --         0.00%        (267)       -0.03%
Interest expense                                (16,069)       -1.63%     (18,183)       -2.14%
                                              ---------    ---------    ---------    ---------

Income (loss) before income taxes                (7,654)       -0.78%       6,752         0.79%
Provision for income taxes                          563         0.06%          --         0.00%
                                              ---------    ---------    ---------    ---------

Net income (loss)                             ($  8,217)      -0.84%    $   6,752         0.79%
                                              =========    =========    =========    =========

Operating revenues increased 16% for the three months ended September 30, 2005 versus the same period last year. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs increased 6% for the third quarter of 2005 compared to the same period of fiscal 2004. This increase was primarily due to higher salary and related employee benefit costs, offset in part by a reduction in consulting fees that were incurred last year in connection with setting up the Company's data center due to its move to a new facility.

Selling, general and administrative expenses increased 34% for the third quarter of fiscal 2005 compared to the same period of fiscal 2004. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months and an increase in marketing expenses, partially offset by a decrease in rent expense due to a doubling up of rent expense in last year's third quarter as the Company moved to its new leased facility prior to the expiration of the lease on its old location as well as moving expenses incurred in the third quarter of 2004 related to the Company's relocation.

Litigation related legal fees and expenses were down 100% for the third quarter of 2005 compared to the same period last year as a settlement to the Litigation was reached during this year's second quarter.

Depreciation and amortization increased 8% for the third quarter of fiscal 2005 compared to the same period of fiscal 2004. This increase was due to the depreciation expense on assets either purchased or leased in connection with the Company's move and the decision to co-locate its production servers in the third quarter of fiscal 2004 as well as on new servers acquired during the past 12 months.

Other income increased 353% for the third quarter of fiscal 2005 compared to the same period last year. This increase primarily reflects the investing of the settlement proceeds received in the second quarter in interest bearing accounts, as well as a higher interest rate received on funds invested in interest bearing accounts during the current quarter compared to the same period last year.

Interest expense decreased 12% for the third quarter of fiscal 2005 compared to the same period of fiscal 2004. This decrease was due to a lower outstanding promissory note balance.

The Company reported a net loss of $8,000 versus net income of $7,000 for the three months ended September 30, 2005 and 2004, respectively.

                                                          9 Months Ended September 30,
                                                        2005                        2004
                                                        ----                        ----
                                                            % of Total                  % of Total
                                                             Operating                   Operating
                                                Amount       Revenues        Amount      Revenues
                                              ----------    ----------    ----------    ----------
Operating revenues                            $2,830,106        100.00%   $2,484,855        100.00%
                                              ----------    ----------    ----------    ----------

Operating expenses:
   Data and product costs                        817,158         28.87%      801,120         32.24%
   Selling, general & administrative           1,932,880         68.30%    1,486,271         59.81%
   Litigation related legal fees & expenses      149,089          5.27%      191,803          7.72%
   Depreciation and amortization                  49,458          1.75%       47,759          1.92%
                                              ----------    ----------    ----------    ----------
     Total operating expenses                  2,948,585        104.19%    2,526,953        101.69%
                                              ----------    ----------    ----------    ----------

Loss from operations                            (118,479)        -4.19%      (42,098)        -1.69%
Other income                                      19,980          0.71%        5,779          0.23%
Gain on settlement of litigation               1,100,000         38.87%           --          0.00%
Loss on retirement of fixed assets                    --          0.00%         (267)        -0.01%
Interest expense                                 (50,902)        -1.80%      (55,292)        -2.23%
                                              ----------    ----------    ----------    ----------

Income (loss) before income taxes                950,599         33.59%      (91,878)        -3.70%
Provision for income taxes                         1,738          0.06%          226          0.01%
                                              ----------    ----------    ----------    ----------

Net income (loss)                             $  948,861         33.53%   $  (92,104)        -3.71%
                                              ==========    ==========    ==========    ==========

Operating revenues increased 14% for the nine months ended September 30, 2005 versus the first nine months of 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

Data and product costs increased 2% for the first nine months of fiscal 2005 compared to the same period of fiscal 2004. This increase was primarily due to higher salary and related employee benefits as well as the cost of leasing the co-location facility that commenced in the third quarter of 2004, offset in part by the lower cost of acquiring additional third-party international credit reports and by a reduction in consulting fees that were incurred last year in connection with setting up the Company's data center due to its move to a new facility.

Selling, general and administrative expenses increased 30% for the first nine months of fiscal 2005 compared to the same period of fiscal 2004. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months, an increase in rent expense due to the Company's relocation to new leased facilities in the third quarter of 2004, and an increase in marketing expenses, offset in part by the moving expenses incurred in 2004.

Litigation related legal fees and expenses were down 22% for the first nine months of fiscal 2005 compared to the same period of fiscal 2004 as a result of the settlement of the Litigation which was reached during this year's second quarter.

Depreciation and amortization increased 4% for the first nine months of fiscal 2005 compared to the same period of fiscal 2004. This increase was due to the depreciation expense on assets either purchased or leased in connection with the Company's move and the decision to co-locate its production servers in the second half of fiscal 2004 offset by lower depreciation expense during the fiscal 2005 period on certain items that have been fully depreciated but are still in use.

Other income increased 246% for the first nine months of fiscal 2005 compared to the same period last year. This increase was primarily due to the settlement proceeds received at the end of April 2005 that were invested in interest bearing accounts as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

Interest expense decreased 8% for the first nine months of fiscal 2005 compared to the same period of fiscal 2004. This decrease was due to a lower outstanding promissory note balance.

The Company reported net income of $949,000 versus a net loss of $92,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", replacing SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123R requires public companies to recognize compensation expense for the cost of stock options and all other awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model to be determined. The Company is evaluating the various transition provisions under SFAS No. 123R. This Statement is effective for the Company as of the beginning of the quarter ending March 31, 2006.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 27, 2005, the Company executed an agreement (the "Stipulation of Settlement"), which settled all of the lawsuits between it and a competitor, as previously reported, and the competitor simultaneously paid the Company $1.1 million. In addition, the competitor agreed in the Stipulation of Settlement to assume certain potential liabilities against the Company and defend the Company in connection with the Decision Strategies litigation discussed below.

As previously reported: (a) in July 2004, the Company commenced an action in Nassau County against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the enforcement proceedings, for breach of its services contract and seeking a declaration of the rights of the parties under the terms of the contract; (b) also in July 2004, Decision Strategies commenced an action in New York against the Company and the competitor for fees in excess of the limitations provided in the services contract; (c) Decision Strategies successfully moved to dismiss the Company's Nassau County action because Decision Strategies had commenced an action in New York County; and (d) at a conference in New York County held in June 2005, the Court denied a motion to move the action to Nassau County.

Pursuant to the Stipulation of Settlement, the competitor has agreed to assume certain potential liabilities and defend the Company in the Decision Strategies litigation, as noted above.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

The Company is prohibited from paying dividends pursuant to the Loan Security Agreement that secures its Secured Promissory Note in favor of Market Guide Inc.

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

                                        CREDITRISKMONITOR.COM, INC.
                                              (REGISTRANT)

Date: November 14, 2005                 By: /s/ Lawrence Fensterstock
                                                Lawrence Fensterstock
                                                Chief Financial Officer