Form 10KSB
period 2005-12-31
CREDITRISKMONITOR COM INC
filed 2006-03-31
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the transition period from_________to_________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for the most recent fiscal year. $3,841,833

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
non-affiliates as of March 6, 2006 was $2,662,331. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 7,679,462 shares of common stock $.01 par value outstanding as of March 6, 2006.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

ITEM 1. BUSINESS

      In addition to historical information, the following discussion of the Company's business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled "The CreditRiskMonitor Business", "The Company's Goals", "Marketing and Sales", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risks and Other Considerations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the "Company" or "CRM") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2006.

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

The CreditRiskMonitor Business

      CRM (see our website at www.creditriskmonitor.com) is an Internet-based financial information service, designed to save time for busy corporate credit professionals, which competes directly with Dun & Bradstreet, Inc. ("D&BTM"). The service provides comprehensive commercial credit reports covering public companies world-wide and includes detailed financial statements, analysis and trend reports, credit scores, company background information, Standard & Poor's ("S&P") ratings, and peer analyses. Plus, it includes trade payment data and public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. The service also provides continuous news monitoring that keeps customers up to date on events affecting the creditworthiness of companies, including financial statement updates, SEC filings, S&P rating changes, and credit-relevant news stories and press releases. The focus of the Company's service is on facilitating the extension of trade credit from one business to another.

      The Company is not a "consumer reporting agency" as defined by the Fair Credit Reporting Act, as it is not involved in the communication of information bearing on consumer credit.

      In a business-to-business transaction, for example the purchase and sale of $20,000 of widgets, the seller usually will ship before the buyer pays - there is an extension of trade credit by the seller. The terms of trade credit could be "2%-10 days, net 30" which means a 2% deduction from the price is available to the customer if payment is made within 10 days but, if not, payment in full must be made within 30 days. It is the financial risk of extending this credit that is referred to as "trade credit risk". The buyer may pay late, causing the seller to incur increased borrowing costs; the seller may incur extra costs in attempting to collect the $20,000; or the buyer may never pay the full $20,000. If the buyer is unable to pay, the seller can suffer substantial losses (e.g., assuming a 10% pre-tax margin it will take about $10 of sales to offset each $1 of bad debt).

      CRM's service is usually purchased by a seller to review the risks of extending trade credit to its customers. It is notable that trade credit decisions are often made under intense time pressure. CRM believes that, with the downsizing of corporations and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. Simultaneously, the Company believes, there has been an explosive growth in the volume of data about businesses. Credit professionals are often faced with an overwhelming amount of available data concerning important customers, while the time for research and analysis is severely limited.

      CRM's credit risk analysis service is the result of management's experience in the commercial credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRM to satisfy the credit profession's requirements for a timely, technologically advanced, low cost credit information service. CRM sells the following commercial credit analysis services to corporate credit managers:

    (1) An annual fixed-price service with unlimited usage and coverage of public companies, featuring multi-period spreads of financial reports and financial ratio analysis, as well as up-to-date financial news screened specifically for purposes of credit evaluation. Another feature of the service is filtered notification and delivery of news via email, concerning companies of interest to the customer. This service is supplemented with trade receivable data contributed mainly by the Company's customers as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. The annual service is available covering over 40,000 public companies world-wide. Customers may opt, for lower prices, for limited regional coverage: "Domestic Service" for coverage of just U.S., Canadian, and Caribbean companies, or "Foreign Service" including only those companies in the CRM database located in the rest of the world.

    (2) Single credit reports and packages of 5 or 10 single reports on the over 40,000 companies covered in item (1) above. These reports are sold via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

    (1) Individual credit reports on approximately 20 million foreign public and
        private   companies.   These   reports  are  purchased  by  CRM  through
        affiliations with third-party suppliers and sold to CRM subscribers.

      There is little hard data on the size of CRM's market. The U.S. National Association of Credit Management has about 30,000 members, but some industry observers believe the number of U.S. credit managers and other personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a full-time credit function but still require credit information. Furthermore, a market exists outside of the U.S. for information on U.S. and foreign companies. Finally, a small fraction of the Company's customers use the information for purposes outside of the credit function, including procurement and strategic planning/competitive analysis.

      The viability and potential of CRM's business is made possible by the following characteristics:

   o Low price. The annual subscription price of CRM's services is low compared to the subscriber's possible loss of not getting paid and low compared to the cost of most competitive products (for example, see the Price Comparison chart on our website).

   o Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager's function rises in importance and complexity. CRM's business and revenues may continue to grow as world economic growth slows or declines. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, most companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRM.

   o Recurring revenue stream. The recurring annual revenue stream gives CRM stability not found in a one-time sale product-based company.

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

   o Self financing. CRM's business has no inventory, manufacturing or warehouse facilities. Thus, the Company's business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business with little need for external capital. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources.)

   o Management. CRM has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company's Goals

   o Growth in U.S. market share. Faced with a dominant U.S. competitor, D&B, as well as other several larger competitors, the Company's primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while others are aware but have not evaluated its services. The Company expects the market in the U.S. and Canada will be its primary opportunity for revenue and profit growth.

   o Lowest cost provider. CRM's sourcing, analysis and preparation of data into a usable form is highly automated. CRM delivers all of its information to customers via the Internet and there is continuous automation between the sourcing of data and delivery of a company credit report to a subscriber. Because of this automation, CRM's production costs are relatively stable over a wide range of increasing revenue. Management believes CRM's cost structure is one of the lowest in its industry.

   o Continued cost reductions. The Company foresees declining unit costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company has lower sales expenses for customer renewals than for new sales, and the Company expects that its renewal revenue will grow larger each year. All these naturally occurring unit cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company's in-place fixed costs. Offsetting these unit cost reductions will be CRM's need to add additional content, unless the Company is able to offset these additional content costs by increasing the price of its services.

   o International penetration. Foreign companies doing business in the U.S. may have the same need as domestic companies for CRM's credit analysis of U.S. companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CRM's service.

Marketing and Sales

      To gain market share for the Company's service, it will continue to use the Internet (at our website www.creditriskmonitor.com) as the primary mechanism for distributing its service. To inform potential subscribers about its service, CRM uses a combination of telephone sales, direct mail, trade show representation and speaking engagements before credit groups and associations.

Value Proposition

      The Company's fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy credit managers time, at a cost significantly below that of reports from the leading provider (price comparison as of July 13, 2005). Because D&B has the largest share of the commercial credit market, their flagship product, the Business Information Report ("BIR"), is the standard by which that market measures both quality and price. The Company's research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a value for the price paid because they either reduce the amount paid for financial credit information or increase their coverage at the same cost.

      The operational strategy CRM follows to deliver on its value proposition is straightforward. CRM became (and remains) one of the industry's lowest cost producers of high quality commercial credit information by continuously collecting data from a wide variety of sources and employing sophisticated proprietary computer algorithms to process that data into an extensive data base of valuable reports on companies. Highly automated operations add to reliability and consistency, while limiting costs. The Company employs a small number of analysts who selectively review data at critical points in its process to further enhance the quality of its products and their relevance to credit professionals.

      CRM employs several different selling strategies to deliver this value to different customer segments:

   o Credit professionals need to save time, when analyzing their most important customers, and the CRM service provides this critical benefit. CRM believes that its reports and monitoring of public companies are superior in this way to what is offered by D&B. The CRM service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of
      financial  developments  at  their  customers,   without  the  clutter  of
      non-financial news prevalent at other news services, adding to the professionals' efficiency. Finally, the S&P ratings and credit scores offered by the service enable further efficiency by focusing attention on only those companies showing financial weakness.

   o The Company's customers typically have contracts with D&B. Traditionally, D&B sells them prepaid units and/or reports ("units") on an annual basis, which they can then use to buy D&B products throughout the year. The price of each unit depends on the number of units being purchased upfront, with the resulting price of a domestic U.S. BIR generally ranging between $40 and $60. If a customer has unused units at the end of the year, D&B may allow it to carry a percentage of them forward, if the customer renews for another year for at least the same number of units as the previous year. All other unused units may be forfeited. For these customers, CRM's simple unlimited usage fixed price annual subscription represents an opportunity to save money by reducing the customer's D&B usage. The best practice that CRM recommends to its subscription customers is to always search CRM's data base first (which does not incur any incremental expense to them) and to save their expensive D&B units for decisions concerning privately-held businesses where CRM may have little or no information. According to the Company's research, the great majority of customers report saving money as a result of using the CRM service. In 2005, the Company became aware that D&B had also begun selling its service on a fixed-price basis, in limited circumstances. It is difficult to predict the extent to which the use of this tactic will be expanded by D&B, or how effective it may be in blocking the Company's selling efforts since it appears that D&B's fixed price contract is significantly higher in price than the comparable offering by the Company and to date there has been limited acceptance of D&B's offering in the market.

   o The Company estimates that only a small percentage of all credit-related business transactions are currently supported by objective third party credit information. This is not surprising, given the high cost of commercial credit reports from D&B and other vendors. CRM breaks that model by eliminating the incremental cost of a credit report. CRM's unlimited usage annual subscription enables customers to employ up to date, objective credit information in many more transactions than was economically feasible before. Customers can make better credit decisions with no increase in costs.

   o It is expected that compliance with the Sarbanes-Oxley Act of 2002 will require companies to adopt more systematic processes to review trade credit and accounts receivable risks. In-depth and frequent review of risks concentrated in the largest customer companies, many of which are public companies covered by CRM, is a common practice that the Company expects to become even more prevalent.

   o For low-volume customers, CRM sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet. Although D&B also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a specific company report depends on both the customer's home country and the home country of the company about which they are inquiring. This pricing schedule includes more than 30 different price points for the D&B Business Information Report alone, ranging from $80 to $570 for this flagship report. This competitor's approach is apparently designed to protect its legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering reports across boundaries. In contrast, CRM was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems. Consequently, CRM's value advantage is even more apparent when customers compare the costs of cross-border report purchases.

Net Operating Loss Carryforwards

      At December 31, 2005, the Company had net operating loss ("NOL") carryforwards aggregating approximately $5.5 million, expiring in varying amounts over the following twenty (20) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the "Code"), may be used to minimize the Company's liability for taxes on future taxable income of the Company, if any.

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

Employees

      As of March 6, 2006, the Company had 35 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

      The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. To date the Company has not made any contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2. PROPERTY.

      The Company does not own any real property. The Company's principal office is located in approximately 7,690 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2009 and provides for a monthly cost of $7,912 during the current year and increases of 3% per annum in subsequent years, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3. LEGAL PROCEEDINGS.

      On April 27, 2005, the Company executed an agreement (the "Stipulation of Settlement") which settled all of the lawsuits between it and a competitor, as previously reported, and the competitor simultaneously paid the Company $1.1 million. In addition, the competitor agreed in the Stipulation of Settlement to assume certain potential liabilities against the Company and to defend the Company in connection with the Decision Strategies litigation discussed below and to indemnify the Company with respect to all liabilities in excess of $25,000.

      In July 2004, the Company commenced an action in Nassau County against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the enforcement proceeding, for breach of its services contract and seeking a declaration of the rights of the parties under the terms of the contract. Also in July 2004, Decision Strategies commenced an action in New York against the Company and the competitor for fees in excess of the limitations provided in the services contract. The parties reached a settlement in December 2005 whereby the Company paid to Decision Strategies the $25,000 maximum amount agreed to in the Stipulation of Settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2005, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURHASES OF EQUITY SECURITIES.

      The Company's Common Stock trades in the over-the-counter market "Bulletin Board Service" under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2004 and 2005. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                           High Bid          Low Bid
                                           --------          -------

2004
         First Quarter                       $ 0.80           $ 0.40
         Second Quarter                      $ 0.51           $ 0.44
         Third Quarter                       $ 0.51           $ 0.42
         Fourth Quarter                      $ 0.42           $ 0.40

2005
         First Quarter                       $ 1.01           $ 0.70
         Second Quarter                      $ 1.01           $ 0.90
         Third Quarter                       $ 2.00           $ 1.80
         Fourth Quarter                      $ 1.75           $ 1.65

      On March 6, 2006, there were approximately 329 registered holders of the Company's Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

      The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

      The Company did not repurchase any of its common stock during the fourth quarter of 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

      At December 31, 2005, the Company had cash and cash equivalents of $2.03 million compared to $877,000 at December 31, 2004. The Company's working capital deficit at December 31, 2005 was approximately $144,000 compared to a working capital deficit of approximately $1.05 million at December 31, 2004, due primarily to an increase of $1.16 million in cash and cash equivalents reflecting receipt of the settlement proceeds of $1.1 million referred to below. Additionally, the working capital deficit at December 31, 2005 is mainly derived from $2.61 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

      Excluding cash expenditures of $193,000 and $269,000 in fiscal 2005 and 2004, respectively, for legal expenses incurred in connection with the Contempt Proceeding, the Competitor Action and the other litigation described in Part II,
Item 1 or  previously  reported  (collectively,  the  "Litigation"),  and before giving  effect to the  settlement  proceeds  of $1.1  million,  the  Company had
positive   cash  flow  of  $251,000   and  $8,000  for  fiscal  2005  and  2004,
respectively.

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

      As described more fully in Notes 6 and 8 of the Notes to Consolidated Financial Statements, at December 31, 2005 the Company had certain cash obligations, which are due as follows:

                                         Less than                                After
                              Total        1 Year     1-3 Years     4-5 Years    5 Years
                              -----        ------     ---------     ---------    -------
Promissory Note            $  520,703      $110,893     $259,011     $150,799          --
Capital lease obligations      44,904        26,467       18,437           --          --
Operating leases              402,276       123,755      217,999       60,522          --
                           ----------      --------     --------     --------   ---------

Total                      $  967,883      $261,115     $495,447     $211,321          --
                           ==========      ========     ========     ========   =========

Off-Balance Sheet Arrangements

      The Company is not a party to any off-balance sheet arrangements.

Results of Operations

            2005 vs. 2004

                                                  Year Ended December 31,
                                                  -----------------------
                                            2005                      2004
                                            ----                      ----
                                               % of Total                % of Total
                                      Amount     Revenue        Amount     Revenue
                                      ------     -------        ------     -------
Operating revenues                 $ 3,841,833    100.00%   $ 3,346,572     100.00%
                                   -----------   -------    -----------    -------

Operating expenses:
   Data and product costs            1,113,602     28.99%     1,042,912      31.16%
   Selling, general and
     administrative expenses         2,563,063     66.71%     2,071,355      61.90%
   Litigation related legal
     fees and expenses                 116,140      3.02%       236,691       7.07%
   Depreciation and amortization        66,302      1.73%        67,721       2.02%
                                   -----------   -------    -----------    -------
     Total operating expenses        3,859,107    100.45%     3,418,679     102.15%
                                   -----------   -------    -----------    -------

Loss from operations                   (17,274)    -0.45%       (72,107)     -2.15%
Other income                            31,492      0.82%         7,729       0.23%
Gain on settlement of
   litigation                        1,100,000     28.63%            --       0.00%
Interest expense                       (66,091)    -1.72%       (74,271)     -2.22%
                                   -----------   -------    -----------    -------

Income (loss) before income
   taxes                             1,048,127     27.28%      (138,649)     -4.14%
Provision for state and local
   income taxes                          2,058      0.05%           381       0.01%
                                   -----------   -------    -----------    -------

Net income (loss)                  $ 1,046,069     27.23%   $  (139,030)     -4.15%
                                   ===========   =======    ===========    =======

      Operating revenues increased 15% for fiscal 2005. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

      Data and product costs increased 7% for fiscal 2005. This increase was primarily due to higher salary and related employee benefits as well as the cost of leasing the co-location facility that commenced in the third quarter of 2004, offset in part by the lower cost of acquiring additional third-party international credit reports and by a reduction in consulting fees that were incurred last year in connection with setting up the Company's data center due to its move to a new facility.

      Selling, general and administrative expenses increased 24% for fiscal 2005. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months and an increase in marketing expenses, offset in part by the absence of the non-recurring moving expenses incurred in 2004.

      Litigation related legal fees and expenses were down 51% for fiscal 2005 as a result of the settlement of the Litigation which was reached during this year's second quarter.

      Depreciation and amortization decreased 2% for fiscal 2005, due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

      Other income increased 307% for fiscal 2005, primarily due to the settlement proceeds received at the end of April 2005 that were invested in interest bearing accounts as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

      Interest expense decreased 11% for fiscal 2005, due to a lower outstanding promissory note balance.

      The Company reported net income of $1.05 million for fiscal 2005 compared to a net loss of $139,030 for the year ended December 31, 2004.

      2004 vs. 2003

                                               Year Ended December 31,
                                             2004                    2003
                                             ----                    ----
                                               % of Total               % of Total
                                     Amount      Revenue      Amount      Revenue
                                     ------      -------      ------      -------
Operating revenues                 $ 3,346,572    100.00%   $ 3,042,635    100.00%
                                   -----------    ------    -----------    ------
Operating expenses:
   Data and product costs            1,042,912     31.16%     1,194,310     39.25%
   Selling, general and
     administrative expenses         2,071,355     61.90%     1,821,368     59.86%
   Litigation related legal
     fees and expenses                 236,691      7.07%       669,014     21.99%
   Depreciation and amortization        67,721      2.02%        88,254      2.90%
                                   -----------    ------    -----------    ------
     Total operating expenses        3,418,679    102.15%     3,772,946    124.00%
                                   -----------    ------    -----------    ------

Loss from operations                   (72,107)    -2.15%      (730,311)   -24.00%
Other income                             7,729      0.23%         6,369      0.20%
Interest expense                       (74,271)    -2.22%       (81,023)    -2.66%
                                   -----------    ------    -----------    ------

Loss before income taxes              (138,649)    -4.14%      (804,965)   -26.46%
Provision for state and local
   income taxes                            381      0.01%           982      0.03%
                                   -----------    ------    -----------    ------

Net loss                           $  (139,030)    -4.15%   $  (805,947)   -26.49%
                                   ===========    ======    ===========    ======

      Operating revenues increased 10% for fiscal 2004. This increase was primarily due to an increase in the number of subscribers to the Company's Internet subscription service offset in part by a decrease in the number of subscribers to the Company's subscription service for third-party international credit reports.

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

      Selling, general and administrative expenses increased 14% for fiscal 2004. This increase was primarily due to higher rent expense because of the four month incurrence of rental payments on both the Company's old and new leased facilities as well as slightly higher salary and related employee benefit costs due to an increase in the Company's sales force during the past 12 months.

      Litigation related legal fees and expenses were down 65% for fiscal 2004 as a result of the conclusion of the 6 week trial in December 2003.

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

      Future Operations

      The Company intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

      As a result of the Company's limited operating history and the evolving nature of the markets in which it competes, the Company's ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company's ability to attract and retain customers and the volume of and timing of customer subscriptions for the Company's services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

      Achieving greater profitability depends on the Company's ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in marketing and promotion, product development and technology and operating infrastructure development. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

      Income taxes -- The Company provides for deferred income taxes resulting from temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns. Deferred tax assets are recognized for temporary differences that will be deductible in future years' tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. The Company considers that the cumulative losses incurred in recent years creates a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets.

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

Recently Issued Accounting Standards

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 had no impact on our results of operations or our financial position.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", replacing SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123R requires public companies to recognize compensation expense for the cost of all stock options and all other awards of equity instruments, including those granted to employees. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model to be determined. The Company is evaluating the various transition provisions under SFAS No. 123R. It is likely that the adoption of SFAS No. 123R will require the Company to record additional employee compensation expense in its historical financial statements in subsequent fiscal years. SFAS No. 123R is effective for the Company as of the beginning of the quarter ending March 31, 2006.

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

      Since inception, CRM has incurred significant operating losses, and the Company may continue to incur additional losses and negative cash flow. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

      The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors,
(iv) price competition, (v) the level of use of the Internet and online services and increasing acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure, (vii) the Company's ability to attract new personnel in a timely and effective manner,
(viii) the level of traffic on the Company's Web site, (ix) the Company's ability to manage effectively its development of new business segments and markets, (x) the Company's ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty, (xvi) continued litigation costs or other unanticipated expenses, (xvii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

      Due to the foregoing factors and the Company's limited forecasting abilities, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

      Competition. The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. The Company's current or potential competitors include (i) companies now selling or who will be selling credit analysis data, such as D&BTM which currently has the dominant position in the industry and the financial resources to invest much more than the Company can while withstanding substantial price competition, and (ii) a number of indirect competitors that specialize in online commerce or information or who derive a substantial portion of the revenues from online commerce, advertising or information, and who may offer competing products, and many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of delivery. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to secure data from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

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

      Need for Additional Financing; Risks of Default. The Company's future liquidity and capital funding requirements will depend on numerous factors, including whether or when the Company will increase its customer base and revenues, and the costs and timing of expansion of sales, control of information costs and other expenses and competition. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and may cause a loss or material limitation of the Company's NOL carryovers, and debt financing may be unavailable in light of the first priority liens which have been granted to secure the Company's note to the seller of the assets of its credit information service and, if available, will likely include restrictive covenants, including financial maintenance covenants restricting the Company's ability to incur additional indebtedness and to pay dividends. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company.

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

      Limited Personnel. The Company currently has limited personnel and other resources to undertake the extensive marketing activities necessary to maintain and grow is revenues. The Company's ability to generate revenue will be dependent upon, among other things, its ability to manage an effective sales organization. The Company will need to continue to develop and expand a sales force and a marketing group with technical expertise to coordinate marketing efforts. In addition, there can be no assurance that the Company will be able to market its products effectively through an in-house sales force, independent sales representatives, through arrangements with an outside sales force, or through strategic partners.

      Risks of New Business Areas. The Company intends to expand its operations by continuing to promote new and complementary products and by expanding the breadth and depth of its product or service offerings. Expansion of the Company's operations in this manner will require significant additional expense and development, operations and editorial resources and could strain the Company's management, financial and operational resources. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by customers could damage the Company's reputation or the CRM brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

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

      Rapid Technological Change. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its services. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new products and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing website and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a website and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its website, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

      Reliance on Certain Suppliers. The Company purchases its data and/or credit reports from a limited number of vendors under agreements having terms of 24 months or less. The Company has no longer-term contracts or arrangements with any vendor of data that guarantee the availability of data, the continuation of particular payment terms or the extension of credit. Nevertheless, the Company believes that it would be able to obtain the necessary data from other sources, at competitive prices, should it become necessary or advisable to do so. There can be no assurance, however, that the Company's vendors will continue to supply data to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of information in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to maintain or develop relationships with vendors that would allow it to obtain sufficient quantities of reliable information on acceptable commercial terms, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

      Disallowance of NOL Carryovers. As of December 31, 2005, the Company had approximately $5.5 million of net operating loss ("NOL") carryovers, expiring in varying amounts over the following twenty (20) years, which it believes may be available to shelter future taxable income, if any. While the Company's view is predicated upon the advice of counsel, the Company does not intend to seek a ruling from the Internal Revenue Service ("IRS") as to the availability of its NOLs and neither the Company's views nor counsel's advice is binding on the IRS. Moreover, counsel's advice is in turn predicated on the accuracy of certain factual assumptions, including assumptions as to the value of its respective preferred and common equity interests as of certain relevant dates, which are in turn based upon the opinion of the independent directors of the Company. Since these factual determinations are important to the tax conclusions, a ruling on this issue would not be available from the IRS, since it does not issue rulings on factual issues. There can be no assurance that such assumptions would be sustained if challenged by the IRS. If a successful challenge were maintained, then the sale of shares of common stock in its 1999 private placement, together with other "owner-shifts" within the prior three years, could have resulted in an "ownership change", in which event the NOL carryovers would be lost in their entirety. In addition, the issuance of shares of common stock in the 2003 private placement, and future issuances by the Company of its equity securities, could result in an "ownership change" which, depending upon the timing thereof, would in turn cause a limitation on the amount of NOL carryovers which can be used in any one year. Any inability to utilize these NOLs or any material limitation on their availability would adversely effect the Company's after-tax cash flow and, accordingly, its financial condition and results of operations.

      Risks Associated with Domain Names. The Company currently utilizes its domain names "CreditRiskMonitor.com" and "crmz.com" in its business. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in the United States and all other countries in which it may conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

=======================================================================================================
                                              Principal Occupation/Position        Officer or
            Name                  Age               Held with Company               Director
                                                                                      Since
-------------------------------------------------------------------------------------------------------
Jerome S. Flum                     65        Chairman of the                          1983
                                             Board/President/
                                             Chief Executive Officer
-------------------------------------------------------------------------------------------------------
William Danner                     49        Senior Vice President/Chief              2005
                                             Operating Officer
-------------------------------------------------------------------------------------------------------
Lawrence Fensterstock              55        Senior Vice President/Chief              1999
                                             Financial Officer/
                                             Secretary
-------------------------------------------------------------------------------------------------------
Jeffrey S. Geisenheimer            40        Director                                 2005
-------------------------------------------------------------------------------------------------------
Richard J. James                   66        Director                                 1992
-------------------------------------------------------------------------------------------------------
Andrew J. Melnick                  64        Director                                 2005
=======================================================================================================

      Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. From 1968 to 1985, Mr. Flum was in the investment business as an institutional security analyst, research and sales partner at an investment firm and then as a general partner of a private investment pool. Before entering the investment business Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a legal and legislative aide to a U.S. congressman. Mr. Flum has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in Business Administration from Babson College and a JD degree from Georgetown University Law School. Mr. Flum served as a L/Corporal in the USMCR.

      William B. Danner was appointed Chief Operating Officer in October 2005, 6 months after joining the Company as Chief Marketing Officer. Mr. Danner brings to the Company over 20 years of financial services and information services marketing experience. His most recent experience includes brand strategy and business development consulting for financial services clients at his own firm, Danner

Marketing, from 2004 through April 2005. Previously, he was a consultant at Citigate Albert Frank, a marketing communications company, based in New York City (acquired as part of Incepta Group by Huntsworth in April 2005), from 2002 through 2003. From 1997 to 2001, Mr. Danner was Vice President of Market Development at MetLife. From 1991 to 1997, he held several marketing positions at D&B and ultimately served as Vice President, Strategic Planning at D&B. Before D&B, he held a series of progressively responsible marketing positions during nearly 10 years at GE Capital and GE Information Services. Mr. Danner earned both his MBA and BA degrees at Harvard.

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

      Jeffrey S. Geisenheimer is Chief Financial Officer of Instant Information, Inc., a financial information services company providing professional, collaborative solutions to the financial industry. In this capacity he is responsible for the daily financial and operating activities of the company. Prior to joining Instant Information in 2005, Mr. Geisenheimer was Chief Financial Officer, from 2003 to 2005, of Moneyline Telerate, Inc., which was acquired by Reuters in June 2005. Before that he served as Chief Financial Officer, from 1999 to 2003, of Multex.com, Inc., which was acquired by Reuters in March 2003, and as Chief Financial Officer, from 1996 to 1999, of Market Guide, Inc., which was acquired by Multex in September 1999. Mr. Geisenheimer received a Bachelor of Business Administration degree in Banking and Finance and a Master of Business Administration degree in Accounting from Hofstra University.

      Richard J. James is a Consultant for Sigma Breakthrough Technologies, Inc., working with leading international and domestic Fortune 500 companies to improve their new product development and operational processes, since 2005. Prior to this, Mr. James served as the Technical Manager for Polaroid Corporation's Consumer Hardware Division, supporting manufacturing plants in Scotland, China and the United States, from 1980 until 2002. In this role he was responsible for increasing the business performance of Polaroid's instant consumer cameras through improved manufacturing processes and product redesigns. From 1968 through 1979, Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James is a founding Board member and VP

Finance of the Boston Chapter of the Society of Concurrent Product Development. Mr. James holds a BS in Chemical Engineering from Northeastern University and has completed extensive managerial and technical subjects. Mr. James served as a 1st Lieutenant in the U.S. Army.

      Andrew J. Melnick retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, he was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch, since 1989. During his 13 years at Merrill Lynch, Mr. Melnick expanded the Firm's Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co. a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. He is a Chartered Financial Analyst (C.F.A.). Mr. Melnick served as a 1st Lieutenant in the U.S. Army.

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

      The Audit Committee currently consists of its outside directors - Jeffrey Geisenheimer, Richard James and Andrew Melnick, all of whom are audit committee financial experts and are independent, as such terms are defined by the SEC.

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

      To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2005, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with, except that a Form 3 for William Danner and a Form 5 for Andrew Melnick, with respect to one transaction for Mr. Danner and four transactions for Mr. Melnick, were filed late.

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

====================================================================================
                            SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------
                                           Annual                  Long-Term
                                    Compensation(3)(4)          Compensation(5)
------------------------------------------------------------------------------------

                                                              Number of Securities
  Name and Principal Position   Year        Salary(2)          Underlying Options
------------------------------------------------------------------------------------
Jerome S. Flum, Chairman,        2005      $145,667                      --
President and Chief Executive    2004      $130,400(3)                   --
Officer                          2003      $115,200(1)(3)             5,000
------------------------------------------------------------------------------------

William B. Danner, Senior Vice   2005      $ 97,708                 150,000
President                        2004         N/A                        --
                                 2003         N/A                        --
------------------------------------------------------------------------------------

Lawrence Fensterstock, Senior    2005      $144,833                      --
Vice President                   2004      $138,417                      --
                                 2003      $140,000                   5,000
====================================================================================

(1) Beginning January 20, 1999 and continuing through June 30, 2003, Mr. Flum was being compensated by the Company at the rate of $150,000 per annum, although during this period he agreed to defer a portion of his annual salary. Effective July 1, 2003, Mr. Flum elected to discontinue any future deferral. The cumulative amount deferred of $238,750 (including $12,500 deferred in 2003) is non-interest bearing and was initially payable at the earlier of (a) the attainment by the Company of sustainable cash flow breakeven and (b) the repayment in full of the revised promissory note issued in connection with the Company's acquisition of the assets of CRM from Market Guide Inc. In July 2004, the Company's Board of Directors agreed to issue 200,000 shares of the Company's common stock with a fair value of $90,000 as partial payment of this liability as well as paying, in cash, the balance to the Chief Executive Officer, representing the tax "gross-up" on this stock issuance, thereby reducing the cumulative deferred amount by approximately $150,000 to $88,890. The full amount of his compensation, including the deferred portion, is reflected in the Company's financial statements. Also during 2003 Mr. Flum elected to
      receive  a  portion  of  his   salary  in  the  form  of  other   non-cash
      compensation.

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

Directors' Fees

      Commencing September 1994, non-employee directors receive $450 for each Board of Directors' meeting attended, up to a maximum payment of $1,800 per Director per calendar year. During 2005, non-qualified options to purchase shares of the Company's Common Stock were granted to the following non-employee directors -- 30,000 options at a purchase price of $1.00 per share to Andrew Melnick, 3,000 options at a purchase price of $1.00 per share to Richard James and 30,000 options at a purchase price of $1.65 per share to Jeffrey Geisenheimer.

Compensation Pursuant to Stock Option Plans

      The following table sets forth all stock options granted to the Company's executive officers during the last fiscal year.

=============================================================================
                 OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
-----------------------------------------------------------------------------
                                           Individual Grants
-----------------------------------------------------------------------------
                                      Percent of
                     Number of          Total
                     Securities        Options         Exercise
                     Underlying       Granted to        or Base
                      Options        Employees in        Price     Expiration
 Name               Granted (#)      Fiscal Year        ($/Sh)        Date
-----------------------------------------------------------------------------
William Danner        100,000           29.37%          $1.00       5/09/2015
                       50,000           14.68%          $1.25      10/06/2015
=============================================================================

(1) No stock appreciation rights were granted to the executive officers in fiscal 2005.

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

================================================================================
              MINIMUM ANNUAL
---------------------------------------------
                            Pre-Tax Operating   Options       Cumulative
   Level   Gross Sales            Margin         Vested      Options Vested
--------------------------------------------------------------------------------
     1     $ 3 Million              20%            6.7%           6.7%
--------------------------------------------------------------------------------
     2     $ 4 Million              23%            6.7%          13.4%
--------------------------------------------------------------------------------
     3     $ 5 Million              27%           10.0%          23.4%
--------------------------------------------------------------------------------
     4     $ 6 Million              36%           10.0%          33.4%
--------------------------------------------------------------------------------
     5     $7.5 Million             39%           13.3%          46.7%
--------------------------------------------------------------------------------
     6     $ 9 Million              42%           13.3%          60.0%
--------------------------------------------------------------------------------
     7     $ 11 Million             45%           16.6%          76.6%
--------------------------------------------------------------------------------
     8     $ 14 Million             48%           16.6%          93.2%
--------------------------------------------------------------------------------
     9     $ 17 Million             48%            6.8%         100.0%
================================================================================

      Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in full at the time of such change in control.

===========================================================================================================
            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
-----------------------------------------------------------------------------------------------------------
                                                Number of Securities
                                               Underlying Unexercised           Value of Unexercised
                     Shares                  Options at Fiscal Year-End       In-the-Money Options at
                    Acquired                           (#)                     Fiscal Year-End ($)(1)
                       on          Value     --------------------------------------------------------------
                    Exercise      Realized                     Un-                                Un-
     Name             (#)            ($)     Exercisable   exercisable      Exercisable       exercisable
-----------------------------------------------------------------------------------------------------------
Jerome S.
Flum                   -0-           -0-        15,000         5,000          $9,750-             $3,250
-----------------------------------------------------------------------------------------------------------
William B.
Danner                 -0-           -0-            -0-      150,000              -0-            $85,000
-----------------------------------------------------------------------------------------------------------
Lawrence
Fensterstock           -0-           -0-            -0-      170,000              -0-           $260,485
===========================================================================================================

(1) Represents the amount by which the closing price on December 31, 2005 ($1.65) exceeded the exercise prices of unexercised options.

      No stock options were exercised by the Company's executive officers in the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth as of March 6, 2006 information regarding the beneficial ownership of the Company's voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company's voting securities, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

================================================================================
                                                          Percentage of
                            Number of Shares                Outstanding
          Name             of Common Stock(1)              Common Stock
--------------------------------------------------------------------------------
Flum Partners(2)                 4,897,128                     63.64%
--------------------------------------------------------------------------------
Jerome S. Flum                   5,375,353 (3)(4)              69.86%
--------------------------------------------------------------------------------
William B. Danner                    1,500                     -----*
--------------------------------------------------------------------------------
Jeffrey S. Geisenheimer             52,000                     -----*
--------------------------------------------------------------------------------
Richard J. James                    37,000                     -----*
--------------------------------------------------------------------------------
Andrew J. Melnick                   10,000                     -----*
================================================================================
All directors and officers       5,475,853 (3)(4)(5)           71.17%
(as a group (5 persons))
================================================================================

*     less than 1%

(1) Does not give effect to (a) options to purchase 640,500 shares of Common Stock granted to 12 officers and employees pursuant to the 1998 Long Term Incentive Plan of the Company, and (b) options to purchase an aggregate of 79,000 shares granted to the non-employee directors pursuant to the 1998 Long Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 15,000 shares of Common Stock granted to Mr. Flum, which are immediately exercisable

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

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

(5) At the time of his resignation as a Director effective December 22, 2005, Mr. Charm owned 36,000 shares of Common Stock, and had options to purchase 9,500 shares that are not currently exercisable.

      The Company's equity compensation plan approved by stockholders is the 1998 Long-Term Incentive Plan.

      The following table summarizes information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2005.

=========================================================================================================
                                                                                          Number of
                                                                                          securities
                                                                                          remaining
                                                                                        available for
                                              Number of                                     future
                                              securities             Weighted          issuance under
                                             to be issued             average               equity
                                                 upon              exercise price        compensation
                                             exercise of                 of                 plans
                                             outstanding            outstanding           (excluding
                                               options,               options,            securities
                                             warrants and             warrants           reflected in
              Plan category                     rights               and rights         first column)
---------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by stockholders                       737,500                $0.9461              690,500
---------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by stockholders                        --                     --                   --
---------------------------------------------------------------------------------------------------------
Total                                          737,500                $0.9461              690,500
=========================================================================================================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      There were no such reportable relationships or related transactions in 2005.

ITEM 13. EXHIBITS.

(a)   Exhibits

      2      -     Copy of the Asset Purchase Agreement dated December 29,
                   1998. (1)

      3(i)   -     Copy  of the  Company's  Amended  and  Restated  Articles  of
                   Incorporation dated as of May 7, 1999. (3)

      3(ii)* - Copy of the Company's By-Laws as amended April 27, 1987 and May 11, 1999.

      10-C   -     Copy of Company's 1998 Long-Term Incentive Plan. (2)

      14     -     CreditRiskMonitor.com,  Inc.  Code of  Ethics  for  Principal
                   Executive Officer and Senior Financial Officers. (4)

      31.1*  -     Certification of Chief Executive Officer.

      31.2*  -     Certification of Chief Financial Officer.

      32.1*  -     Certification  of  Chief  Executive  Officer  Pursuant  to 18
                   U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2*  -     Certification  of  Chief  Financial  Officer  Pursuant  to 18
                   U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to Registrant's Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.

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

                        DOCUMENTS AVAILABLE UPON REQUEST

      All exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company's cost of providing and mailing the exhibits by writing to:

      Office of the Secretary, CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Suite A, Valley Cottage, NY 10989.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      J.H. Cohn LLP's aggregate fees billed or billable for professional services rendered for the audits of the Company's annual financial statements for the 2005/2004 fiscal years and the reviews of the financial statements included in the Company's Form 10-QSB for 2005 and the third quarter of 2004 was $31,500 in each year. The engagement of J.H. Cohn LLP for the 2005 and 2004 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the audit committee. Prior to its dismissal in September 2004, BDO Seidman, LLP's aggregate fees billed for professional services rendered in 2004 (for the review of the financial statements included in the Company's Forms 10-QSB for the first 2 quarters of fiscal 2004 and the Company's Registration Statement on Form S-8) were $11,675. The engagement of BDO Seidman, LLP for the reviews described above were all pre-approved by the audit committee.

      The policy of the audit committee is to pre-approve the engagement of the Company's independent auditors and the furnishing of all audit and non-audit services.

Audit-Related Fees

      Neither J.H. Cohn LLP nor BDO Seidman, LLP provided any other assurance or related services in the 2005 or 2004 fiscal years except as described under the caption "Audit Fees".

Tax Fees

      J.H. Cohn LLP's aggregate fees billed or billable for all tax related services for each of the 2005 and 2004 fiscal years were $6,000 for tax preparation services.

All Other Fees

      Neither J.H. Cohn LLP nor BDO Seidman, LLP provided any products or services in the 2005 or 2004 fiscal years other than as described above.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CREDITRISKMONITOR.COM, INC.
                                  (REGISTRANT)

Date: March 31, 2006                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006                By: /s/ Jerome S. Flum
                                            Jerome S. Flum
                                            Chairman of the Board and
                                            Chief Executive Officer

Date: March 31, 2006                By: /s/ Lawrence Fensterstock
                                            Lawrence Fensterstock
                                            Chief Financial Officer

Date: March 31, 2006                By: /s/ Jeffrey S. Geisenheimer
                                            Jeffrey S. Geisenheimer
                                            Director

Date: March 31, 2006                By: /s/ Richard J. James
                                            Richard J. James
                                            Director

Date: March 31, 2006                By: /s/ Andrew J. Melnick
                                            Andrew J. Melnick
                                            Director

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets - December 31, 2005 and 2004             F-3

       Consolidated Statements of Operations - Years Ended
              December 31, 2005 and 2004                                    F-4

       Consolidated Statements of Stockholders' Equity -
              Years Ended December 31, 2005 and 2004                        F-5

       Consolidated Statements of Cash Flows - Years Ended
              December 31, 2005 and 2004                                    F-6

       Notes to Consolidated Financial Statements                           F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying consolidated balance sheets of CreditRiskMonitor.com, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CreditRiskMonitor.com, Inc. and Subsidiary as of December 31, 2005 and 2004, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ J.H. Cohn LLP

Jericho, New York
March 10, 2006

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004

                                                                2005            2004
                                                                ----            ----
ASSETS
Current assets:
     Cash and cash equivalents                             $  2,034,786    $    877,025
     Accounts receivable, net of allowance of $43,677           658,603         637,221
     Other current assets                                       191,137         172,019
                                                           ------------    ------------

         Total current assets                                 2,884,526       1,686,265

Property and equipment, net                                     153,689         162,085
Goodwill                                                      1,954,460       1,954,460
Prepaid and other assets                                         33,854          20,042
                                                           ------------    ------------

         Total assets                                      $  5,026,529    $  3,822,852
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                      $  2,607,569    $  2,221,233
     Accounts payable                                           125,590         170,949
     Accrued expenses                                           157,676         218,990
     Current portion of long-term debt                          110,893         100,084
     Current portion of capitalized lease obligations            26,467          26,518
                                                           ------------    ------------

         Total current liabilities                            3,028,195       2,737,774
                                                           ------------    ------------

Long-term debt, net of current portion:
     Promissory note                                            409,810         520,703
     Capitalized lease obligations                               18,437          44,904
                                                           ------------    ------------
                                                                428,247         565,607
Other liabilities                                                95,812          91,265
                                                           ------------    ------------

         Total liabilities                                    3,552,254       3,394,646
                                                           ------------    ------------

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued
     Common stock, $.01 par value; authorized 25,000,000             --              --
         shares; issued and outstanding 7,679,462 shares         76,794          76,794
     Additional paid-in capital                              28,122,383      28,122,383
     Accumulated deficit                                    (26,724,902)    (27,770,971)
                                                           ------------    ------------

         Total stockholders' equity                           1,474,275         428,206
                                                           ------------    ------------

         Total liabilities and stockholders' equity        $  5,026,529    $  3,822,852
                                                           ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004

                                                        2005           2004
                                                        ----           ----

Operating revenues                                  $ 3,841,833    $ 3,346,572
                                                    -----------    -----------

Operating expenses:
     Data and product costs                           1,113,602      1,042,912
     Selling, general and administrative expenses     2,563,063      2,071,355
     Litigation related legal fees and expenses         116,140        236,691
     Depreciation and amortization                       66,302         67,721
                                                    -----------    -----------

         Total operating expenses                     3,859,107      3,418,679
                                                    -----------    -----------

Loss from operations                                    (17,274)       (72,107)
Other income                                             31,492          7,729
Gain on settlement of litigation                      1,100,000             --
Interest expense                                        (66,091)       (74,271)
                                                    -----------    -----------

Income (loss) before income taxes                     1,048,127       (138,649)
Provision for state and local income taxes                2,058            381
                                                    -----------    -----------

Net income (loss)                                   $ 1,046,069    $  (139,030)
                                                    ===========    ===========

Net income (loss) per share-
     basic and diluted                              $      0.14    $     (0.02)
                                                    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2005 and 2004

                             Common Stock        Additional                          Total
                           ------------------      Paid-in        Accumulated    Stockholders'
                           Shares      Amount      Capital          Deficit         Equity
                           ------      ------      -------          -------         ------
Balance January 1,
  2004                   7,407,462   $  74,074   $ 28,035,096    $(27,631,941)   $    477,229

Net loss                        --          --             --        (139,030)       (139,030)
Issuance of shares
  to pay portion
  of accrued
  compensation             200,000       2,000         88,000              --          90,000
Proceeds from exercise
  of stock options          72,000         720           (713)             --               7
                         ---------   ---------   ------------    ------------    ------------

Balance December 31,
  2004                   7,679,462      76,794     28,122,383     (27,770,971)        428,206

Net income                      --          --             --       1,046,069       1,046,069
                         ---------   ---------   ------------    ------------    ------------

Balance December 31,
  2005                   7,679,462   $  76,794   $ 28,122,383    $(26,724,902)   $  1,474,275
                         =========   =========   ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004

                                                                                       2005           2004
                                                                                       ----           ----
Cash flows from operating activities:
     Net income (loss)                                                             $ 1,046,069    $  (139,030)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Depreciation                                                              66,302         67,721
              Deferred rent                                                              4,547         (2,920)
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                      (21,382)      (132,630)
         Other current assets                                                          (19,118)       (69,417)
         Prepaid and other assets                                                      (13,812)        (1,162)
         Deferred revenue                                                              386,336        188,755
         Accounts payable                                                              (45,359)       (37,116)
         Accrued expenses                                                              (61,314)        46,712
                                                                                   -----------    -----------

Net cash provided by (used in) operating activities                                  1,342,269        (79,087)
                                                                                   -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                (57,906)       (73,150)
                                                                                   -----------    -----------

Net cash used in investing activities                                                  (57,906)       (73,150)
                                                                                   -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                --              7
     Payments on promissory note                                                      (100,084)       (90,328)
     Payments on capital lease obligations                                             (26,518)       (18,864)
                                                                                   -----------    -----------

Net cash used in financing activities                                                 (126,602)      (109,185)
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 1,157,761       (261,422)
Cash and cash equivalents at beginning of year                                         877,025      1,138,447
                                                                                   -----------    -----------

Cash and cash equivalents at end of year                                           $ 2,034,786    $   877,025
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                                                  $    77,936    $    58,451
                                                                                   ===========    ===========

         Income taxes                                                              $     2,058    $       381
                                                                                   ===========    ===========

Supplemental schedule of noncash investing and financing activities:
         Acquisition of computer and telephone equipment
              under capital leases                                                 $        --    $    76,656
                                                                                   ===========    ===========
         Issuance of shares to pay portion of accrued
              compensation                                                         $        --    $    90,000
                                                                                   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the "Company" or "CRM") provides a totally interactive business-to-business Internet-based service designed specifically for corporate credit professionals. This service is sold predominantly to corporations located in the United States. In addition, the Company is a re-distributor of international credit reports in the United States.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments. Assets under capital leases are amortized on the straight-line method over their primary term. Estimated useful lives are generally as follows: fixtures, equipment and software--3 to 6 years; capitalized leases--3 to 5 years; and leasehold improvements--lower of life or term of lease.

Goodwill

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit's goodwill with the book value of that goodwill. If the book value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2005 and 2004 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2005, management believes no impairment of long-lived assets has occurred.

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

Revenue Recognition

CRM's domestic and international service is sold on a subscription basis pursuant to customer contracts that span

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income (Loss) Per Share

Income (loss) per share is computed under the provisions of SFAS No. 128, "Earnings Per Share". Amounts reported as basic and diluted net income (loss) per share for each of the two years in the period ended December 31, 2005 reflect the net income (loss) for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 9).

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments. The Company's promissory note was originally discounted, as appropriate, to bear an interest rate that represents the cost of borrowings with third-party lenders. Management believes that the carrying value of the note approximates its fair value at December 31, 2005 and 2004.

Comprehensive Income

The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2005 and 2004, there were no items that gave rise to other comprehensive income or loss and the net loss equaled comprehensive loss.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

At December 31, 2005 the Company has a stock-based employee compensation plan which is described more fully in Note 4. The Company accounts for this plan using the intrinsic value method in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost for employee stock options is reflected in net income (loss), as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the following table presents the effect on net income (loss) and net income (loss) per share had compensation cost for the Company's stock plan been determined using the Black-Scholes option valuation model, which is a fair value-based method consistent with SFAS No. 123 and the assumptions shown in Note 4, for the years ended December 31:

                                                         2005         2004
                                                         ----         ----

Net income (loss)
     As reported                                     $ 1,046,069    $(139,030)
     Less: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related
         tax benefits or effects (see Note 4)            (25,674)       4,187
                                                     -----------    ---------

     Pro forma                                       $ 1,020,395    $(134,843)
                                                     ===========    =========

Net income (loss) per share - basic and diluted
     As reported                                     $      0.14    $   (0.02)
     Pro forma                                       $      0.13    $   (0.02)

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29," which addresses the measurement of exchanges of nonmonetary assets and

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 had no impact on our results of operations or our financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", replacing SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123R requires public companies to recognize compensation expense for the cost of all stock options and all other awards of equity instruments, including those granted to employees. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model to be determined. The Company is evaluating the various transition provisions under SFAS No. 123R. It is likely that the adoption of SFAS No. 123R will require the Company to record additional employee compensation expense in its historical financial statements in subsequent fiscal years. SFAS 123R is effective for the Company as of the beginning of the quarter ending March 31, 2006.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in bank deposit and other accounts, the balances of which, at times, may exceed Federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions.

The Company closely monitors the extension of credit to its customers. The Company's accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2005 and 2004.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

The Company has generated net operating loss ("NOL") carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2005, the Company had Federal NOL carryforwards of approximately $5,510,000, which expire through 2025.

The actual tax expense for 2005 and 2004 differs from the "expected" tax expense or benefit for those years (computed by applying the applicable United States federal corporate tax rate to income (loss) before income taxes) as follows:

                                                           2005          2004
                                                           ----          ----

Computed "expected" benefit                             $ 419,251     $ (55,460)
Utilization of net operating loss carryforward            324,084            --
Expiration of net operating loss carryforward                  --       453,528
Decrease in valuation allowance                          (741,277)     (397,687)
                                                        ---------     ---------

State and local income tax expense                      $   2,058     $     381
                                                        =========     =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 and 2004 are as follows:

                                                       2005             2004
                                                       ----             ----

Deferred tax assets:
     Net operating loss carryforwards              $ 1,888,975      $ 2,574,145
     Other                                             125,542          120,752
                                                   -----------      -----------

     Total deferred tax assets                       2,014,517        2,694,897
     Valuation allowance                            (1,716,673)      (2,457,950)
                                                   -----------      -----------

     Net deferred tax assets                           297,844          236,947
                                                   -----------      -----------

Deferred tax liabilities:
     Goodwill amortization                            (290,674)        (229,332)
     Fixed assets                                       (7,170)          (7,615)
                                                   -----------      -----------

     Total deferred tax liabilities                   (297,844)        (236,947)
                                                   -----------      -----------

Net deferred tax assets                            $        --      $        --
                                                   ===========      ===========

The Company considers that the cumulative losses incurred in recent years, excluding the effects of a non-recurring gain, creates a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets. Therefore, no deferred tax benefit has been recorded and a full valuation allowance has been charged against the related deferred tax assets because the Company does not consider it more likely than not that the deferred tax assets will be realized.

The net change in the total valuation allowance for the years ended

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004 was a decrease of $741,277 and $397,687, respectively.

NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2005, 737,500 shares of the Company's authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company's Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2005, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2005, the Company has one stock option plan: the 1998 Long-Term Incentive Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company's shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 2005, there were options outstanding for 737,500 shares of common stock under this plan.

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

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change in control (as defined), will vest in full at time of such change in control.

There have been no transactions with respect to the Company's stock appreciation rights during the years ended December 31, 2005 and 2004, nor are there any stock appreciation rights outstanding at December 31, 2005 and 2004.

Transactions with respect to the Company's stock option plans for the years ended December 31, 2005 and 2004 are as follows:

                                                                       Weighted
                                                                       Average
                                                           Number      Exercise
                                                          of Shares     Price
                                                          ---------     ------
Outstanding at January 1, 2004                             469,000     $ 0.7721
     Granted                                               181,500       1.0000
     Forfeited                                             (32,000)      2.3001
     Exercised                                             (72,000)      0.0001
                                                          --------

Outstanding at December 31, 2004                           546,500     $ 0.8600
     Granted                                               340,500       1.1079
     Forfeited                                            (149,500)      1.0000
                                                          --------

Outstanding at December 31, 2005                           737,500     $ 0.9461
                                                          ========

As of December 31, 2005, there were 690,500 shares of common stock reserved for the granting of additional options.

The following table summarizes information about the Company's stock options outstanding at December 31, 2005:

                                          Options Outstanding                   Options Exercisable
                               ----------------------------------------      ------------------------
                                               Weighted
                                               Average
                                              Remaining        Weighted                     Weighted
                                             Contractual       Average                      Average
         Range of                Number         Life           Exercise        Number       Exercise
     Exercise Prices           Outstanding   (in years)          Price       Exercisable      Price
     ---------------           -----------   ----------          -----       -----------      -----
  $ 0.0001  - $ 0.9900          150,000          2.65          $0.0001             --
  $ 1.0000  - $ 1.2000          461,500          8.14          $1.0000         15,000        $1.0000
  $ 1.2100  - $ 1.6500          102,000          9.55          $1.3750          3,000        $1.5000
  $ 1.6600  - $ 4.0000           24,000          0.50          $4.0000         24,000        $4.0000
                                -------                                        ------

                                737,500          5.65          $0.9461         42,000        $2.7500
                                =======                                        ======

The weighted average fair value at date of grant for options granted during 2005 and 2004 was $0.52 and $0.36 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Years ended December 31,
                                                        ------------------------
                 Assumption                              2005               2004
                 ----------                              ----               ----
Risk-free interest rate                                  4.28%              4.42%
Dividend yield                                           0.00%              0.00%
Volatility factor                                        2.64               0.88
Weighted-average expected life of the option (years)       9                  9

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                           2005          2004
                                                           ----          ----

Computer equipment and software                         $ 232,528     $ 178,982
Furniture and fixtures                                     54,549        50,189
Leasehold improvements                                     35,855        35,855
Capitalized lease                                          90,043       119,073
                                                        ---------     ---------
                                                          412,975       384,099
Less accumulated depreciation and amortization           (259,286)     (222,014)
                                                        ---------     ---------

                                                        $ 153,689     $ 162,085
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

If the Company is unable to generate sufficient cash flow or otherwise

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obtain funds necessary to make the required payments on this note, it would be in default under the terms thereof, which would permit the holders of the note to accelerate the maturity of such indebtedness. Such a default could have a material adverse effect on Company's business, prospects, financial condition and results of operations.

The principal maturities on this note subsequent to December 31, 2005 are as follows:

Year Ending
December 31,                                                           Amount
------------                                                           ------

2006                                                                 $110,893
2007                                                                  122,870
2008                                                                  136,141
2009                                                                  150,799
                                                                     --------
                                                                      520,703
Less current portion                                                  110,893
                                                                     --------

                                                                     $409,810
                                                                     ========

NOTE 7 - ACCRUED COMPENSATION

Beginning January 20, 1999 and continuing through June 30, 2003, the Company's President and Chief Executive Officer agreed to defer a portion of his annual salary. Effective July 1, 2003, the President and Chief Executive Officer elected to discontinue any future deferral. The cumulative amount deferred of $238,750 is non-interest bearing and was initially payable at the earlier of (a) the attainment by the Company of sustainable cash flow breakeven and (b) the repayment in full of the revised promissory note (see Note 6). In July 2004, the Company's Board of Directors agreed to issue 200,000 shares of the Company's common stock with a fair value of $90,000 as partial payment of this liability as well as paying, in cash, the balance to the Chief Executive Officer, representing the tax "gross-up" on this stock issuance, thereby reducing the cumulative deferred amount by approximately $150,000 to $88,890. The full amount of his compensation, including the deferred amount, is reflected in the Company's financial statements.

NOTE 8 - LEASE COMMITMENTS

The Company's operations are conducted from a leased facility, which is under an operating lease that expires in 2009. The Company also leases certain equipment under an operating lease that expires in 2008. Rental expenses under operating leases were $159,610 and $171,442 for the years ended December 31, 2005 and 2004, respectively.

In connection with the Company's relocation in 2004 it entered into two capital leases for telephone equipment and computer equipment. Both of these leases are for 36 months, have an implicit interest rate of approximately 10.8% and provide for the Company to acquire the

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment for $1 at the end of the lease.

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2005 are as follows:

                                                       Capital Lease   Operating
                                                        Obligations     Leases
                                                        -----------     ------

2006                                                    $     30,043   $123,755
2007                                                          19,167    113,889
2008                                                              --    104,110
2009                                                              --     60,522
                                                        ------------   --------

Total minimum lease payments                                  49,210   $402,276
                                                                       ========
Less amounts representing interest                             4,306
                                                        ------------

                                                              44,904
Less current portion of capitalized lease obligations         26,467
                                                        ------------

Long-term capitalized lease obligations                 $     18,437
                                                        ============

NOTE 9 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                      2005          2004
                                                      ----          ----

Net income (loss)                                 $ 1,046,069   $  (139,030)
                                                  ===========   ===========

Basic average common shares outstanding             7,679,462     7,513,509
                                                  ===========   ===========

Net income (loss) per share - basic and diluted   $      0.14   $     (0.02)
                                                  ===========   ===========

The computation of diluted net income (loss) per share excludes the effects of the assumed exercise of all options since their inclusion would be anti-dilutive. For fiscal 2005, 737,500 options were excluded as their exercise prices were above market value. For fiscal 2004, 546,500 options were excluded because the Company had an operating loss.

NOTE 10 - LEGAL PROCEEDINGS

On April 27, 2005, the Company executed an agreement (the "Stipulation of Settlement") which settled all of the lawsuits between it and a competitor, as previously reported, and the competitor simultaneously paid the Company $1.1 million. In addition, the competitor agreed in the Stipulation of Settlement to assume certain potential liabilities against the Company and to defend the Company in connection with the Decision Strategies litigation discussed below and to indemnify the Company with respect to all liabilities in excess of $25,000.

                   CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2004, the Company commenced an action in Nassau County against Decision Strategies LLC ("Decision Strategies"), the court-appointed forensic computer expert in the enforcement proceeding that was settled, for breach of its services contract and seeking a declaration of the rights of the parties under the terms of the contract. Also in July 2004, Decision Strategies commenced an action in New York against the Company and the competitor for fees in excess of the limitations provided in the services contract. The parties reached a settlement in December 2005 whereby the Company paid to Decision Strategies the $25,000 maximum amount agreed to in the Stipulation of Settlement.