Form 10QSB
period 2006-03-31
CREDITRISKMONITOR COM INC
filed 2006-05-15
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to ________

Commission file number 1-8601

CREDITRISKMONITOR.COM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	36-2972588

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

704 Executive Boulevard, Suite A Valley Cottage, New York 10989

(Address of principal executive offices)

(845) 230-3000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

Common stock $.01 par value — 7,679,462 shares outstanding as of April 28, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
INDEX

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

32.1	Certification of Chief Executive Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Certification of Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	Dec. 31,
	2006	2005

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,176,379	$2,034,786
Accounts receivable, net of allowance	538,230	658,603
Other current assets	151,906	191,137

Total current assets	2,866,515	2,884,526

Property and equipment, net	143,682	153,689
Goodwill	1,954,460	1,954,460
Prepaid and other assets	46,866	33,854

Total assets	$5,011,523	$5,026,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$2,658,180	$2,607,569
Accounts payable	64,767	125,590
Accrued expenses	206,613	157,676
Current portion of long-term debt	113,773	110,893
Current portion of capitalized lease obligations	27,191	26,467

Total current liabilities	3,070,524	3,028,195

Long-term debt, net of current portion:
Promissory note	380,263	409,810
Capitalized lease obligations	11,362	18,437

	391,625	428,247
Other liabilities	96,545	95,812

Total liabilities	3,558,694	3,552,254

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,679,462 shares	76,794	76,794
Additional paid-in capital	28,129,950	28,122,383
Accumulated deficit	(26,753,915)	(26,724,902)

Total stockholders’ equity	1,452,829	1,474,275

Total liabilities and stockholders’ equity	$5,011,523	$5,026,529

See accompanying condensed notes to consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues	$1,027,845	$895,254

Operating expenses:
Data and product costs	320,392	239,376
Selling, general and administrative expenses	715,937	682,219
Depreciation and amortization	16,251	16,542

Total operating expenses	1,052,580	938,137

Loss from operations	(24,735)	(42,883)
Other income	13,880	2,743
Interest expense	(14,502)	(17,834)

Loss before income taxes	(25,357)	(57,974)
Provision for state and local income taxes	(3,656)	(1,175)

Net loss	$(29,013)	$(59,149)

Net loss per share of common stock:

Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:

Basic and diluted	7,679,462	7,679,462

See accompanying condensed notes to consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net loss	$(29,013)	$(59,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,251	16,542
Deferred rent	733	1,424
Stock-based compensation	7,567	—
Changes in operating assets and liabilities:
Accounts receivable	120,373	265,156
Other current assets	39,231	78,114
Prepaid and other assets	(13,012)	(12,952)
Deferred revenue	50,611	(138,661)
Accounts payable	(60,823)	(30,272)
Accrued expenses	48,937	(26,894)

Net cash provided by operating activities	180,855	93,308

Cash flows from investing activities:
Purchase of property and equipment	(6,244)	(15,090)

Net cash used in investing activities	(6,244)	(15,090)

Cash flows from financing activities:
Payments on promissory note	(26,667)	(24,068)
Payments on capital lease obligations	(6,351)	(7,049)

Net cash used in financing activities	(33,018)	(31,117)

Net increase in cash and cash equivalents	141,593	47,101
Cash and cash equivalents at beginning of period	2,034,786	877,025

Cash and cash equivalents at end of period	$2,176,379	$924,126

See accompanying condensed notes to consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the “Company” or “CRM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2006 and its results of operations and cash flows for the periods ended March 31, 2006 and 2005.

Results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2006 presentation.

(2) Stock-Based Compensation

The Company’s 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. At March 31, 2006, there were options outstanding for 734,500 shares of common stock under this plan.

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

Prior to January 1, 2006 the Company accounted for stock-based compensation under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company has adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff and provides interpretive guidance regarding the application of SFAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

During the quarter ended March 31, 2006, the Company recognized stock-based compensation expenses of $7,567 related to outstanding stock options according to the provisions of SFAS 123R, using the modified-prospective transition method.

Prior to the adoption of SFAS 123R and for the three months ended March 31, 2006, no tax benefits from the exercise of stock options has been recognized as no options have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with SFAS 123R.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the quarter ended March 31, 2005:

2005

Net loss
As reported	$(59,149)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits or effects	245

Pro forma	$(58,904)

Net loss per share – basic and diluted
As reported	$(0.01)
Pro forma	$(0.01)

The above pro forma stock-based employee compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Risk-free interests rate	4.19%
Dividend yield	0.00%
Volatility factor	0.69
Weighted-average expected life of options (in years)	9

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The table below summarizes stock option activity pursuant to our plan for the three months ended March 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of period	737,500	$0.9461
Granted	—	—
Exercised	—	—
Cancelled	(3,000)	$1.5000

Outstanding at end of period	734,500	$0.9439	6.75	$276,917

Exercisable at end of period	39,000	$2.8462	0.43	$4,499

As of March 31, 2006, there was $205,202 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.83 years.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.0001 - $ 0.9900	150,000	2.45	$0.0001	—
$ 1.0000 - $ 1.2000	461,500	7.90	$1.0000	15,000	$1.0000
$ 1.2100 - $ 1.6500	99,000	9.58	$1.3712
$ 1.6600 - $ 4.0000	24,000	0.25	$4.0000	24,000	$4.0000

	734,500	6.75	$0.9439	39,000	$2.8462

(3) Other Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of March 31, 2006 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report.

(4) Net Loss Per Share

The computation of diluted net loss per share excludes the effects of the assumed exercise of all options since their inclusion would be anti-dilutive. During the three months ended March 31, 2006 and 2005, 734,500 and 556,500 options, respectively, were excluded because the Company had losses in those periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had cash and cash equivalents of $2.18 million compared to $2.03 million at December 31, 2005. The Company’s working capital deficit at March 31, 2006 was approximately $204,000 compared to a working capital deficit of approximately $144,000 at December 31, 2005, due primarily to a decrease of $120,000 in accounts receivable, an increase of $51,000 in deferred revenue, an increase of $49,000 in accrued expenses and a decrease of $39,000 in other current assets offset somewhat by an increase of $142,000 in cash and a decrease of $61,000 in accounts payable. Additionally, the working capital deficit at March 31, 2006 is mainly derived from $2.66 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended March 31,

	2006		2005

		% of Total Operating		% of Total Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$1,027,845	100.00%	$895,254	100.00%

Operating expenses:
Data and product costs	320,392	31.17%	239,376	26.74%
Selling, general & administrative	715,937	69.65%	682,219	76.20%
Depreciation and amortization	16,251	1.58%	16,542	1.85%

Total operating expenses	1,052,580	102.40%	938,137	104.79%

Loss from operations	(24,735)	-2.40%	(42,883)	-4.79%
Other income	13,880	1.35%	2,743	0.30%
Interest expense	(14,502)	-1.41%	(17,834)	-1.99%

Loss before income taxes	(25,357)	-2.46%	(57,974)	-6.48%
Provision for income taxes	(3,656)	-0.36%	(1,175)	-0.13%

Net loss	$(29,013)	-2.82%	$(59,149)	-6.61%

Operating revenues increased 15% for the three months ended March 31, 2006. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

Data and product costs increased 34% for the first quarter of 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, as well as the cost of new third-party content added to the Company’s website.

Selling, general and administrative expenses increased 5% for the first quarter of fiscal 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher salary and related employee benefit costs as the result of an increase in the Company’s sales force during the past 12 months and an increase in marketing expenses, partially offset by a decrease in professional fees as a result of the settlement of the Litigation that was reached during last year’s second quarter, as previously reported.

Depreciation and amortization decreased 2% for the first quarter of fiscal 2006 compared to the same period of fiscal 2005. This decrease was due to a lower depreciable asset base during the quarter, as certain items have been fully depreciated but are still in use, partially offset by depreciation expense recorded for assets purchased during the past 12 months.

Other income increased 406% for first quarter of fiscal 2006 compared to the same period last year. This increase was primarily due to the settlement proceeds received at the end of April 2005 that were invested in interest bearing accounts as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

Interest expense decreased 19% for the first quarter of fiscal 2006 compared to the same period of fiscal 2005. This decrease was primarily due to a lower outstanding promissory note balance.

The Company reported a net loss of $29,000 versus a net loss of $59,000 for the three months ended March 31, 2006 and 2005, respectively.

FUTURE OPERATIONS

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

As a result of the Company’s limited operating history and the evolving nature of the markets in which it competes, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of their subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Achieving profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in marketing and promotion, product development and technology and operating infrastructure development. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the level of use of the Internet and online services and increasing acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, (vii) the Company’s ability to attract new personnel in a timely and effective manner, (viii) the level of traffic on the Company’s Web site, (ix) the Company’s ability to manage effectively its development of new business segments and markets, (x) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty, (xvi) litigation costs or other unanticipated expenses, (xvii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

Due to the foregoing factors and the Company’s limited forecasting abilities, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions and litigation issues. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “plans” or words of similar meaning are intended to identify forward-looking statements. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company’s beliefs or expectations are those listed under “Results of Operations” and other factors referenced herein or from time to time as “risk factors” or otherwise in the Company’s Registration Statements or Securities and Exchange Commission reports.

Item 3. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefit of adding employees to clearly segregate duties do not justify the expenses associated with such increase.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 15, 2006	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer