Form 10QSB
period 2006-06-30
CREDITRISKMONITOR COM INC
filed 2006-08-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

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

Common stock $.01 par value — 7,679,462 shares outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(Unaudited)

	June 30, 2006	Dec. 31, 2005

		(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$2,181,036	$2,034,786
Accounts receivable, net of allowance	491,127	658,603
Other current assets	131,371	191,137

Total current assets	2,803,534	2,884,526

Property and equipment, net	141,641	153,689
Goodwill	1,954,460	1,954,460
Prepaid and other assets	35,762	33,854

Total assets	$4,935,397	$5,026,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$2,753,861	$2,607,569
Accounts payable	79,043	125,590
Accrued expenses	149,366	157,676
Current portion of long-term debt	116,728	110,893
Current portion of capitalized lease obligations	27,934	26,467

Total current liabilities	3,126,932	3,028,195

Long-term debt, net of current portion:
Promissory note	349,949	409,810
Capitalized lease obligations	4,094	18,437

	354,043	428,247
Other liabilities	97,279	95,812

Total liabilities	3,578,254	3,552,254

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,679,462 shares	76,794	76,794
Additional paid-in capital	28,137,517	28,122,383
Accumulated deficit	(26,857,168)	(26,724,902)

Total stockholders’ equity	1,357,143	1,474,275

Total liabilities and stockholders’ equity	$4,935,397	$5,026,529

See accompanying condensed notes to consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues	$1,058,406	$949,746

Operating expenses:
Data and product costs	372,611	277,239
Selling, general and administrative expenses	775,842	730,396
Depreciation and amortization	16,952	16,191

Total operating expenses	1,165,405	1,023,826

Loss from operations	(106,999)	(74,080)
Other income	17,483	7,306
Gain on settlement of litigation	—	1,100,000
Interest expense	(13,648)	(16,999)

Income (loss) before income taxes	(103,164)	1,016,227
Provision for state and local income taxes	89	—

Net income (loss)	$(103,253)	$1,016,227

Net income (loss) per share of common stock:

Basic and diluted	$(0.01)	$0.13

Weighted average number of common shares outstanding:

Basic and diluted	7,679,462	7,679,462

See accompanying condensed notes to consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues	$2,086,251	$1,845,000

Operating expenses:
Data and product costs	693,003	516,615
Selling, general and administrative expenses	1,491,779	1,412,615
Depreciation and amortization	33,203	32,733

Total operating expenses	2,217,985	1,961,963

Loss from operations	(131,734)	(116,963)
Other income	31,363	10,050
Gain on settlement of litigation	—	1,100,000
Interest expense	(28,150)	(34,833)

Income (loss) before income taxes	(128,521)	958,254
Provision for state and local income taxes	3,745	1,175

Net income (loss)	$(132,266)	$957,079

Net income (loss) per share of common stock:

Basic and diluted	$(0.02)	$0.12

Weighted average number of common shares outstanding:

Basic and diluted	7,679,462	7,679,462

See accompanying condensed notes to consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(132,266)	$957,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,203	32,733
Deferred rent	1,467	2,849
Stock-based compensation	15,134	—
Changes in operating assets and liabilities:
Accounts receivable	167,476	163,558
Other current assets	59,766	48,637
Prepaid and other assets	(1,908)	(8,942)
Deferred revenue	146,292	138,576
Accounts payable	(46,547)	29,390
Accrued expenses	(8,310)	(28,761)

Net cash provided by operating activities	234,307	1,335,119

Cash flows from investing activities:
Purchase of property and equipment	(21,155)	(25,836)

Net cash used in investing activities	(21,155)	(25,836)

Cash flows from financing activities:
Payments on promissory note	(54,026)	(48,759)
Payments on capital lease obligations	(12,876)	(14,317)

Net cash used in financing activities	(66,902)	(63,076)

Net increase in cash and cash equivalents	146,250	1,246,207
Cash and cash equivalents at beginning of period	2,034,786	877,025

Cash and cash equivalents at end of period	$2,181,036	$2,123,232

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

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of June 30, 2006 and its results of operations and cash flows for the periods ended June 30, 2006 and 2005.

Results of operations for the three and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2006 presentation.

(2) Stock-Based Compensation

The Company’s 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. At June 30, 2006, there were options outstanding for 710,500 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. The plan terminates ten years from the date of stockholder approval. All of the options granted may be exercised after three years in installments upon the Company attaining certain specified gross revenue and pre-tax margin objectives, unless such objectives are modified in the sole discretion of the Board of Directors. No modifications to these criteria have been made.

Notwithstanding that the objectives may not be met in whole or in part, these options will vest in full on a date that is two years prior to the expiration date of the option or, in the event of a change in control (as defined), will vest in full at the time of such change in control.

Prior to January 1, 2006 the Company accounted for stock-based compensation under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this standard, compensation cost for options granted to employees was recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company has adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized for the three and six-month periods ended June 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff and provides interpretive guidance regarding the application of SFAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

For the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense of $7,567 and $15,134, respectively, related to outstanding stock options according to the provisions of SFAS 123R, using the modified-prospective transition method.

Prior to the adoption of SFAS 123R and for the three and six months ended June 30, 2006, no tax benefits from the exercise of stock options have been recognized as no options have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with SFAS 123R.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for employee stock-based compensation in accordance with SFAS 123 for the three and six months ended June 30, 2005:

	3 Months	6 Months
	Ended	Ended
	6/30/05	6/30/05

Net income
As reported	$1,016,227	$957,079
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits or effects	2,399	2,154

Pro forma	$1,013,828	$954,925

Net income per share – basic and diluted
As reported	$0.13	$0.12
Pro forma	$0.13	$0.12

The above pro forma stock-based employee compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	3 Months	6 Months
	Ended	Ended
	6/30/05	6/30/05

Risk-free interests rate	4.19%	4.19%
Dividend yield	0.00%	0.00%
Volatility factor	0.69	1.93
Weighted-average expected life of options (in years)	9	9

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

The table below summarizes stock option activity pursuant to our plan for the six months ended June 30, 2006:

			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at beginning of period	737,500	$0.9461
Granted	—	—
Exercised	—	—
Cancelled	(27,000)	$3.8704

Outstanding at end of period	710,500	$0.8406	6.72	$276,917

Exercisable at end of period	15,000	$1.0000	0.47	$4,499

As of June 30, 2006, there was $197,635 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.75 years.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 0.0001 - $ 0.9900	150,000	2.15	$0.0001	—
$ 1.0000 - $ 1.2000	461,500	7.65	$1.0000	15,000	$1.0000
$ 1.2100 - $ 1.6500	99,000	9.33	$1.3712	—

	710,500	6.72	$0.8406	15,000	$1.0000

(3) Other Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of June 30, 2006 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report.

(4) Net Loss Per Share

The computation of diluted net income (loss) per share excludes the effects of the assumed exercise of all options since their inclusion would be anti-dilutive. During the three and six-months ended June 30, 2006, 734,500 and 710,500 options, respectively, were excluded because the Company had losses in those periods. During the three and six-months ended June 30, 2005, 556,500 and 546,500 options, respectively, were excluded as their exercise prices were above market value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had cash and cash equivalents of $2.18 million compared to $2.03 million at December 31, 2005. The Company’s working capital deficit at June 30, 2006 was approximately $323,000 compared to a working capital deficit of approximately $144,000 at December 31, 2005, due primarily to a decrease of $167,000 in accounts receivable, an increase of $146,000 in deferred revenue and a decrease of $60,000 in other current assets offset somewhat by an increase of $146,000 in cash, a decrease of $47,000 in accounts payable and a net decrease of $1,000 in accrued expenses and current portion of debt.Additionally, the working capital deficit at June 30, 2006 is mainly derived from $2.75 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	Three Months Ended June 30,

	2006		2005

		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$1,058,406	100.00%	$949,746	100.00%

Operating expenses:
Data and product costs	372,611	35.20%	277,239	29.19%
Selling, general & administrative	775,842	73.30%	730,396	76.91%
Depreciation and amortization	16,952	1.60%	16,191	1.70%

Total operating expenses	1,165,405	110.10%	1,023,826	107.80%

Loss from operations	(106,999)	-10.10%	(74,080)	-7.80%
Other income	17,483	1.65%	7,306	0.77%
Gain on settlement of litigation	—	0.00%	1,100,000	115.82%
Interest expense	(13,648)	-1.29%	(16,999)	-1.79%

Income (loss) before income taxes	(103,164)	-9.74%	1,016,227	107.00%
Provision for income taxes	89	0.01%	—	0.00%

Net income (loss)	$(103,253)	-9.75%	$1,016,227	107.00%

Operating revenues increased 11% for the three months ended June 30, 2006. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

Data and product costs increased 34% for the second quarter of 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher consulting fees, higher salary and related employee benefits including the hiring of additional quality control personnel, as well as the cost of new third-party content added to the Company’s website.

Selling, general and administrative expenses increased 6% for the second quarter of fiscal 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher salary and related employee benefit costs as the result of an increase in the Company’s sales force during the past 12 months and an increase in marketing expenses, partially offset by a decrease in professional fees as a result of the settlement of the litigation that was reached during last year’s second quarter, as previously reported.

Depreciation and amortization increased 5% for the second quarter of fiscal 2006 compared to the same period of fiscal 2005. This increase was due to a higher depreciable asset base during the quarter resulting from the purchase of new trade booths and computer equipment during the last 12 months, partially offset by lower depreciation expense during the fiscal 2006 period on certain items that have been fully depreciated but are still in use.

Other income increased 139% for second quarter of fiscal 2006 compared to the same period last year. This increase was primarily due to the settlement proceeds received at the end of April 2005 that were invested in interest bearing accounts as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

Interest expense decreased 20% for the second quarter of fiscal 2006 compared to the same period of fiscal 2005. This decrease was primarily due to a lower outstanding promissory note balance.

The Company reported a net loss of $103,000 versus net income of $1,016,000 for the three months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to the litigation settlement of $1.1 million received in the second quarter of fiscal 2005.

	Six Months Ended June 30,

	2006		2005

		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,086,251	100.00%	$1,845,000	100.00%

Operating expenses:
Data and product costs	693,003	33.22%	516,615	28.00%
Selling, general & administrative	1,491,779	71.50%	1,412,615	76.56%
Depreciation and amortization	33,203	1.59%	32,733	1.78%

Total operating expenses	2,217,985	106.31%	1,961,963	106.34%

Loss from operations	(131,734)	-6.31%	(116,963)	-6.34%
Other income	31,363	1.50%	10,050	0.54%
Gain on settlement of litigation	—	0.00%	1,100,000	59.62%
Interest expense	(28,150)	-1.35%	(34,833)	-1.89%

Income (loss) before income taxes	(128,521)	-6.16%	958,254	51.93%
Provision for income taxes	3,745	0.18%	1,175	0.06%

Net income (loss)	$(132,266)	-6.34%	$957,079	51.87%

Operating revenues increased 13% for the six months ended June 30, 2006 versus the first half of 2005. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

Data and product costs increased 34% for the first six months of fiscal 2006 compared to the same period of fiscal 2004. This increase was primarily due to higher salary and related employee benefits including the hiring of additional quality control personnel, higher consulting fees, as well as the cost of new third-party content added to the Company’s website.

Selling, general and administrative expenses increased 6% for the first six months of fiscal 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company’s sales force during the past 12 months and an increase in marketing expenses, partially offset by a decrease in professional fees as a result of the settlement of the litigation that was reached during last year’s second quarter, as previously reported.

Depreciation and amortization increased 1% for the first six months of fiscal 2006 compared to the same period of fiscal 2005. This increase was due to a higher depreciable asset base during the current period resulting from the purchase of new trade booths and computer equipment during the last 12 months, partially offset by lower depreciation expense during the fiscal 2006 period on certain items that have been fully depreciated but are still in use.

Other income increased 212% for the first six months of fiscal 2006 compared to the same period last year. This increase was primarily due to the settlement proceeds received at the end of April 2005 that were invested in interest bearing accounts as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

Interest expense decreased 19% for the first six months of fiscal 2006 compared to the same period of fiscal 2005. This decrease was due to a lower outstanding promissory note balance.

The Company reported a net loss of $132,000 versus net income of $957,000 for the six months ended June 30, 2006 and 2005, respectively. This decrease was primarily due to the litigation settlement of $1.1 million received in the second quarter of fiscal 2005.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 14, 2006	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer