Form 10QSB
period 2006-09-30
CREDITRISKMONITOR COM INC
filed 2006-11-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to _______

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

Common stock $.01 par value — 7,679,462 shares outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
INDEX

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	15

Item 6. Exhibits	15

SIGNATURES		16

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22
1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited)

	Sept. 30, 2006	Dec. 31, 2005

		(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$2,290,216	$2,034,786
Accounts receivable, net of allowance	467,432	658,603
Other current assets	159,831	191,137

Total current assets	2,917,479	2,884,526

Property and equipment, net	126,668	153,689
Goodwill	1,954,460	1,954,460
Prepaid and other assets	26,057	33,854

Total assets	$5,024,664	$5,026,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$2,751,509	$2,607,569
Accounts payable	62,921	125,590
Accrued expenses	205,262	157,676
Current portion of long-term debt	119,760	110,893
Current portion of capitalized lease obligations	25,324	26,467

Total current liabilities	3,164,776	3,028,195

Long-term debt, net of current portion:
Promissory note	318,848	409,810
Capitalized lease obligations	—	18,437

	318,848	428,247
Other liabilities	97,537	95,812

Total liabilities	3,581,161	3,552,254

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,679,462 shares	76,794	76,794
Additional paid-in capital	28,145,084	28,122,383
Accumulated deficit	(26,778,375)	(26,724,902)

Total stockholders’ equity	1,443,503	1,474,275

Total liabilities and stockholders’ equity	$5,024,664	$5,026,529

See accompanying notes to consolidated financial statements.
2

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues	$1,084,838	$985,106

Operating expenses:
Data and product costs	316,397	300,542
Selling, general and administrative expenses	678,013	669,354
Depreciation and amortization	16,794	16,725

Total operating expenses	1,011,204	986,621

Income (loss) from operations	73,634	(1,515)
Other income	18,349	9,930
Interest expense	(12,674)	(16,069)

Income (loss) before income taxes	79,309	(7,654)
Provision for state and local income taxes	517	563

Net income (loss)	$78,792	$(8,217)

Net income (loss) per share of common stock:

Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Weighted average number of common shares outstanding:

Basic	7,679,462	7,679,462
Diluted	7,933,052	7,679,462

See accompanying notes to consolidated financial statements.
3

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues	$3,171,089	$2,830,106

Operating expenses:
Data and product costs	1,009,400	817,158
Selling, general and administrative expenses	2,169,792	2,081,969
Depreciation and amortization	49,997	49,458

Total operating expenses	3,229,189	2,948,585

Loss from operations	(58,100)	(118,479)
Other income	49,713	19,980
Gain on settlement of litigation	—	1,100,000
Interest expense	(40,824)	(50,902)

Income (loss) before income taxes	(49,211)	950,599
Provision for state and local income taxes	4,262	1,738

Net income (loss)	$(53,473)	$948,861

Net income (loss) per share of common stock:

Basic and diluted	$(0.01)	$0.12

Weighted average number of common shares outstanding:

Basic and diluted	7,679,462	7,679,462

See accompanying notes to consolidated financial statements.
4

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(53,473)	$948,861
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	49,997	49,458
Deferred rent	1,725	3,813
Stock-based compensation	22,701	—
Changes in operating assets and liabilities:
Accounts receivable	191,171	199,978
Other current assets	31,306	66,553
Prepaid and other assets	7,797	(3,636)
Deferred revenue	143,940	42,433
Accounts payable	(62,669)	38,311
Accrued expenses	47,586	(78,334)

Net cash provided by operating activities	380,081	1,267,437

Cash flows from investing activities:
Purchase of property and equipment	(22,976)	(50,014)

Net cash used in investing activities	(22,976)	(50,014)

Cash flows from financing activities:
Payments on promissory note	(82,095)	(74,093)
Payments on capital lease obligations	(19,580)	(20,335)

Net cash used in financing activities	(101,675)	(94,428)

Net increase in cash and cash equivalents	255,430	1,122,995
Cash and cash equivalents at beginning of period	2,034,786	877,025

Cash and cash equivalents at end of period	$2,290,216	$2,000,020

See accompanying notes to consolidated financial statements.
5

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The consolidated financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the “Company” or “CRM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of September 30, 2006 and its results of operations and cash flows for the periods ended September 30, 2006 and 2005.

Results of operations for the three and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results of a full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2006 presentation.

(2)    Stock-Based Compensation

The Company’s 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. At September 30, 2006, there were options outstanding for 710,500 shares of common stock under this plan.

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

Prior to January 1, 2006 the Company accounted for stock-based compensation under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this standard, compensation cost for options granted to employees was recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company has adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized for the three and nine-month periods ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff and provides interpretive guidance regarding the application of SFAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal to or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

For the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $7,567 and $22,701, respectively, related to outstanding stock options according to the provisions of SFAS 123R, using the modified-prospective transition method.

Prior to the adoption of SFAS 123R and for the three and nine months ended September 30, 2006, no tax benefits from the exercise of stock options have been recognized as no options have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with SFAS 123R.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for employee stock-based compensation in accordance with SFAS 123 for the three and nine months ended September 30, 2005:

	3 Months Ended 9/30/05	9 Months Ended 9/30/05

Net income (loss)
As reported	$(8,217)	$948,861
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits or effects	11,188	13,342

Pro forma	$(19,405)	$935,519

Net income (loss) per share – basic and diluted
As reported	$(0.00)	$0.12
Pro forma	$(0.00)	$0.12

The above pro forma stock-based employee compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	3 Months Ended 9/30/05	9 Months Ended 9/30/05

Risk-free interests rate	4.22%	4.26%
Dividend yield	0.00%	0.00%
Volatility factor	2.53	2.93
Weighted-average expected life of options (in years)	9	9

The table below summarizes stock option activity pursuant to our plan for the nine months ended September 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at beginning of period	737,500	$0.9461
Granted	—	—
Exercised	—	—
Cancelled	(27,000)	$3.8704

Outstanding at end of period	710,500	$0.8406	6.47	$180,560

Exercisable at end of period	165,000	$0.0910	1.75	$158,235

As of September 30, 2006, there was $190,067 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.53 years.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.0001 - $ 0.9900	150,000	1.90	$ 0.0001	150,000	$ 0.0001
$ 1.0000 - $ 1.2000	461,500	7.40	$ 1.0000	15,000	$ 1.0000
$ 1.2100 - $ 1.6500	99,000	9.08	$ 1.3712	—

	710,500	6.47	$ 0.8406	165,000	$ 0.0910

(3)   Other Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of September 30, 2006 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report.

(4)   Net Income (Loss) Per Share

The computation of diluted net income (loss) per share excludes the effects of the assumed exercise of options for the following periods, since their inclusion would be anti-dilutive: during the three months ended September 30, 2005 and nine months ended September 30, 2006, 678,000 and 710,500 options, respectively, were excluded because the Company had losses in those periods, and during the nine months ended September 30, 2005, all of the 546,500 options outstanding were excluded as their average exercise price was above market value.

Item    2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had cash and cash equivalents of $2.29 million compared to $2.03 million at December 31, 2005. The Company’s working capital deficit at September 30, 2006 was approximately $247,000 compared to a working capital deficit of approximately $144,000 at December 31, 2005, due primarily to a decrease of $191,000 in accounts receivable, an increase of $144,000 in deferred revenue, a net increase of $55,000 in accrued expenses and current portion of debt and a decrease of $31,000 in other current assets offset somewhat by an increase of $255,000 in cash and a decrease of $63,000 in accounts payable. Additionally, the working capital deficit at September 30, 2006 is mainly derived from $2.75 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	Three Months Ended September 30,

	2006		2005

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$1,084,838	100.00%	$985,106	100.00%

Operating expenses:
Data and product costs	316,397	29.16%	300,542	30.51%
Selling, general & administrative	678,013	62.50%	669,354	67.95%
Depreciation and amortization	16,794	1.55%	16,725	1.70%

Total operating expenses	1,011,204	93.21%	986,621	100.16%

Income (loss) from operations	73,634	6.79%	(1,515)	-0.16%
Other income	18,349	1.69%	9,930	1.01%
Interest expense	(12,674)	-1.17%	(16,069)	-1.63%

Income (loss) before income taxes	79,309	7.31%	(7,654)	-0.78%
Provision for income taxes	517	0.05%	563	0.06%

Net income (loss)	$78,792	7.26%	$(8,217)	-0.84%

Operating revenues increased 10% for the three months ended September 30, 2006. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

Data and product costs increased 5% for the third quarter of 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, offset in part by the lower cost of acquiring additional third-party international credit reports.

Selling, general and administrative expenses increased 1% for the third quarter of fiscal 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher salary and related employee benefit costs as the result of an increase in the Company’s sales force during the past 12 months and an increase in professional fees due to higher audit fees, partially offset by a decrease in marketing expenses.

Depreciation and amortization increased less than 1% for the third quarter of fiscal 2006 compared to the same period of fiscal 2005. This increase was due to a higher depreciable asset base during the quarter resulting from the purchase of new trade booths and computer equipment during the last 12 months, partially offset by lower depreciation expense during the fiscal 2006 period on certain items that have been fully depreciated but are still in use.

Other income increased 85% for third quarter of fiscal 2006 compared to the same period last year. This increase was primarily due to a higher investment balance as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

Interest expense decreased 21% for the third quarter of fiscal 2006 compared to the same period of fiscal 2005. This decrease was primarily due to a lower outstanding promissory note balance.

The Company reported net income of $79,000 versus a net loss of $8,000 for the three months ended September 30, 2006 and 2005, respectively.

	Nine Months Ended September 30,

	2006		2005

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,171,089	100.00%	$2,830,106	100.00%

Operating expenses:
Data and product costs	1,009,400	31.83%	817,158	28.87%
Selling, general & administrative	2,169,792	68.42%	2,081,969	73.57%
Depreciation and amortization	49,997	1.58%	49,458	1.75%

Total operating expenses	3,229,189	101.83%	2,948,585	104.19%

Loss from operations	(58,100)	-1.83%	(118,479)	-4.19%
Other income	49,713	1.57%	19,980	0.71%
Gain on settlement of litigation	—	0.00%	1,100,000	38.87%
Interest expense	(40,824)	-1.29%	(50,902)	-1.80%

Income (loss) before income taxes	(49,211)	-1.55%	950,599	33.59%
Provision for income taxes	4,262	0.14%	1,738	0.06%

Net income (loss)	$(53,473)	-1.69%	$948,861	33.53%

Operating revenues increased 12% for the nine months ended September 30, 2006 versus the same period of fiscal 2005. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

Data and product costs increased 24% for the first nine months of fiscal 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher salary and related employee benefits including the hiring of additional quality control personnel, higher consulting fees, as well as the cost of new third-party content added to the Company’s website.

Selling, general and administrative expenses increased 4% for the first nine months of fiscal 2006 compared to the same period of fiscal 2005. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company’s sales force during the past 12 months and an increase in marketing expenses, partially offset by a decrease in professional fees as a result of the settlement of the litigation that was reached during last year’s second quarter, as previously reported.

Depreciation and amortization increased 1% for the first nine months of fiscal 2006 compared to the same period of fiscal 2005. This increase was due to a higher depreciable asset base during the current period resulting from the purchase of new trade booths and computer equipment during the last 12 months, partially offset by lower depreciation expense during the fiscal 2006 period on certain items that have been fully depreciated but are still in use.

Other income increased 149% for the first nine months of fiscal 2006 compared to the same period last year. This increase was primarily due to the settlement proceeds received at the end of April 2005 that were invested in interest bearing accounts as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

Interest expense decreased 20% for the first nine months of fiscal 2006 compared to the same period of fiscal 2005. This decrease was due to a lower outstanding promissory note balance.

The Company reported a net loss of $53,000 versus net income of $949,000 for the nine months ended September 30, 2006 and 2005, respectively. This decrease was primarily due to the litigation settlement of $1.1 million received in the second quarter of fiscal 2005.

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
15

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2006	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
16