Form 10KSB
period 2006-12-31
CREDITRISKMONITOR COM INC
filed 2007-03-30
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-8601

CREDITRISKMONITOR.COM, INC.

(Name of small business issuer in its charter)

Nevada	36-2972588

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

704 Executive Boulevard, Suite A
Valley Cottage, New York	10989

(Address of Principal Executive offices)	(Zip Code)

Issuer’s telephone number: (845) 230-3000

Securities registered under Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock $.01 Par Value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for the most recent fiscal year. $4,322,785

The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 9, 2007 was $2,642,473. The Company’s common stock is traded on the OTC Electronic Bulletin Board.

There were 7,694,462 shares of common stock $.01 par value outstanding as of March 9, 2007.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I

ITEM 1.	BUSINESS

          In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2007.

Overview

          CRMZ was organized in Nevada in February 1977 and was engaged in the development and sale of nutritional food products from 1982 until October 22, 1993, when it sold substantially all of its assets (the “Asset Sale”), as previously reported. In September 1998, the Company acquired an option (the “Option”) to purchase the assets of the CreditRisk Monitor credit information service (“CM Service”) from Market Guide Inc. (“MGI”). The Company exercised the Option on December 29, 1998 and completed the purchase of the CM Service assets effective January 19, 1999. The assets included customer contracts, receivables, equipment, software and intangibles. Following the closing of the CM Service purchase, the Company commenced doing business under the name “CreditRiskMonitor.com”.

The CreditRiskMonitor Business

          CRMZ (see our website at www.crmz.com) is an Internet-based publisher of financial information, designed to save time for busy corporate credit professionals, which competes with Dun & Bradstreet, Inc. (“D&BTM”). The service publishes comprehensive commercial credit reports covering public companies worldwide and includes detailed financial statements, ratio analysis and trend reports, peer analyses, credit scores, company background information, and Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) ratings. It also includes trade payment data and public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. The service also provides continuous news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies, including financial statement updates, SEC filings, Moody’s and S&P rating changes, credit-relevant news stories and press releases. Finally, beginning in 2007, the Company now provides an interactive service for credit managers to use in calculating recommended credit line limits for their customers, as well as a facility for monitoring daily changes in these credit limit recommendations and generating alert messages to subscribers as requested. The focus of the Company’s service is on facilitating the extension of trade credit from one business to another.

          The Company is not a “consumer reporting agency” as defined by the Fair Credit Reporting Act, as it is not involved in the communication of information bearing on consumer credit.

          In a business-to-business transaction, for example the purchase and sale of $20,000 of merchandise, the seller usually will ship before the buyer pays – this is an extension of trade credit by the seller. The terms of trade credit could be “2%-10 days, net 30” which means the customer is entitled to a 2% deduction from the price if the customer makes payment within 10 days; but if not, the customer must make payment in full within 30 days. The seller takes a financial risk extending this credit, referred to as “trade credit risk”. The buyer may pay late, causing the seller to incur increased borrowing costs; the seller may incur extra costs in attempting to collect the $20,000; or the buyer may never pay the full $20,000. Amounts unlikely to be repaid are called “bad debt”. If buyers fail to pay, the seller can suffer substantial losses (e.g., assuming the seller averages a 10% pre-tax margin it will take about $10 of sales to offset each $1 of bad debt).

          CRMZ’s service is usually purchased by a seller to review the risks of extending trade credit to its customers. CRMZ believes that, with the downsizing of corporations and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. It is notable that trade credit decisions are often made under intense time pressure. Simultaneously, the Company believes, there has been an explosive growth in the volume of data about businesses. Credit professionals are often faced with an overwhelming amount of available data concerning important customers, while the time for research and analysis is severely limited.

          CRMZ’s service is the result of management’s experience in the commercial credit industry and on-going research with respect to corporate credit department information needs. This has enabled CRMZ to satisfy the credit profession’s need for a timely, efficient, low cost credit information service. CRMZ publishes and sells the following commercial credit analysis services to corporate credit managers:

(1)

An annual fixed-price service (the “Fundamental Service”) with unlimited usage and coverage of public companies, featuring multi-period spreads of financial reports and ratio analysis, as well as up-to-date financial news screened specifically for usefulness in credit evaluation. Another feature of the service is notification and delivery of this news via email, concerning only companies of interest to the subscriber. This service is supplemented with trade receivable data contributed mainly by

CRMZ’s subscribers, as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. The annual Fundamental Service is available covering over 40,000 public companies worldwide. Subscribers may opt, for lower prices, for limited regional coverage: “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

(2)

In February 2007, the Company announced an innovative new Credit Limit Service, sold as an annual subscription. The Credit Limit Service offers subscribers the ability to calculate and monitor credit line limit recommendations. These calculations are based on a sophisticated proprietary statistical model of default risk. The calculations are based, in part, on the subscriber’s own financial situation and relationship with each subject company. The resulting credit limit recommendations are fast, consistent and objective, based on proven risk analysis techniques, and customized to the subscriber’s unique situation. This Credit Limit Service is fully integrated with the Fundamental Service, which provides analytical depth to subscribers when questions arise or more analysis is needed. It is only sold in conjunction with the Fundamental Service, for an additional fee. The fee is based, in part, on the number of subject companies evaluated during the annual subscription period, and includes monitoring.

(3)

Single credit reports on the over 40,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

(4)

Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CRMZ through affiliations with third-party suppliers and sold to CRMZ subscribers.

          There is little hard data on the size of CRMZ’s market. The U.S. National Association of Credit Management has about 30,000 members, but some industry observers believe the number of U.S. credit managers and other personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a full-time credit function but still require credit information. Furthermore, a market exists outside of the U.S. for information on U.S. and foreign companies. Finally, a small fraction of the Company’s customers use the information for purposes outside of the credit function, including procurement and strategic planning/competitive analysis.

          The viability and potential of CRMZ’s business is made possible by the following characteristics:

•

Low price. The prices of CRMZ’s services are low compared to the subscriber’s possible loss of not getting paid and low compared to the cost of most competitive products (for example, see the Price Comparison chart on our website).

•

Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, most companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues therefore may continue to grow as world economic growth slows or declines. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but it appears the market values of these various instruments may be in the range of $15 trillion. To put this in perspective, in 2006 the U.S. Gross National Product (“GNP”) was approximately $13 trillion. Thus, the U.S. public companies and private companies with public debt have a looming vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. This dramatically increases the exposure and complexity of extending commercial trade credit and puts a premium on the speed and analysis of CRMZ’s service.

•	Recurring revenue stream. The recurring annual revenue stream of its subscription fee model gives the Company stability not found in a one-time sale product-based company.

•

Profit multiplier. Some of the Company’s basic costs are being reduced. On a broad generic basis, the prices of computer hardware, software and telecommunications have been coming down for all buyers, including CRMZ. In addition, CRMZ has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs, apart from the development cost of enhancing and upgrading the Company’s website, are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content of CRMZ’s services if the Company chooses to increase content and not raise its prices to cover these additional costs.

•

Self financing. CRMZ’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital. (See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources.)

•	Management. CRMZ has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company’s Goals

•

Growth in U.S. market share. Faced with a dominant U.S. competitor, D&B, as well as other several larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while others are aware but have not evaluated its services.

•

International penetration. Foreign companies doing business in the U.S. may have the same need as domestic companies for CRMZ’s credit analysis of U.S. companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CRMZ’s service.

•	Broaden the services supplied. Revenue per subscriber should increase over time as the Company adds functionality and content.

•

Lowest cost provider. CRMZ’s sourcing, analysis and preparation of data into a usable form is highly automated. CRMZ delivers all of its information to customers via the Internet and there is continuous automation between the sourcing of data and delivery of a company credit report to a subscriber. Because of this automation, CRMZ’s production costs are relatively stable over a wide range of increasing revenue. Management believes CRMZ’s cost structure is one of the lowest in its industry.

•

High margins and return on investment. The Company foresees declining unit costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company has lower sales expenses for customer renewals than for new sales, and the Company expects that its renewal revenue will grow larger each year. All these naturally occurring unit cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company’s in-place fixed costs.

Marketing and Sales

          To gain market share for the Company’s service, it will continue to use the Internet (at our website www.crmz.com) as the primary mechanism for demonstrating and distributing its service. To inform potential subscribers about its service, CRMZ uses a combination of telephone sales, Internet demonstration, direct mail, trade show representation and speaking engagements before credit groups and associations.

Value Proposition

          The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy credit managers time, at a cost significantly below that of reports from the leading provider (price comparison as of January 24, 2007). Because D&B has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

          The operational strategy CRMZ follows to deliver on its value proposition is straightforward. CRMZ became (and remains) one of the industry’s lowest cost producers of high quality commercial credit information by continuously collecting data from a wide variety of sources and employing sophisticated proprietary computer algorithms to process that data into an extensive data base of valuable reports on companies. Highly automated operations add to reliability and consistency, while limiting costs. The Company employs a small number of analysts who selectively review data at critical points in its process to further enhance the quality of its products and their relevance to credit professionals.

          CRMZ employs several different selling strategies to deliver this value to different customer segments:

•

Credit professionals need to save time, when analyzing their most important customers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies are superior in this way to what is offered by D&B. The CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the Moody’s and S&P ratings, and the Altman Z” and proprietary FRISK scores offered by the service enable further efficiency by focusing attention on only those companies showing financial weakness.

•

The Company’s customers typically have contracts with D&B. Traditionally, D&B sells them prepaid units and/or reports (“units”) on an annual basis, which they can then use to buy D&B products throughout the year. The price of each unit depends on the number of units being purchased upfront, with the resulting price of a domestic U.S. BIR generally ranging between $40 and $60. If a customer has unused units at the end of the year, D&B may allow it to carry a percentage of them forward, if the customer renews for another year for at least the same number of units as the previous year. All other unused units may be forfeited. For these customers, CRMZ’s simple unlimited usage fixed price annual subscription represents an opportunity to save money by reducing the customer’s D&B usage. The best practice that CRMZ recommends to its subscription customers is to always search CRMZ’s data base first (which does not incur any incremental expense to them) and to save their expensive D&B units for decisions concerning those privately-held businesses where CRMZ may have little or no information. According to the Company’s research, the great majority of customers report saving money as a result of using the CRMZ service. In 2005, the Company became aware that D&B had also begun selling some part of its service on a “fixed-price” basis, and in 2006 D&B expanded this practice under the trade name “DNBi”. It appears that these contracts offer a fixed price for usage of D&B information within a wide range of amounts, the upper end of which is a multiple of the customer’s current usage. D&B attempts to maintain or increase its total annual charges to each DNBi customer, and these charges are generally many times more than comparable CRMZ fees. The Company cannot predict the effectiveness of D&B’s strategy much less whether D&B will find this DNBi pricing is even sustainable over multiple years, while attempting to continuously increase its revenues. To date, the tactic has not significantly diminished the Company’s ability to win new customers.

•

The Company estimates that only a small percentage of all credit-related business transactions are currently supported by objective third party credit information. This is not surprising, given the high cost of commercial credit reports from D&B and other vendors. CRMZ breaks that model by eliminating the incremental cost of a credit report. CRMZ’s fixed price, unlimited usage annual subscription enables customers to employ up to date, objective credit information in many more transactions than was economically feasible before. Customers can make better credit decisions with no increase in costs.

•

It is expected that compliance with the Sarbanes-Oxley Act of 2002 will require companies to adopt more systematic processes to review trade credit and accounts receivable risks. In-depth and frequent review of risks concentrated in the largest customer companies, many of which are public companies covered by CRMZ, is a common practice that the Company expects to become even more prevalent.

•

For low-volume customers, CRMZ sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet. Although D&B also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a specific company report depends on both the customer’s home country and the home country of the company about which they are inquiring. This pricing schedule includes more than 30 different price points for the D&B Business Information Report alone, ranging from $80 to $570 for this flagship report. This competitor’s approach is apparently designed to protect its legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering reports across boundaries. In contrast, CRMZ was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems. Consequently, CRMZ’s value advantage is even more apparent when customers compare the costs of cross-border report purchases.

Net Operating Loss Carryforwards

          At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards aggregating approximately $5.2 million, expiring in varying amounts over the next twenty (20) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the “Code”), may be used to minimize the Company’s liability for taxes on future taxable income of the Company, if any.

          Section 382 of the Code provides limits on the amount of a company’s NOL carryforwards which can be applied against its earnings after an “ownership change” occurs. Generally, such a limit is determined, with respect to the amount of NOL carryforward to which the limit applies, by multiplying the company’s value at the time of the ownership change by the published long-term tax exempt interest rate. The resulting amount is the maximum that can be offset by NOL carryforwards in any one year if an ownership change has occurred.

          An ownership change occurs if there has been an “owner shift” — a more than 50 percentage point increase in stock ownership involving “5-percent shareholders” over the lowest percentage of stock of the loss corporation owned by such shareholders at any time during the testing period (generally, the prior 3 years). For this purpose, in general, shareholders that are not 5-percent shareholders are aggregated and treated as a single 5-percent shareholder.

          See “Risks and Other Considerations – Disallowance of NOL Carryovers” for a discussion of the risk that an “ownership change” may have occurred or could occur which could cause the loss or limitation of the Company’s available NOL carryforwards, pursuant to Section 382.

Employees

          As of March 9, 2007, the Company had 37 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

          The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2.	PROPERTY.

          The Company does not own any real property. The Company’s principal office is located in approximately 7,690 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2009 and provides for a monthly cost of $8,150 during the current year and increases of 3% per annum in subsequent years, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

          Neither the Company nor its property is a party to or subject of a pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2006, either through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURHASES OF EQUITY SECURITIES.

          The Company’s Common Stock trades in the over-the-counter market “Bulletin Board Service” under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2005 and 2006. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

		High Bid	Low Bid

2005
	First Quarter	$1.01	$0.70
	Second Quarter	$1.01	$0.90
	Third Quarter	$2.00	$1.80
	Fourth Quarter	$1.75	$1.65

2006
	First Quarter	$1.70	$1.05
	Second Quarter	$1.75	$1.35
	Third Quarter	$1.35	$0.60
	Fourth Quarter	$2.95	$0.60

          On March 9, 2007, there were approximately 326 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

          The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

          The Company did not repurchase any of its common stock during the fourth quarter of 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

          At December 31, 2006, the Company had cash and cash equivalents of $2.47 million compared to $2.03 million at December 31, 2005. The Company’s working capital deficit at December 31, 2006 was approximately $209,000 compared to a working capital deficit of approximately $144,000 at December 31, 2005, due primarily to an increase of $378,000 in deferred revenue, a net increase of $262,000 in accrued expenses and current portion of debt and a decrease of $11,000 in accounts receivable offset somewhat by an increase of $433,000 in cash, an increase of $106,000 in other current assets and a decrease of $47,000 in accounts payable. Additionally, the working capital deficit at December 31, 2006 is mainly derived from $2.99 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports that is much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

          The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

          As described more fully in Notes 6 and 8 of the Notes to Consolidated Financial Statements, at December 31, 2006 the Company had certain cash obligations, which are due as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Promissory Note	$409,810	$122,870	$286,940	—	—
Capital lease obligations	18,437	18,437	—	—	—
Operating leases	283,073	115,710	167,363	—	—

Total	$711,320	$257,017	$454,303	—	—

Off-Balance Sheet Arrangements

          The Company is not a party to any off-balance sheet arrangements.

Results of Operations

          2006 vs. 2005

	Year Ended December 31,

	2006		2005

	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$4,322,785	100.00%	$3,841,833	100.00%

Operating expenses:
Data and product costs	1,404,182	32.48%	1,113,602	28.99%
Selling, general and administrative expenses	2,849,002	65.91%	2,679,203	69.73%
Depreciation and amortization	65,951	1.53%	66,302	1.73%

Total operating expenses	4,319,135	99.92%	3,859,107	100.45%

Income (loss) from operations	3,650	0.08%	(17,274)	-0.45%
Other income	68,285	1.58%	31,492	0.82%
Gain on settlement of litigation	—	0.00%	1,100,000	28.63%
Interest expense	(52,416)	-1.21%	(66,091)	-1.72%

Income before income taxes	19,519	0.45%	1,048,127	27.28%
Provision for state and local income taxes	4,922	0.11%	2,058	0.05%

Net income	$14,597	0.34%	$1,046,069	27.23%

          Operating revenues increased 13% for fiscal 2006. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service as well as a higher average contract price offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

          Data and product costs increased 26% for fiscal 2006. This increase was primarily due to higher salary and related employee benefits costs including the hiring of additional quality control personnel, higher consulting fees, as well as the cost of new third-party content added to the Company’s website.

          Selling, general and administrative expenses increased 6% for fiscal 2006. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company’s sales force during the past 12 months and an increase in marketing expenses, partially offset by a decrease in professional fees as a result of the settlement of the litigation that was reached during last year’s second quarter, as previously reported.

          Depreciation and amortization decreased less than 1% for fiscal 2006, due to a lower depreciable asset base as certain items have been fully depreciated but are still in use.

          Other income increased 117% for fiscal 2006, primarily due to the settlement proceeds received at the end of April 2005 that were invested in interest bearing accounts as well as a higher interest rate received on funds invested in interest bearing accounts during the current period compared to the same period last year.

          Interest expense decreased 21% for fiscal 2006, due to a lower outstanding promissory note balance.

          The Company reported net income of $15,000 for fiscal 2006 compared to net income of $1.05 million for the year ended December 31, 2005. This decrease was primarily due to the litigation settlement of $1.1 million received in the second quarter of fiscal 2005.

          2005 vs. 2004

	Year Ended December 31,

	2005		2004

	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$3,841,833	100.00%	$3,346,572	100.00%

Operating expenses:
Data and product costs	1,113,602	28.99%	1,042,912	31.16%
Selling, general and administrative expenses	2,679,203	69.73%	2,308,046	68.97%
Depreciation and amortization	66,302	1.73%	67,721	2.02%

Total operating expenses	3,859,107	100.45%	3,418,679	102.15%

Loss from operations	(17,274)	-0.45%	(72,107)	-2.15%
Other income	31,492	0.82%	7,729	0.23%
Gain on settlement of litigation	1,100,000	28.63%	—	0.00%
Interest expense	(66,091)	-1.72%	(74,271)	-2.22%

Income (loss) before income taxes	1,048,127	27.28%	(138,649)	-4.14%
Provision for state and local income taxes	2,058	0.05%	381	0.01%

Net income (loss)	$1,046,069	27.23%	$(139,030)	-4.15%

          Operating revenues increased 15% for fiscal 2005. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

          Data and product costs increased 7% for fiscal 2005. This increase was primarily due to higher salary and related employee benefits as well as the cost of leasing the co-location facility that commenced in the third quarter of 2004, offset in part by the lower cost of acquiring additional third-party international credit reports and by a reduction in consulting fees that were incurred last year in connection with setting up the Company’s data center due to its move to a new facility.

          Selling, general and administrative expenses increased 16% for fiscal 2005. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company’s sales force during the past 12 months and an increase in marketing expenses, offset in part by a decrease in legal fees and expenses as a result of the settlement of the litigation which was reached during the second quarter of 2005 and the absence of the non-recurring moving expenses incurred in 2004.

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

          The Company reported net income of $1.05 million for fiscal 2005 compared to a net loss of $139,000 for the year ended December 31, 2004.

          Future Operations

          The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

          As a result of the Company’s limited operating history and the evolving nature of the markets in which it competes, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of customer subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

          Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in marketing and promotion, product development and technology and operating infrastructure development. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

Critical Accounting Policies, Estimates and Judgments

          The Company’s consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management continually evaluates its estimates and judgments, the most critical of which are those related to:

Revenue recognition — CRMZ’s domestic and international service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

Valuation of goodwill — Goodwill is reviewed for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying value of this asset exceeds its estimated fair value, the Company will record an impairment loss to write the asset down to its estimated fair value.

Income taxes — The Company provides for deferred income taxes resulting from temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. The Company considers that the cumulative losses incurred in recent years creates a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets.

Federal Tax Considerations

          The Company has available net operating loss carryforwards (“NOLs”), which may be used to reduce its Federal income tax liability. However, provisions contained in the Internal Revenue Code of 1986, as amended (the “Code”), may impose substantial limitations upon the Company’s ability to utilize its NOLs. For example, the Company may be subject to the so-called “alternative minimum tax” which does not always permit full utilization of NOLs otherwise available.

          Limitations imposed by Section 382 of the Code upon the availability of NOLs would apply if certain changes were to occur in ownership of the Company. Thus, the Company’s utilization of its carryforwards in the future may be deferred and/or reduced if the Company undertakes further equity financings or if certain other changes occur in the ownership of the Common Stock. See “Business - Net Operating Loss Carryforwards”.

Recently Issued Accounting Standards

          The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31 2006 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report.

Risks and Other Considerations

          The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or currently deemed immaterial also may impair its business operations. If any of the risks described below actually occur, the Company’s business could be impaired.

          From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward-looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “plans” and similar expressions are intended to identify forward-looking statements. The Company’s actual future operating results or short-term or long-term liquidity may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including but not limited to the following in addition to those set forth elsewhere herein or in other filings made by the Company with the Commission.

          Limited Operating History of CRMZ; Anticipated Losses and Negative Cash Flow. The Company has been operating its business since January 1999, when it acquired the assets of the CreditRisk Monitor credit information service. Accordingly, CRMZ has a limited operating history on which to base an evaluation of its business and prospects. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company among other things, must maintain and increase its customer base, implement and successfully execute its business and marketing strategy and its expansion into new product markets, effectively integrate acquisitions and other business combinations, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Since inception, CRMZ has incurred significant operating losses, and the Company may continue to incur additional losses and negative cash flow. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

          Unpredictability of Future Revenues and Profits; Potential Fluctuations in Quarterly Operating Results. As a result of the Company’s limited operating history and the emerging nature of the markets in which it competes, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues and to a large extent are fixed. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of their subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

          Achieving and improving profitability depends on the Company’s ability to generate and sustain substantially increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in marketing and promotion, product development and technology and operating infrastructure development. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

          Competition. The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. The Company’s current or potential competitors include (i) companies now selling or who will be selling credit analysis data, such as D&BTM which currently has the dominant position in the industry and the financial resources to invest much more than the Company can while withstanding substantial price competition, and (ii) a number of indirect competitors that specialize in online commerce or information or who derive a substantial portion of the revenues from online commerce, advertising or information, and who may offer competing products, and many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of delivery. Many of the Company’s competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company’s competitors may be able to secure data from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

          The Company expects that the competition in the Internet and online commerce markets will intensify in the future. For example, as various Internet market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on the Company. Competitive pressures created by any one of the Company’s competitors, or by the Company’s competitors collectively, could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Need for Additional Financing; Risks of Default. The Company’s future liquidity and capital funding requirements will depend on numerous factors, including whether or when the Company will increase its customer base and revenues, and the costs and timing of expansion of sales, control of information costs and other expenses and competition. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and may cause a loss or material limitation of the

Company’s NOL carryovers, and debt financing may be unavailable in light of the first priority liens which have been granted to secure the Company’s note to the seller of the assets of its credit information service and, if available, will likely include restrictive covenants, including financial maintenance covenants restricting the Company’s ability to incur additional indebtedness and to pay dividends. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company.

          There can be no assurance that the Company will be able to meet its debt service obligations. In the event the Company’s cash flow is inadequate to meet its obligations, the Company could face substantial liquidity problems. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants in its indebtedness, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and to foreclose on its collateral, which could cause defaults under other indebtedness of the Company. Any such default could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          System Development and Operation Risks. Any system interruptions that result in the unavailability of the Company’s Web site would reduce the attractiveness of the Company’s service offerings. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. The Company will be required to add additional software and hardware and further develop and upgrade its existing technology and network infrastructure to accommodate increased traffic on its Web site resulting from increased sales volume. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality, or delays in reporting accurate financial information. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased modules with its existing systems. Any inability to do so could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          The Company’s web servers were located to a secure offsite location during 2004. Its back office computer and communications hardware is located at a single leased facility in Valley Cottage, New York. The Company’s systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not currently have redundant systems or a formal disaster recovery plan and does not have sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders.

The occurrence of any of the foregoing events could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Management of Potential Growth. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new operational and financial systems, procedures and controls, as well as to expand, train and manage its growing employee base. There can be no assurance that the Company’s current and planned personnel, systems, procedures and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, such inability could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Limited Personnel. The Company currently has limited personnel and other resources to undertake the extensive marketing activities necessary to maintain and grow is revenues. The Company’s ability to generate revenue will be dependent upon, among other things, its ability to manage an effective sales organization. The Company will need to continue to develop and expand a sales force and a marketing group with technical expertise to coordinate marketing efforts. In addition, there can be no assurance that the Company will be able to market its products effectively through an in-house sales force, independent sales representatives, through arrangements with an outside sales force, or through strategic partners.

          Risks of New Business Areas. The Company intends to expand its operations by continuing to promote new and complementary products and by expanding the breadth and depth of its product or service offerings. Expansion of the Company’s operations in this manner will require significant additional expense and development, operations and editorial resources and could strain the Company’s management, financial and operational resources. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by customers could damage the Company’s reputation or the CRMZ brand. The lack of market acceptance of such efforts or the Company’s inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

          Risks of Business Combinations and Strategic Alliances. The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint venture or other strategic alliances with third parties. Any such transaction will be accompanied by risks commonly encountered in such transactions, which include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company’s ongoing business, the possible inability to retain key technical and managerial personnel, the potential inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of purchased intangible assets, additional operating losses and expenses associated with the activities and expansion of acquired businesses, the maintenance of uniform standards, controls and policies and the possible impairment of relationships with existing employees and customers. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Rapid Technological Change. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its services. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new products and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company’s existing website and proprietary technology and systems obsolete. The Company’s success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a website and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its website, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Dependence on Key Personnel. The Company’s performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel. The Company does not have long-term employment agreements with any of its key personnel and maintains no “key person” life insurance policies. The loss of the services of its executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Reliance on Certain Suppliers. The Company purchases its data and/or credit reports from a limited number of vendors under agreements having terms of 24 months or less. The Company has no longer-term contracts or arrangements with any vendor of data that guarantee the availability of data, the continuation of particular payment terms or the extension of credit. Nevertheless, the Company believes that it would be able to obtain the necessary data from other sources, at competitive prices, should it become necessary or advisable to do so. There can be no assurance, however, that the Company’s vendors will continue to supply data to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of information in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to maintain or develop relationships with vendors that would allow it to obtain sufficient quantities of reliable information on acceptable commercial terms, such inability could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Risk of Expansion and Implementation of Growth Strategy. The Company’s growth and expansion have placed, and may continue to place, a strain on the Company’s management, administrative, operational, financial and technical resources and increased demands on its systems and controls. Demands on the Company’s network resources and technical staff and resources have grown rapidly with the Company’s expanding customer bases. A failure to effectively provide customer and technical support services will adversely affect the Company’s ability to attract and maintain its customer base. The Company expects to experience continued strain on its operational systems as it develops, operates and maintains its network. Expected increases in the Company’s Internet client base will produce increased demands on sales, marketing and administrative resources, its engineering and technical resources, and its customer and technical support resources. The Company believes that it will need, both in the short-term and the long-term, to hire additional sales and marketing and technical personnel as well as qualified administrative and management personnel in the accounting and finance areas to manage its financial control systems. In addition, the Company will need to hire or to train managerial and support personnel. Although the Company has hired additional personnel and upgraded certain of its systems, there can be no assurance that the Company’s administrative, operating and financial control systems, infrastructure, personnel and facilities will be adequate to support the Company’s future operations or maintain and effectively adapt to future growth.

          There can be no assurance that the Company will be able to build its infrastructure, add services, expand its customer bases or implement the other features of its business strategy at the rate or to the extent presently planned, or that its business strategy will be successful. The Company’s ability to continue to grow may be affected by various factors, many of which are not within the Company’s control, including U.S. and foreign regulation of the Internet industry, competition and technological developments. The inability to continue to upgrade the networking systems or the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Risks of Network Failure. The success of the Company is largely dependent on its ability to deliver high quality, uninterrupted access to its product over the Internet. Any system or network failure that causes interruptions in the Company’s Internet operations could have a material adverse effect on the business, financial condition or results of operations of the Company. The Company’s operations are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and cause unforeseen strain upon the network. The Company’s operations also are dependent on the Company’s protection of its hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes, and earthquakes, or other sources of power loss, telecommunications failures or similar occurrences.

          Significant or prolonged system failures could damage the reputation of the Company and result in the loss of customers. Such damage or losses could have a material adverse effect on the Company’s ability to obtain new subscribers and customers, and on the Company’s business, prospects, financial condition and results of operations.

          Security Risks. Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, its Internet access systems and information services are vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Such problems caused by third parties could lead to interruption, delays or cessation in service to the Company’s Internet customers. Furthermore, such inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company’s customers and other parties connected to the Internet, which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins, “worms” and “viruses” reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have involve the theft of information, including incidents in which hackers bypassed firewalls by posing as trusted computers. Alleviating problems caused by computer viruses, worms, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by the Company, which could have a material adverse effect on the Company. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and the Company’s customer base and revenues in particular. Moreover, if the Company experiences a breach of network security or privacy, there can be no assurance that the Company’s customers will not assert or threaten claims against the Company based on or arising out of such breach, or that any such claims will not be upheld, which could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Disallowance of NOL Carryovers. As of December 31, 2006, the Company had approximately $5.2 million of net operating loss (“NOL”)

carryovers, expiring in varying amounts over the next twenty (20) years, which it believes may be available to shelter future taxable income, if any. While the Company’s view is predicated upon the advice of counsel, the Company does not intend to seek a ruling from the Internal Revenue Service (“IRS”) as to the availability of its NOLs and neither the Company’s views nor counsel’s advice is binding on the IRS. Moreover, counsel’s advice is in turn predicated on the accuracy of certain factual assumptions, including assumptions as to the value of its respective preferred and common equity interests as of certain relevant dates, which are in turn based upon the opinion of the independent directors of the Company. Since these factual determinations are important to the tax conclusions, a ruling on this issue would not be available from the IRS, since it does not issue rulings on factual issues. There can be no assurance that such assumptions would be sustained if challenged by the IRS. If a successful challenge were maintained, then the sale of shares of common stock in its 1999 private placement, together with other “owner-shifts” within the prior three years, could have resulted in an “ownership change”, in which event the NOL carryovers would be lost in their entirety. In addition, the issuance of shares of common stock in the 2003 private placement, and future issuances by the Company of its equity securities, could result in an “ownership change” which, depending upon the timing thereof, would in turn cause a limitation on the amount of NOL carryovers which can be used in any one year. Any inability to utilize these NOLs or any material limitation on their availability would adversely effect the Company’s after-tax cash flow and, accordingly, its financial condition and results of operations.

          Risks Associated with Domain Names. The Company currently utilizes its domain names “CreditRiskMonitor.com” and “crmz.com” in its business. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the “.com”, “.net” and “.org” generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in the United States and all other countries in which it may conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Governmental Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company’s products and services and increase the Company’s cost of doing business, or otherwise have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do no currently apply to the Company’s business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

          Proprietary Rights. The Company relies and expects to continue to rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. The Company does not currently have any issued patents or registered copyrights.

          The Company has a policy to require employees and consultants to execute confidentiality and technology ownership agreements upon the commencement of their relationships with the Company. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other proprietary rights, or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. There can be no assurance that the Company’s trademark applications will result in any trademark registrations, or that, if registered, any registered trademark will be held valid and enforceable if challenged.

          In addition, to the extent the Company becomes involved in litigation to enforce or defend its intellectual property rights, such litigation can be a lengthy and costly process causing diversion of effort and resources by the Company and its management with no guarantee of success.

          Sarbanes-Oxley Act of 2002. Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed by the SEC. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements in the future. In addition, certain of these requirements may require us to make changes to our corporate governance.

ITEM 7.	FINANCIAL STATEMENTS.

          The information required by Item 7, and an index thereto, appears at pages F-1 to F-19 (inclusive) of this Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since

Jerome S. Flum	66	Chairman of the Board/President/Chief Executive Officer	1983

William B. Danner	50	Senior Vice President/Chief Operating Officer	2005

Lawrence Fensterstock	56	Senior Vice President/Chief Financial Officer/ Secretary	1999

Jeffrey S. Geisenheimer	41	Director	2005

Richard J. James	67	Director	1992

Andrew J. Melnick	65	Director	2005

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

          William B. Danner joined the Company in May 2005 as Chief Marketing Officer and was appointed Chief Operating Officer in October 2005. Mr. Danner brings to the Company over 20 years of financial services and information services experience. His most recent experience includes brand strategy and business development consulting for financial services clients at his own firm, Danner Marketing.

Clients included WellPoint and the Bowne & Co. Previously, he was at Citigate Albert Frank, a marketing communications company in New York City, where he provided strategic planning and brand consulting for a variety of leading financial services organizations including Reuters Instinet and the CFA Institute. From 1997 to 2001, Mr. Danner was Vice President of Market Development at MetLife’s employee-benefits business. Before joining MetLife, he was Vice President, Strategic Planning at Dun & Bradstreet for over 5-1/2 years. He spent nearly the first 10 years of his career at General Electric Company, working in increasingly responsible positions at GE Information Services and GE Capital. Mr. Danner earned a BA in economics at Harvard College and an MBA at Harvard Business School.

          Lawrence Fensterstock joined the Company and was elected to his current offices in January 1999. Previously, he joined Market Guide Inc. in September 1996 to assist in the formation of its credit information services division. From 1993 to 1996 he was with Information Clearinghouse Incorporated (“ICI”) and was closely involved in the formation of its credit reporting service. In addition to being responsible for the publication of the various facets of this credit reporting service, he was chief operating and financial officer of ICI. From August 1989 through October 1992, he was vice president-controller, treasurer and corporate secretary for a private entity formed to acquire Litton Industries’ office products operations in a leveraged buyout. There, he spent 2-1/2 years acting as de facto chief financial officer. Mr. Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen LLP. He has an MBA degree from The University of Chicago Business School and a BA degree from Queens College.

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

          Richard J. James is a Consultant for Sigma Breakthrough Technologies, Inc., working with leading international and domestic Fortune 500 companies to improve their new product development and operational processes, since 2005. Prior to this, Mr. James served as the Technical Manager for Polaroid Corporation’s Consumer Hardware Division, supporting manufacturing plants in Scotland, China and the United States, from 1980 until 2002. In this role he was responsible for increasing the business performance of Polaroid’s instant consumer cameras through improved manufacturing processes and product redesigns. From 1968 through 1979, Mr. James was President of James

Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James is a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Product Development. Mr. James holds a BS in Chemical Engineering from Northeastern University and has completed extensive managerial and technical subjects. Mr. James served as a 1st Lieutenant in the U.S. Army.

          Andrew J. Melnick retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, he was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch, since 1988. During his 13 years at Merrill Lynch, Mr. Melnick expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co. a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. He is a Chartered Financial Analyst (C.F.A.). Mr. Melnick served as a 1st Lieutenant in the U.S. Army.

          The Company’s By-Laws provide that (a) directors shall be elected to hold office until the next annual meeting of stockholders and that each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which the director was elected and until a successor has been elected, and (b) officers shall hold office until their successors are chosen by the Board of Directors, except that the Board may remove any officer at any time.

The Audit Committee

          The Audit Committee shall assist the Board of Directors in fulfilling its responsibility to the shareholders, potential shareholders and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the Company’s financial reporting. To fulfill its purposes, the Committee’s duties shall include to:

•	Appoint, evaluate, compensate, oversee the work of, and if appropriate terminate, the independent auditor, who shall report directly to the Committee.

•	Approve in advance all audit engagement fees and terms of engagement as well as all audit and non-audit services to be provided by the independent auditor.

•	Engage independent counsel and other advisors, as it deems necessary to carry out its duties.

          The Audit Committee currently consists of its outside directors – Jeffrey Geisenheimer, Richard James and Andrew Melnick, all of whom are audit committee financial experts and are independent, as such terms are defined by the SEC.

Compliance with Section 16(a) of the of 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

          To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2006, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with, except that a Form 4 for Jerome Flum with respect to one transaction was filed late.

Code of Ethics

          CRMZ’s Board of Directors has adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officers. This Code applies to the Company’s Chief Executive Officer and Chief Financial Officer (who also is the Company’s principal accounting officer).

ITEM 10.	EXECUTIVE COMPENSATION.

          The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company’s last fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards(1)	All Other Compensation		Total

Jerome S. Flum,	2006	$145,000	$183	$15,000	(2)	$160,183
Chairman, President and Chief Executive Officer	2005	$145,667	$183	$-0-		$145,850

William B. Danner,	2006	$150,000	$16,823	$-0-		$166,823
Senior Vice President	2005	$97,708	$7,963	$-0-		$105,671

Lawrence Fensterstock,	2006	$153,365	$683	$-0-		$154,048
Senior Vice President	2005	$144,833	$683	$-0-		$145,516

(1) Represents the compensation costs of stock option awards for financial reporting purposes for the year under SFAS 123R, rather than an amount paid to or realized by the Named Executive Officer. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with SFAS 123R. The SFAS 123R value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the FAS 123R amounts will ever by realized.

(2) Beginning January 20, 1999 and continuing through June 30, 2003, in order to conserve the Company’s cash during this start-up period, Mr. Flum agreed to defer a portion of his annual salary. As of June 30, 2003, the cumulative non-interest bearing amount deferred was $238,750. In July 2004, the Company’s Board of Directors agreed to issue 200,000 shares of the Company’s common stock with a fair value of $90,000 as partial payment of this liability as well as paying, in cash, the balance to the Chief Executive Officer, representing the tax “gross-up” on this stock award, thereby reducing the cumulative deferred amount by approximately $150,000 to $88,890. In December 2006, the Company’s Board of Directors agreed to allow Mr. Flum to exercise stock options for 15,000 shares of the Company’s common stock with an exercise price of $15,000 as partial payment of this liability as well as paying, in cash, the balance to Mr. Flum, representing the tax “gross-up” on this stock issuance. This transaction reduced the cumulative deferred amount still payable to $58,890. The full amount of his compensation, including the deferred amount, is reflected in the Company’s financial statements.

Outstanding Equity Awards

          No stock options, stock awards or stock appreciation rights were granted to the Company’s executive officers during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jerome S. Flum	5,000	-0-	-0-	$1.0000	07-31-08

William B. Danner	-0-	100,000	-0-	$1.0000	05-09-15
	-0-	50,000	-0-	$1.2500	10-06-15

Lawrence Fensterstock	150,000	-0-	-0-	$0.0001	08-25-08
	-0-	15,000	-0-	$1.0000	12-19-11
	-0-	5,000	-0-	$1.0000	07-13-13

          The closing market price of the Company’s common stock on

December 31, 2006 was $3.00 per share.

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

	MINIMUM ANNUAL

Level	Gross Sales	Pre-Tax Operating Margin	Options Vested	Cumulative Options Vested

1	$3 Million	20%	6.7%	6.7%

2	$4 Million	23%	6.7%	13.4%

3	$5 Million	27%	10.0%	23.4%

4	$6 Million	36%	10.0%	33.4%

5	$7.5 Million	39%	13.3%	46.7%

6	$9 Million	42%	13.3%	60.0%

7	$11 Million	45%	16.6%	76.6%

8	$14 Million	48%	16.6%	93.2%

9	$17 Million	48%	6.8%	100.0%

          Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in full at the time of such change in control.

Directors’ Fees

          Commencing September 1994, non-employee directors receive $450 for each Board of Directors’ meeting attended, up to a maximum payment of $1,800 per Director per calendar year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)

Jeffrey S. Geisenheimer	$1,350	$2,427	$3,777

Richard J. James	$1,350	$108	$1,458

Andrew J. Melnick	$900	$1,359	$2,259

(1) Represents the compensations costs for financial reporting purposes for the year under SFAS 123R. See Note 4 to the Notes to Consolidated Financial Statements for the assumptions made in determining SFAS 123R values.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth as of March 9, 2007 information regarding the beneficial ownership of the Company’s voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Flum Partners(2)	4,897,128		62.39%

Jerome S. Flum	5,380,353	(3)(4)	68.54%

William B. Danner	11,395		— *

Lawrence Fensterstock	150,000		1.91%

Jeffrey S. Geisenheimer	58,653		— *

Richard J. James	37,000		— *

Andrew J. Melnick	10,000		— *

All directors and officers	5,647,401	(3)(4)	71.95%
(as a group (6 persons))

*          less than 1%

(1) Does not give effect to (a) options to purchase 461,500 shares of Common Stock granted to 10 officers and employees pursuant to the 1998 Long Term Incentive Plan of the Company, and (b) options to purchase an aggregate of 79,000 shares granted to the non-employee directors pursuant to the 1998 Long Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 5,000 and 150,000 shares of Common Stock granted to Messrs. Flum and Fensterstock, respectively, which are immediately exercisable

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Includes 4,897,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 5,380,353 shares of Common Stock, or 68.54% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

(4) Includes 2,000 shares of Common Stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

          The Company’s equity compensation plan approved by stockholders is the 1998 Long-Term Incentive Plan.

          The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by stockholders	695,500	$0.8372	717,500

Equity compensation plans not approved by stockholders	—	—	—

Total	695,500	$0.8372	717,500

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          There were no such reportable relationships or related transactions in 2006.

ITEM 13.	EXHIBITS.

(a)	Exhibits

	2	-	Copy of the Asset Purchase Agreement dated December 29, 1998. (1)

	3 (i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999. (3)

	3 (ii)	-	Copy of the Company’s By-Laws as amended April 27, 1987 and May 11, 1999. (5)

	10-C	-	Copy of Company’s 1998 Long-Term Incentive Plan. (2)

	14	-	CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (4)

	31.1*	-	Certification of Chief Executive Officer.

	31.2*	-	Certification of Chief Financial Officer.

	32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Registrant’s Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(2)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.

(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (File No. 1-10825) and incorporated herein by reference thereto.

(5)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005 (File No. 1-10825) and incorporated herein by reference thereto.

*	Filed herewith.

DOCUMENTS AVAILABLE UPON REQUEST

          All exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company’s cost of providing and mailing the exhibits by writing to:

          Office of the Secretary, CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Suite A, Valley Cottage, NY 10989.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The aggregate fees billed to the Company by J.H. Cohn LLP for professional services rendered for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,

	2006	2005

Audit fees (1)	$39,000	$40,825
Audit related fees	—	—
Tax fees (2)	8,000	6,000
All other fees	—	—

Total fees	$47,000	$46,825

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for preparation of Federal and state income tax returns.

          The engagement of J.H. Cohn LLP for the 2006 and 2005 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

          The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 30, 2007	By:	/s/	Jerome S. Flum Jerome S. Flum Chairman of the Board and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	By:	/s/	Jerome S. Flum Jerome S. Flum Chairman of the Board and Chief Executive Officer

Date: March 30, 2007	By:	/s/	Lawrence Fensterstock Lawrence Fensterstock Chief Financial Officer

Date: March 30, 2007	By:	/s/	Jeffrey S. Geisenheimer Jeffrey S. Geisenheimer Director

Date: March 30, 2007	By:	/s/	Richard J. James Richard J. James Director

Date: March 30, 2007	By:	/s/	Andrew J. Melnick Andrew J. Melnick Director

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying consolidated balance sheets of CreditRiskMonitor.com, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CreditRiskMonitor.com, Inc. and Subsidiary as of December 31, 2006 and 2005, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ J.H. Cohn LLP

Jericho, New York
March 7, 2007

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,467,520	$2,034,786
Accounts receivable, net of allowance of $30,000 and $43,677, respectively	647,484	658,603
Other current assets	297,267	191,137

Total current assets	3,412,271	2,884,526

Property and equipment, net	131,211	153,689
Goodwill	1,954,460	1,954,460
Other assets	27,753	33,854

Total assets	$5,525,695	$5,026,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$2,985,724	$2,607,569
Accounts payable	78,364	125,590
Accrued expenses	415,645	157,676
Current portion of long-term debt	122,870	110,893
Current portion of capitalized lease obligations	18,437	26,467

Total current liabilities	3,621,040	3,028,195

Long-term debt, net of current portion:
Promissory note	286,940	409,810
Capitalized lease obligations	—	18,437

	286,940	428,247
Other liabilities	73,392	95,812

Total liabilities	3,981,372	3,552,254

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,694,462 and 7,679,462 shares, respectively	76,944	76,794
Additional paid-in capital	28,177,684	28,122,383
Accumulated deficit	(26,710,305)	(26,724,902)

Total stockholders’ equity	1,544,323	1,474,275

Total liabilities and stockholders’ equity	$5,525,695	$5,026,529

The accompanying notes are an integral part of these consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005

Operating revenues	$4,322,785	$3,841,833

Operating expenses:
Data and product costs	1,404,182	1,113,602
Selling, general and administrative expenses	2,849,002	2,679,203
Depreciation and amortization	65,951	66,302

Total operating expenses	4,319,135	3,859,107

Income (loss) from operations	3,650	(17,274)
Other income	68,285	31,492
Gain on settlement of litigation	—	1,100,000
Interest expense	(52,416)	(66,091)

Income before income taxes	19,519	1,048,127
Provision for state and local income taxes	4,922	2,058

Net income	$14,597	$1,046,069

Net income per share-basic and diluted	$0.00	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount

Balance January 1, 2005	7,679,462	$76,794	$28,122,383	$(27,770,971)	$428,206

Net income	—	—	—	1,046,069	1,046,069

Balance December 31, 2005	7,679,462	76,794	28,122,383	(26,724,902)	1,474,275

Net income	—	—	—	14,597	14,597
Exercise of stock option settled by reduction in accrued compensation	15,000	150	14,850	—	15,000
Stock-based compensation	—	—	40,451	—	40,451

Balance December 31, 2006	7,694,462	$76,944	$28,177,684	$(26,710,305)	$1,544,323

The accompanying notes are an integral part of these consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net income	$14,597	$1,046,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,951	66,302
Stock-based compensation	40,451	—
Deferred salary	(9,167)	—
Deferred rent	1,747	4,547
Changes in operating assets and liabilities:
Accounts receivable, net	11,119	(21,382)
Other current assets	(106,130)	(19,118)
Other assets	6,101	(13,812)
Deferred revenue	378,155	386,336
Accounts payable	(47,226)	(45,359)
Accrued expenses	257,969	(61,314)

Net cash provided by operating activities	613,567	1,342,269

Cash flows from investing activities:
Purchase of property and equipment	(43,473)	(57,906)

Net cash used in investing activities	(43,473)	(57,906)

Cash flows from financing activities:
Payments on promissory note	(110,893)	(100,084)
Payments on capital lease obligations	(26,467)	(26,518)

Net cash used in financing activities	(137,360)	(126,602)

Net increase in cash and cash equivalents	432,734	1,157,761
Cash and cash equivalents at beginning of year	2,034,786	877,025

Cash and cash equivalents at end of year	$2,467,520	$2,034,786

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$53,450	$77,936

Income taxes	$4,922	$2,058

Payout of stock option exercise through a reduction of accrued compensation	$15,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the “Company” or “CRMZ”) provides a totally interactive business-to-business Internet-based service designed specifically for corporate credit professionals. This service is sold predominantly to corporations located in the United States. In addition, the Company is a re-distributor of international credit reports in the United States.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments. Assets under capital leases are amortized on the straight-line method over their primary term. Estimated useful lives are generally as follows: fixtures, equipment and software — 3 to 6 years; capitalized leases — 3 to 5 years; and leasehold improvements — lower of life or term of lease.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2006 and 2005 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006, management believes no impairment of long-lived assets has occurred.

Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition

CRMZ’s domestic and international service is sold on a subscription basis pursuant to customer contracts that span varying periods of

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

Income Per Share

Income per share is computed under the provisions of SFAS No. 128, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2006 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 9).

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments. The Company’s promissory note was originally discounted, as appropriate, to bear an interest rate that represents the cost of borrowings with third-party lenders. Management believes that the carrying value of the note approximates its fair value at December 31, 2006 and 2005.

Comprehensive Income

The Company adheres to the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2006 and 2005, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. This pronouncement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The pronouncement also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently believes it operates in one segment.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.

The Company adopted SFAS 123R at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule).

Prior to fiscal 2006, the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by APB 25. APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal to or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents pro forma net income and pro forma net income per share for the year ended December 31, 2005 had compensation cost been determined using the fair value method:

2005

Net income
As reported	$1,046,069
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits or effects	(25,674)

Pro forma	$1,020,395

Net income per share – basic and diluted
As reported	$0.14
Pro forma	$0.13

See Note 4 for more information regarding the Company’s stock compensation plan and the assumptions used to prepare the pro forma information presented above.

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2006 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2006 and 2005.

NOTE 3 - INCOME TAXES

The Company has generated net operating loss (“NOL”) carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2006, the Company had Federal NOL carryforwards of approximately $5,231,000, which expire through 2026.

The actual tax expense for 2006 and 2005 differs from the “expected” tax expense or benefit for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2006	2005

Computed “expected” benefit	$2,928	$419,251
Permanent timing differences	292	808
State and local income tax expense	4,922	2,058
Decrease in valuation allowance	(3,220)	(420,059)

State and local income tax expense	$4,922	$2,058

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$2,090,806	$2,211,016
Other	61,155	54,441

Total deferred tax assets	2,151,961	2,265,457
Valuation allowance	(1,797,584)	(1,967,613)

Net deferred tax assets	354,377	297,844

Deferred tax liabilities:
Goodwill amortization	(351,068)	(290,674)
Fixed asset depreciation	(3,309)	(7,170)

Total deferred tax liabilities	(354,377)	(297,844)

Net deferred tax assets	$—	$—

The Company considers that the cumulative losses incurred in recent years, excluding the effects of a non-recurring gain in 2005, creates a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets. Therefore, no deferred tax benefit

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has been recorded and a full valuation allowance has been charged against the related deferred tax assets because the Company does not consider it more likely than not that the deferred tax assets will be realized.

The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 was a decrease of $170,029 and $741,277, respectively.

NOTE 4 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2006, 695,500 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2006, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2006, the Company has one stock option plan: the 1998 Long-Term Incentive Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 2006, there were options outstanding for 695,500 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. The plan terminates ten years from the date of stockholder approval. All of the options granted may be exercised after three years in installments upon the Company attaining certain specified gross revenue and pre-tax margin objectives, unless such

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2006 and 2005, nor are there any stock appreciation rights outstanding at December 31, 2006 and 2005.

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2006 and 2005 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2005	546,500	$0.8600
Granted	340,500	1.1079
Forfeited	(149,500)	1.0000

Outstanding at December 31, 2005	737,500	$0.9461
Forfeited	(27,000)	3.7222
Exercised	(15,000)	1.0000

Outstanding at December 31, 2006	695,500	$0.8372

As of December 31, 2006, there were 717,500 shares of common stock reserved for the granting of additional options.

The Company adopted SFAS 123R at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all stock options and restricted stock awards unvested at the time of adoption over the remaining requisite service period (generally the vesting schedule). Prior to fiscal 2006, the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by APB 25.

For the year ended December 31, 2006, the Company recognized stock-based compensation expense of $40,451 related to outstanding stock options according to the provisions of SFAS 123R, using the modified-prospective transition method of which $7,810 and $32,641 is included in Data and products costs and Selling, general and administrative expenses, respectively, on the accompanying Consolidated Statements of Operations.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock through the date of grant. The Company uses historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is based on the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the option.

No options were granted during the year ended December 31, 2006. The fair value of options granted during the year ended December 31, 2005, ranged from $0.24 to $1.11, with a weighted-average fair value of $0.52. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Assumption	Year ended December 31, 2005

Risk-free interest rate	4.28%
Expected dividend yield	0.00%
Expected volatility factor	2.64
Expected life of the option (years)	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.0001 - $ 0.9900	150,000	1.65	$0.0001	150,000	$0.0001
$ 1.0000 - $ 1.2000	446,500	7.39	$1.0000	5,000	$1.0000
$ 1.2100 - $ 1.6500	99,000	8.83	$1.3712	—	—

	695,500	6.36	$0.8372	155,000	$0.0324

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $3.00 as of December 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $1,504,235 and $459,985, respectively.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $248,000. This cost will be amortized on a straight-line basis over a weighted average term of 4.43 years and will be adjusted for subsequent changes in estimated forfeitures.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2006	2005

Computer equipment and software	$260,159	$232,528
Furniture and fixtures	70,391	54,549
Leasehold improvements	35,855	35,855
Capitalized lease	90,043	90,043

	456,448	412,975
Less accumulated depreciation and amortization	(325,237)	(259,286)

	$131,211	$153,689

NOTE 6 - PROMISSORY NOTE

In December 2002, the Company entered into a Note Modification Agreement with Market Guide Inc. (“MGI”), which modified the Consolidated Secured Promissory Note that had been executed in July 2001. The new note bears interest at the rate of 9.5% per annum from January 1, 2003 and is payable in 84 equal monthly installments of principal and interest of $13,282 each, commencing January 31, 2003. The Company was required to discount the new note by approximately $20,000 to yield an effective interest rate of 10.30% based on the carrying value of the old debt instrument.

The new note is secured by the assets originally purchased from MGI and substantially all other assets of the Company and does not contain any covenants.

If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on this note, it would be in default under the terms thereof, which would permit the holders of the note to accelerate the maturity of such indebtedness. Such a default could have a material adverse effect on Company’s business, prospects, financial condition and results of operations.

The principal maturities on this note subsequent to December 31, 2006 are as follows:

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,	Amount

2007	$122,870
2008	136,141
2009	150,799

409,810
Less current portion	122,870

$286,940

NOTE 7 - ACCRUED COMPENSATION

Beginning January 20, 1999 and continuing through June 30, 2003, the Company’s President and Chief Executive Officer agreed to defer a portion of his annual salary. In December 2006, the Company’s Board of Directors agreed to allow the President and Chief Executive Officer to exercise stock options for 15,000 shares of the Company’s common stock with an exercise price of $15,000 as partial payment of this liability as well as paying, in cash, the balance to the President and Chief Executive Officer, representing the tax “gross-up” on this stock issuance. This transaction reduced the cumulative deferred amount still payable to $58,890. The full amount of his compensation, including the deferred amount, is reflected in the Company’s financial statements.

NOTE 8 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires in 2009. The Company also leases certain equipment under operating leases that expire through 2009. Rental expenses under operating leases were $152,108 and $159,610 for the years ended December 31, 2006 and 2005, respectively.

In connection with the Company’s relocation in 2004 it entered into two capital leases for telephone equipment and computer equipment. Both of these leases are for 36 months, have an implicit interest rate of approximately 10.8% and provide for the Company to acquire the equipment for $1 at the end of the lease.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2006 are as follows:

	Capital Lease Obligations	Operating Leases

2007	$19,167	$115,710
2008	—	105,931
2009	—	61,432

Total minimum lease payments	19,167	$283,073

Less amounts representing interest	730

	18,437
Less current portion of capitalized lease obligations	18,437

Long-term capitalized lease obligations	$—

NOTE 9 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2006	2005

Net income	$14,597	$1,046,069

Basic weighted average common shares outstanding	7,680,591	7,679,462

Net income per share - basic	$0.00	$0.14

Diluted weighted average common shares outstanding	7,950,989	7,679,462

Net income per share - diluted	$0.00	$0.14

For fiscal 2005, the computation of diluted net income per share excludes the effects of the assumed exercise of 737,500 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

NOTE 10 - LEGAL PROCEEDINGS

On April 27, 2005, the Company executed an agreement (the “Stipulation of Settlement”), which settled all of the lawsuits between it and a competitor, as previously reported, and the competitor simultaneously paid the Company $1.1 million. In addition, the competitor agreed in the Stipulation of Settlement to assume certain potential liabilities against the Company and to defend the Company in connection with the Decision Strategies litigation discussed below and to indemnify the Company with respect to all liabilities in excess of $25,000.

CREDITRISKMONITOR.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2004, the Company commenced an action in Nassau County against Decision Strategies LLC (“Decision Strategies”), the court-appointed forensic computer expert in the enforcement proceeding that was settled, for breach of its services contract and seeking a declaration of the rights of the parties under the terms of the contract. Also in July 2004, Decision Strategies commenced an action in New York against the Company and the competitor for fees in excess of the limitations provided in the services contract. The parties reached a settlement in December 2005 whereby the Company paid to Decision Strategies the $25,000 maximum amount agreed to in the Stipulation of Settlement.