Form 10QSB
period 2007-03-31
CREDITRISKMONITOR COM INC
filed 2007-05-15
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to________

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

Common stock $.01 par value — 7,694,462 shares outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

CREDITRISKMONITOR.COM, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	Dec. 31, 2006

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,516,403	$2,467,520
Accounts receivable, net of allowance	506,210	647,484
Other current assets	177,940	297,267

Total current assets	3,200,553	3,412,271

Property and equipment, net	116,826	131,211
Goodwill	1,954,460	1,954,460
Prepaid and other assets	39,871	27,753

Total assets	$5,311,710	$5,525,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$2,948,801	$2,985,724
Accounts payable	74,177	78,364
Accrued expenses	254,990	415,645
Current portion of long-term debt	126,061	122,870
Current portion of capitalized lease obligations	11,362	18,437

Total current liabilities	3,415,391	3,621,040

Long-term debt, net of current portion	254,202	286,940
Other liabilities	67,580	73,392

Total liabilities	3,737,173	3,981,372

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,694,462 shares	76,944	76,944
Additional paid-in capital	28,187,751	28,177,684
Accumulated deficit	(26,690,158)	(26,710,305)

Total stockholders’ equity	1,574,537	1,544,323

Total liabilities and stockholders’ equity	$5,311,710	$5,525,695

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006

Operating revenues	$1,158,800	$1,027,845

Operating expenses:
Data and product costs	421,256	320,392
Selling, general and administrative expenses	703,143	715,937
Depreciation and amortization	16,639	16,251

Total operating expenses	1,141,038	1,052,580

Income (loss) from operations	17,762	(24,735)
Other income	18,390	13,880
Interest expense	(10,837)	(14,502)

Income (loss) before income taxes	25,315	(25,357)
Provision for income taxes	5,168	3,656

Net income (loss)	$20,147	$(29,013)

Net income (loss) per share of common stock:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:

Basic	7,694,462	7,679,462
Diluted	8,102,930	7,679,462

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income (loss)	$20,147	$(29,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,639	16,251
Deferred rent	21	733
Stock-based compensation	10,067	7,567
Changes in operating assets and liabilities:
Accounts receivable	141,274	120,373
Other current assets	119,327	39,231
Prepaid and other assets	(12,118)	(13,012)
Deferred revenue	(36,923)	50,611
Accounts payable	(4,187)	(60,823)
Accrued expenses	(160,655)	48,937
Other liabilities	(5,833)	—

Net cash provided by operating activities	87,759	180,855

Cash flows from investing activities:
Purchase of property and equipment	(2,254)	(6,244)

Net cash used in investing activities	(2,254)	(6,244)

Cash flows from financing activities:
Payments on long-term debt	(29,547)	(26,667)
Payments on capitalized lease obligations	(7,075)	(6,351)

Net cash used in financing activities	(36,622)	(33,018)

Net increase in cash and cash equivalents	48,883	141,593
Cash and cash equivalents at beginning of period	2,467,520	2,034,786

Cash and cash equivalents at end of period	$2,516,403	$2,176,379

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the “Company” or “CRM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The December 31, 2006 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2007 and its results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.

Results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results of a full year.

During the first quarter of 2007, the Company filed documents to dissolve Barbito Corp., its inactive wholly-owned subsidiary.

(2) Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three months ended March 31, 2007 and 2006:

	2007	2006

Data and product costs	$1,953	$1,682
Selling, general and administrative expenses	8,114	5,885

	$10,067	$7,567

The following table summarizes information about stock option activity for the three months ended March 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at beginning of period	695,500	$0.8372	6.36	$1,504,235
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at end of period	695,500	$0.8372	6.11	$704,410

Exercisable at end of period	155,000	$0.0324	1.40	$281,735

As of March 31, 2007, there was $238,000 of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 4.24 years.

The Company adopted the alternative transition method provided in FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

(3) Other Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of March 31, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Nor does management believe those pronouncements would have a significant effect on future financial position or results of operations.

(4) Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

For the three months ended March 31, 2006, the computation of diluted net loss per share excludes the effects of the assumed exercise of 734,500 options since their inclusion would be anti-dilutive as the Company had a loss in this period.

(5) Income Taxes

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 during the first quarter of fiscal 2007 and the impact of adoption was not material to its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had cash and cash equivalents of $2.52 million compared to $2.47 million at December 31, 2006. The Company’s working capital deficit at March 31, 2007 was approximately $215,000 compared to a working capital deficit of approximately $209,000 at December 31, 2006, due primarily to a decrease of $141,000 in accounts receivable and a decrease of $119,000 in other current assets offset somewhat by an increase of $49,000 in cash, a decrease of $37,000 in deferred revenue, a decrease of $4,000 in accounts payable, a decrease of $160,000 in accrued expenses and a decrease of $4,000 in the current portion of long-term debt and capitalized lease obligations. Additionally, the working capital deficit at March 31, 2007 is mainly derived from $2.95 million in deferred revenue, which should not require any future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports that is much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended March 31,

	2007		2006

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$1,158,800	100.00%	$1,027,845	100.00%

Operating expenses:
Data and product costs	421,256	36.35%	320,392	31.17%
Selling, general and administrative	703,143	60.68%	715,937	69.65%
Depreciation and amortization	16,639	1.44%	16,251	1.58%

Total operating expenses	1,141,038	98.47%	1,052,580	102.40%

Income (loss) from operations	17,762	1.53%	(24,735)	-2.40%
Other income	18,390	1.59%	13,880	1.35%
Interest expense	(10,837)	-0.94%	(14,502)	-1.41%

Income (loss) before income taxes	25,315	2.18%	(25,357)	-2.46%
Provision for income taxes	5,168	0.44%	3,656	0.36%

Net income (loss)	$20,147	1.74%	$(29,013)	-2.82%

Operating revenues increased 13% for the three months ended March 31, 2007. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service, offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports as the result of declining demand for such reports.

Data and product costs increased 31% for the first quarter of 2007 compared to the same period of fiscal 2006. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, as well as the cost of new third-party content added to the Company’s website.

Selling, general and administrative expenses decreased 2% for the first quarter of fiscal 2007 compared to the same period of fiscal 2006. This decrease was primarily due to lower salary and related employee benefit costs as the result of the Company’s change in benefits provider effective January 1, 2007 and a decrease in marketing expenses, partially offset by an increase in professional fees and telephone expense.

Depreciation and amortization increased 2% for the first quarter of fiscal 2007 compared to the same period of fiscal 2006. This increase was due to a higher depreciable asset base during the quarter reflecting assets purchased during the past 12 months, partially offset by no depreciation expense recorded on certain items that have been fully depreciated but are still in use.

Other income increased 32% for first quarter of fiscal 2007 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts as well as a higher interest rate received on such funds during the current period compared to the same period last year.

Interest expense decreased 25% for the first quarter of fiscal 2007 compared to the same period of fiscal 2006. This decrease was primarily due to a lower outstanding long-term debt balance.

The Company reported net income of $20,000 versus a net loss of $29,000 for the three months ended March 31, 2007 and 2006, respectively.

FUTURE OPERATIONS

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

Due to the evolving nature of the markets in which it competes, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of their subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

CREDITRISKMONITOR.COM, INC. (REGISTRANT)

Date: May 15, 2007	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer