Form 10QSB
period 2007-06-30
CREDITRISKMONITOR COM INC
filed 2007-08-09
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________to_______

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

Common stock $.01 par value -- 7,694,462 shares outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CREDITRISKMONITOR.COM, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets – June 30, 2007 (Unaudited) and

December 31, 2006	2

Statements of Operations for the Three Months Ended

June 30, 2007 and 2006 (Unaudited)	3

Statements of Operations for the Six Months Ended

June 30, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows for the Six Months Ended

June 30, 2007 and 2006 (Unaudited)	5

Condensed Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	9

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits	14

SIGNATURES	15

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	16

31.2	Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	18

32.1	Certification of Chief Executive Officer Pursuant to

18 U.S.C. Section 1350, as Adopted Pursuant to Section

906 of the Sarbanes-Oxley Act of 2002	20

32.2	Certification of Chief Financial Officer Pursuant to

18 U.S.C. Section 1350, as Adopted Pursuant to Section

906 of the Sarbanes-Oxley Act of 2002	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.

BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007 (Unaudited)	Dec. 31, 2006 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,716,662	$2,467,520
Accounts receivable, net of allowance	882,308	647,484
Other current assets	145,840	297,267

Total current assets	3,744,810	3,412,271

Property and equipment, net	101,717	131,211
Goodwill	1,954,460	1,954,460
Prepaid and other assets	33,033	27,753

Total assets	$5,834,020	$5,525,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$3,476,847	$2,985,724
Accounts payable	59,003	78,364
Accrued expenses	234,034	415,645
Current portion of long-term debt	129,335	122,870
Current portion of capitalized lease obligations	4,094	18,437

Total current liabilities	3,903,313	3,621,040

Long-term debt, net of current portion	220,614	286,940
Other liabilities	67,602	73,392

Total liabilities	4,191,529	3,981,372

Stockholders’ equity:
Preferred stock, $.01 par value; authorized
5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000
shares; issued and outstanding 7,694,462 shares	76,944	76,944
Additional paid-in capital	28,197,818	28,177,684
Accumulated deficit	(26,632,271)	(26,710,305)

Total stockholders’ equity	1,642,491	1,544,323

Total liabilities and stockholders’ equity	$5,834,020	$5,525,695

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006

Operating revenues	$1,233,177	$1,058,406

Operating expenses:
Data and product costs	408,046	372,611
Selling, general and administrative expenses	754,042	775,842
Depreciation and amortization	16,688	16,952

Total operating expenses	1,178,776	1,165,405

Income (loss) from operations	54,401	(106,999)
Other income	18,390	17,483
Interest expense	(9,889)	(13,648)

Income (loss) before income taxes	62,902	(103,164)
Provision for income taxes	5,014	89

Net income (loss)	$57,888	$(103,253)

Net income (loss) per share of common stock:

Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average number of common shares
outstanding:

Basic	7,694,462	7,679,462
Diluted	8,142,415	7,679,462

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006

Operating revenues	$2,391,977	$2,086,251

Operating expenses:
Data and product costs	829,302	693,003
Selling, general and administrative expenses	1,457,186	1,491,779
Depreciation and amortization	33,327	33,203

Total operating expenses	2,319,815	2,217,985

Income (loss) from operations	72,162	(131,734)
Other income	36,780	31,363
Interest expense	(20,726)	(28,150)

Income (loss) before income taxes	88,216	(128,521)
Provision for income taxes	10,182	3,745

Net income (loss)	$78,034	$(132,266)

Net income (loss) per share of common stock:

Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average number of common shares
outstanding:

Basic	7,694,462	7,679,462
Diluted	8,122,673	7,679,462

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income (loss)	$78,034	$(132,266)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	33,327	33,203
Deferred rent	43	1,467
Stock-based compensation	20,134	15,134
Changes in operating assets and liabilities:
Accounts receivable	(234,824)	167,476
Other current assets	151,427	59,766
Prepaid and other assets	(5,280)	(1,908)
Deferred revenue	491,123	146,292
Accounts payable	(19,361)	(46,547)
Accrued expenses	(181,611)	(8,310)
Other liabilities	(5,833)	—

Net cash provided by operating activities	327,179	234,307

Cash flows from investing activities:
Purchase of property and equipment	(3,833)	(21,155)

Net cash used in investing activities	(3,833)	(21,155)

Cash flows from financing activities:
Payments on long-term debt	(59,861)	(54,026)
Payments on capitalized lease obligations	(14,343)	(12,876)

Net cash used in financing activities	(74,204)	(66,902)

Net increase in cash and cash equivalents	249,142	146,250
Cash and cash equivalents at beginning of
period	2,467,520	2,034,786

Cash and cash equivalents at end of period	$2,716,662	$2,181,036

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The condensed financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the “Company” or “CRM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The December 31, 2006 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

During the first quarter of 2007, the Company filed documents to dissolve Barbito Corp., its inactive wholly-owned subsidiary.

(2) Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006

Data and product costs	$1,953	$1,682	$3,905	$3,365
Selling, general and administrative
expenses	8,114	5,885	16,229	11,769

	$10,067	$7,567	$20,134	$15,134

The following table summarizes information about stock option activity for the six months ended June 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at beginning of period	695,500	$0.8372	6.36	$1,504,235
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at end of period	695,500	$0.8372	5.86	$1,031,295

Exercisable at end of period	155,000	$0.0324	1.15	$354,585

As of June 30, 2007, there was $228,000 of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 4.05 years.

The Company adopted the alternative transition method provided in FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

(3) Other Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of June 30, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

(4) Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

For the three and six months ended June 30, 2006, the computation of diluted net loss per share excludes the effects of the assumed exercise of 734,500 and 710,500 options, respectively, since their inclusion would be anti-dilutive as the Company had a loss in these periods.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had cash and cash equivalents of $2.72 million compared to $2.47 million at December 31, 2006. The Company’s working capital deficit at June 30, 2007 was approximately $159,000 compared to a working capital deficit of approximately $209,000 at December 31, 2006. The Company’s cash ratio (which measures a company’s ability to pay its current bills and is computed by dividing cash and cash equivalents by total current liabilities) improved from 0.68 at December 31, 2006 to 0.70 at June 30, 2007 and its current ratio (which measures a company’s ability to meet its current obligations and is computed by dividing total current assets by total current liabilities) went from 0.94 at December 31, 2006 to 0.96 at June 30, 2007. Additionally, the working capital deficit at June 30, 2007 is mainly derived from $3.48 million in deferred revenue, which does not require any future cash outlay other than the costs of acquiring the raw data and electronically preparing and delivering the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended June 30,
	2007		2006
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$1,233,177	100.00%	$1,058,406	100.00%

Operating expenses:
Data and product costs	408,046	33.09%	372,611	35.20%
Selling, general and administrative	754,042	61.15%	775,842	73.30%
Depreciation and amortization	16,688	1.35%	16,952	1.60%

Total operating expenses	1,178,776	95.59%	1,165,405	110.10%

Income (loss) from operations	54,401	4.41%	(106,999)	-10.10%
Other income	18,390	1.49%	17,483	1.65%
Interest expense	(9,889)	-0.80%	(13,648)	-1.29%

Income (loss) before income taxes	62,902	5.10%	(103,164)	-9.74%
Provision for income taxes	5,014	0.41%	89	0.01%

Net income (loss)	$57,888	4.69%	$(103,253)	-9.75%

Operating revenues increased 17% for the three months ended June 30, 2007. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service as well as sales from the Company’s new credit limit service introduced during the first quarter, offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports as the result of declining demand for such reports.

Data and product costs increased 10% for the second quarter of 2007 compared to the same period of fiscal 2006. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, as well as the cost of new third-party content added to the Company’s website offset in part by lower consulting fees.

Selling, general and administrative expenses decreased 3% for the second quarter of fiscal 2007 compared to the same period of fiscal 2006. This decrease was primarily due to lower salary and related employee benefit costs as the result of the Company’s change in benefits provider effective January 1, 2007 and a decrease in marketing expenses, partially offset by an increase in professional fees, primarily for outside assistance in complying with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization decreased 2% for the second quarter of fiscal 2007 compared to the same period of fiscal 2006. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income increased 5% for second quarter of fiscal 2007 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts as well as a higher interest rate received on such funds during the current period compared to the same period last year.

Interest expense decreased 28% for the second quarter of fiscal 2007 compared to the same period of fiscal 2006. This decrease was primarily due to a lower outstanding long-term debt balance.

The Company reported net income of $58,000 versus a net loss of $103,000 for the three months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007		2006
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$2,391,977	100.00%	$2,086,251	100.00%

Operating expenses:
Data and product costs	829,302	34.67%	693,003	33.22%
Selling, general and administrative	1,457,186	60.92%	1,491,779	71.50%
Depreciation and amortization	33,327	1.39%	33,203	1.59%

Total operating expenses	2,319,815	96.98%	2,217,985	106.31%

Income (loss) from operations	72,162	3.02%	(131,734)	-6.31%
Other income	36,780	1.54%	31,363	1.50%
Interest expense	(20,726)	-0.87%	(28,150)	-1.35%

Income (loss) before income taxes	88,216	3.69%	(128,521)	-6.16%
Provision for income taxes	10,182	0.43%	3,745	0.18%

Net income (loss)	$78,034	3.26%	$(132,266)	-6.34%

Operating revenues increased 15% for the six months ended June 30, 2007 versus the first half of 2006. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service as well as sales from the Company’s new credit limit service introduced during the first quarter, offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

Data and product costs increased 20% for the first six months of fiscal 2007 compared to the same period of fiscal 2006. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, as well as the cost of new third-party content added to the Company’s website offset in part by lower consulting fees.

Selling, general and administrative expenses decreased 2% for the first six months of fiscal 2007 compared to the same period of fiscal 2006. This decrease was primarily due to lower salary and related employee benefit costs, due to a decrease in the Company’s sales force during the past 12 months as well as the result of the Company’s change in benefits provider effective January 1, 2007 and a decrease in marketing expenses, partially offset by an increase in professional fees, primarily for outside assistance in complying with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization increased by less than 1% for the first six months of fiscal 2007 compared to the same period of fiscal 2006. This increase was due to a higher depreciable asset base during the current period resulting from the purchase of new trade booths and computer equipment during the last 12 months, partially offset by lower depreciation expense during the fiscal 2006 period on certain items that have been fully depreciated but are still in use.

Other income increased 17% for the first six months of fiscal 2007 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts as well as a higher interest rate received on such funds during the current period compared to the same period last year.

Interest expense decreased 26% for the first six months of fiscal 2007 compared to the same period of fiscal 2006. This decrease was due to a lower outstanding long-term debt balance.

The Company reported net income of $78,000 versus a net loss of $132,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Maintaining profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in marketing and promotion, product development and technology and operating infrastructure development. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

CREDITRISKMONITOR.COM, INC.

(REGISTRANT)

Date: August 9, 2007	By: /s/ Lawrence Fensterstock

Lawrence Fensterstock

Chief Financial Officer