Form 10QSB
period 2007-09-30
CREDITRISKMONITOR COM INC
filed 2007-11-13
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September  30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common stock $.01 par value — 7,694,462 shares outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CREDITRISKMONITOR.COM, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets –  September 30, 2007 (Unaudited) and

December 31, 2006	2

Statements of Operations for the Three Months Ended

September 30, 2007 and 2006 (Unaudited)	3

Statements of Operations for the Nine  Months Ended

Sepetmber 30, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows for the Nine  Months Ended

September 30, 2007 and 2006 (Unaudited)	5

Condensed Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	9

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits	14

SIGNATURES	15

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	16

31.2	Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	18

32.1	Certification of Chief Executive Officer Pursuant to

18 U.S.C. Section 1350, as Adopted Pursuant to Section

906 of the Sarbanes-Oxley Act of 2002	20

32.2	Certification of Chief Financial Officer Pursuant to

18 U.S.C. Section 1350, as Adopted Pursuant to Section

906 of the Sarbanes-Oxley Act of 2002	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.

BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	Sept. 30, 2007 (Unaudited)	Dec. 31, 2006 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,954,452	$2,467,520
Accounts receivable, net of allowance	633,077	647,484
Other current assets	132,744	297,267

Total current assets	3,720,273	3,412,271

Property and equipment, net	90,051	131,211
Goodwill	1,954,460	1,954,460
Prepaid and other assets	26,196	27,753

Total assets	$5,790,980	$5,525,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$3,263,004	$2,985,724
Accounts payable	81,274	78,364
Accrued expenses	243,916	415,645
Current portion of long-term debt	132,694	122,870
Current portion of capitalized lease obligations	—	18,437

Total current liabilities	3,720,888	3,621,040

Long-term debt, net of current portion	186,154	286,940
Other liabilities	67,134	73,392

Total liabilities	3,974,176	3,981,372

Stockholders’ equity:
Preferred stock, $.01 par value; authorized
5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000
shares; issued and outstanding 7,694,462 shares	76,944	76,944
Additional paid-in capital	28,208,700	28,177,684
Accumulated deficit	(26,468,840)	(26,710,305)

Total stockholders’ equity	1,816,804	1,544,323

Total liabilities and stockholders’ equity	$5,790,980	$5,525,695

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER  30, 2007 AND 2006

(Unaudited)

	2007	2006

Operating revenues	$1,273,983	$1,084,838

Operating expenses:
Data and product costs	367,944	316,397
Selling, general and administrative expenses	738,751	678,013
Depreciation and amortization	16,089	16,794

Total operating expenses	1,122,784	1,011,204

Income from operations	151,199	73,634
Other income	25,220	18,349
Interest expense	(8,858)	(12,674)

Income before income taxes	167,561	79,309
Provision for income taxes	4,129	517

Net income	$163,432	$78,792

Net income per share of common stock:

Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares
outstanding:

Basic	7,694,462	7,679,462
Diluted	8,144,281	7,933,052

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE  MONTHS ENDED SEPTEMBER  30, 2007 AND 2006

(Unaudited)

	2007	2006

Operating revenues	$3,665,960	$3,171,089

Operating expenses:
Data and product costs	1,197,246	1,009,400
Selling, general and administrative expenses	2,195,938	2,169,792
Depreciation and amortization	49,416	49,997

Total operating expenses	3,442,600	3,229,189

Income (loss) from operations	223,360	(58,100)
Other income	62,000	49,713
Interest expense	(29,584)	(40,824)

Income (loss) before income taxes	255,776	(49,211)
Provision for income taxes	14,311	4,262

Net income (loss)	$241,465	$(53,473)

Net income (loss) per share of common stock:

Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average number of common shares
outstanding:

Basic	7,694,462	7,679,462
Diluted	8,129,875	7,679,462

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE  MONTHS ENDED SEPTEMBER  30, 2007 AND 2006

(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income (loss)	$241,465	$(53,473)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	49,416	49,997
Deferred rent	(426)	1,725
Stock-based compensation	31,016	22,701
Changes in operating assets and liabilities:
Accounts receivable	14,407	191,171
Other current assets	164,523	31,306
Prepaid and other assets	1,557	7,797
Deferred revenue	277,280	143,940
Accounts payable	2,910	(62,669)
Accrued expenses	(171,729)	47,586
Other liabilities	(5,832)	—

Net cash provided by operating activities	604,587	380,081

Cash flows from investing activities:
Purchase of property and equipment	(8,256)	(22,976)

Net cash used in investing activities	(8,256)	(22,976)

Cash flows from financing activities:
Payments on long-term debt	(90,962)	(82,095)
Payments on capitalized lease obligations	(18,437)	(19,580)

Net cash used in financing activities	(109,399)	(101,675)

Net increase in cash and cash equivalents	486,932	255,430
Cash and cash equivalents at beginning of
period	2,467,520	2,034,786

Cash and cash equivalents at end of period	$2,954,452	$2,290,216

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The condensed financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the “Company” or “CRM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The December 31, 2006 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

During the first quarter of 2007, the Company filed documents to dissolve Barbito Corp., its inactive wholly-owned subsidiary.

(2) Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and nine months ended September 30:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2007	2006	2007	2006

Data and product costs	$1,953	$1,682	$5,858	$5,047
Selling, general and administrative
expenses	8,929	5,885	25,158	17,654

	$10,882	$7,567	$31,016	$22,701

The following table summarizes information about stock option activity for the nine  months ended September  30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at beginning of period	695,500	$0.8372	6.11	$1,073,025
Granted	50,000	2.3800	9.95	—
Exercised	—	—
Cancelled	—	—

Outstanding at end of period	745,500	$0.9407	5.90	$1,073,025

Exercisable at end of period	155,000	$0.0324	0.90	$363,885

As of September  30, 2007, there was $336,389 of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 4.13 years.

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

(3) Other Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of  September 30, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

(4) Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

For the nine months ended September 30, 2006, the computation of diluted net loss per share excludes the effects of the assumed exercise of 710,500 options since their inclusion would be anti-dilutive as the Company had a loss in this period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had cash and cash equivalents of $2.95 million compared to $2.47 million at December 31, 2006. The Company’s working capital deficit at September 30, 2007 was approximately $1,000 compared to a working capital deficit of approximately $209,000 at December 31, 2006. The Company’s cash ratio (which measures a company’s ability to pay its current bills and is computed by dividing cash and cash equivalents by total current liabilities) improved from 0.68 at December 31, 2006 to 0.79 at September 30, 2007 and its current ratio (which measures a company’s ability to meet its current obligations and is computed by dividing total current assets by total current liabilities) went from 0.94 at December 31, 2006 to 1.00 at September 30, 2007. Additionally, the working capital deficit at September 30, 2007 is mainly derived from $3.26 million in deferred revenue, which does not require any future cash outlay other than the costs of acquiring the raw data and electronically preparing and delivering the applicable commercial credit reports. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended September 30,
	2007		2006
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$1,273,983	100.00%	$1,084,838	100.00%

Operating expenses:
Data and product costs	367,944	28.88%	316,397	29.16%
Selling, general and administrative	738,751	57.99%	678,013	62.50%
Depreciation and amortization	16,089	1.26%	16,794	1.55%

Total operating expenses	1,122,784	88.13%	1,011,204	93.21%

Income from operations	151,199	11.87%	73,634	6.79%
Other income	25,220	1.98%	18,349	1.69%
Interest expense	(8,858)	-0.70%	(12,674)	-1.17%

Income before income taxes	167,561	13.15%	79,309	7.31%
Provision for income taxes	4,129	0.32%	517	0.05%

Net income	$163,432	12.83%	$78,792	7.26%

Operating revenues increased 17% for the three months ended September 30, 2007. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service as well as sales from the Company’s new credit limit service introduced during the first quarter.

Data and product costs increased 16% for the third quarter of 2007 compared to the same period of fiscal 2006. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, as well as the cost of new third-party content added to the Company’s website offset in part by lower consulting fees.

Selling, general and administrative expenses increased 9% for the third quarter of fiscal 2007 compared to the same period of fiscal 2006. This increase was primarily due to higher salary and related employee benefit costs, resulting from an increase in the Company’s sales force during the past 12 months, and an increase in professional fees, primarily for outside assistance in complying with the requirements of the Sarbanes-Oxley Act of 2002, partially offset by a decrease in marketing expenses.

Depreciation and amortization decreased 4% for the third quarter of fiscal 2007 compared to the same period of fiscal 2006. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income increased 37% for third quarter of fiscal 2007 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts as well as a higher interest rate received on such funds during the current period compared to the same period last year.

Interest expense decreased 30% for the third quarter of fiscal 2007 compared to the same period of fiscal 2006. This decrease was primarily due to a lower outstanding long-term debt balance.

The Company reported net income of $163,000 versus net income of $79,000 for the three months ended September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30,
	2007		2006
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,665,960	100.00%	$3,171,089	100.00%

Operating expenses:
Data and product costs	1,197,246	32.66%	1,009,400	31.83%
Selling, general and administrative	2,195,938	59.90%	2,169,792	68.42%
Depreciation and amortization	49,416	1.35%	49,997	1.58%

Total operating expenses	3,442,600	93.91%	3,229,189	101.83%

Income (loss) from operations	223,360	6.09%	(58,100)	-1.83%
Other income	62,000	1.70%	49,713	1.57%
Interest expense	(29,584)	-0.81%	(40,824)	-1.29%

Income (loss) before income taxes	255,776	6.98%	(49,211)	-1.55%
Provision for income taxes	14,311	0.39%	4,262	0.14%

Net income (loss)	$241,465	6.59%	$(53,473)	-1.69%

Operating revenues increased 16% for the nine months ended September 30, 2007 versus the first nine months of 2006. This increase was primarily due to an increase in the number of subscribers to the Company’s Internet subscription service as well as sales from the Company’s new credit limit service introduced during the first quarter, offset in part by a decrease in the number of subscribers to the Company’s subscription service for third-party international credit reports.

Data and product costs increased 19% for the first nine months of fiscal 2007 compared to the same period of fiscal 2006. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, as well as the cost of new third-party content added to the Company’s website offset in part by lower consulting fees.

Selling, general and administrative expenses increased 1% for the first nine months of fiscal 2007 compared to the same period of fiscal 2006. This increase was primarily due to an increase in professional fees, principally for outside assistance in complying with the requirements of the Sarbanes-Oxley Act of 2002, partially offset by lower salary and related employee benefit costs, as the result of the Company’s change in benefits provider effective January 1, 2007, and a decrease in marketing expenses.

Depreciation and amortization decreased by 1% for the first nine months of fiscal 2007 compared to the same period of fiscal 2006. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income increased 25% for the first nine months of fiscal 2007 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts as well as a higher interest rate received on such funds during the current period compared to the same period last year.

Interest expense decreased 28% for the first nine months of fiscal 2007 compared to the same period of fiscal 2006. This decrease was due to a lower outstanding long-term debt balance.

The Company reported net income of $241,000 versus a net loss of $53,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

CREDITRISKMONITOR.COM, INC.

(REGISTRANT)

Date: November 12, 2007	By: /s/ Lawrence Fensterstock

Lawrence Fensterstock

Chief Financial Officer