Form 10KSB
period 2007-12-31
CREDITRISKMONITOR COM INC
filed 2008-03-28
CIK 315958

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the fiscal year ended: December 31, 2007

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

State issuer’s revenues for the most recent fiscal year. $4,989,177

The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 6, 2008 was $4,404,122. The Company’s common stock is traded on the OTC Electronic Bulletin Board.

There were 7,694,462 shares of common stock $.01 par value outstanding as of March 6, 2008.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

ITEM 1.	BUSINESS

          In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2008.

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

The CreditRiskMonitor Business

          CRMZ (see our website at www.crmz.com) is an Internet-based publisher of financial information, designed to save time for busy corporate credit professionals, which competes with Dun & Bradstreet, Inc. (“D&BTM”). The service publishes comprehensive commercial credit reports covering public companies worldwide and includes detailed financial statements, ratio analysis and trend reports, peer analyses, Altman Z” default scores, company background information, plus Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) ratings. It also includes trade payment data and public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. The service also provides continuous news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies, including financial statement updates,

SEC filings, Moody’s and S&P rating changes, credit-relevant news stories and press releases.

          Beginning in 2007, the Company added an interactive service for credit managers to use in managing recommended credit line limits for their customers, in light of changes in the companies’ financial strength. This service monitors daily changes in a customized recommended credit limit for each customer and generates alert messages to subscribers as requested, so they can take immediate action when a customer’s circumstances change. Mid-year 2007, the Company added its new proprietary credit score, the “FRISK2” score, to its Fundamental Service. This new proprietary score predicts corporate default within the next 12 months, and provides clients with a fast, consistent method for identifying those companies at greatest risk of default. The FRISK2 score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 10,000 companies over a multi-year period.

          The overall focus of the Company’s services is on facilitating the extension of trade credit from one business to another. The Company is not a “consumer reporting agency” as defined by the Fair Credit Reporting Act, as it is not involved in the communication of information bearing on consumer credit.

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

(1)

An annual fixed-price service (the “Fundamental Service”) with unlimited usage and coverage of public companies, featuring multi-period spreads of financial reports and ratio analysis, as well as up-to-date financial news screened specifically for usefulness in credit evaluation. Another feature of the service is notification and delivery of this news via email, concerning only companies of interest to the subscriber. This service is supplemented with trade receivable data contributed mainly by CRMZ’s subscribers, as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. Midyear 2007, the Company added its proprietary new FRISK2 score, which saves clients time by quickly identifying which companies are at greatest risk of default. At the end of 2007, the Fundamental Service covered over 40,000 public companies worldwide, totaling approximately $38 trillion in corporate revenue. Subscribers may opt, at lower prices, for limited regional coverage: “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

(2)

In February 2007, the Company announced its innovative new Credit Limit Service, sold as an annual subscription. The Credit Limit Service offers subscribers the ability to calculate and monitor credit line limit recommendations. These calculations are based on a sophisticated proprietary statistical model of default risk. The calculations are based, in part, on the subscriber’s own financial situation and relationship with each subject company. The resulting credit limit recommendations are fast, consistent and objective, based on proven risk analysis techniques, and customized to the subscriber’s unique situation. This Credit Limit Service is fully integrated with the Fundamental Service, which provides analytical depth to subscribers when questions arise or more analysis is needed. It is only sold in conjunction with the Fundamental Service, for an additional fee. The fee is based, in part, on the number of subject companies evaluated during the annual subscription period, and includes monitoring.

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

          The viability and potential of CRMZ’s business is made possible by the following characteristics:

•

Low price. The prices of CRMZ’s services are low compared to the subscriber’s possible loss from not getting paid and low compared to the cost of most competitive products (for example, see the Price Comparison chart on our website).

•

Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues therefore may continue to grow as world economic growth slows or declines. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but it appears the “notional” values of these various instruments may be in the range of $25-30 trillion. To put this in perspective, in 2007 the U.S. Gross National Product (“GNP”) was approximately $14 trillion, and the market value of all U.S. public company equity was approximately $17 trillion. Thus, U.S. public companies and private companies with public debt have a looming vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. This dramatically increases the exposure and complexity of extending commercial trade credit and puts a premium on the speed and analysis of CRMZ’s service.

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

•

Self financing. CRMZ’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital. In addition, the Company has approximately $4.6 million of net operating loss carryforwards which may offset future tax liability and thus positively impact cash flow. (See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources; and Net Operating Loss Carryforwards.)

•	Management. CRMZ has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company’s Goals

•

Growth in U.S. market share. Faced with a dominant U.S. competitor, D&B, as well as other several larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while others are aware of but have not evaluated its service.

•

International penetration. Foreign companies doing business in the U.S. may have the same need as domestic companies for CRMZ’s credit analysis of U.S. companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CRMZ’s service.

•

Broaden the services supplied. Revenue per subscriber should increase over time as the Company adds functionality and content, which for example it did in 2007 with the introduction of its Credit Limit Service and also with an increase in coverage of non-U.S. companies. Also, revenue per client should increase over time as the Company sells additional passwords to existing clients.

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

•

High margins and return on investment. The Company foresees declining unit costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company has lower sales expenses for customer renewals than for new sales, and the Company expects that its renewal revenue will grow to be a larger share of total revenue each year. All these naturally occurring unit cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company’s in-place fixed costs.

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

Value Proposition

          The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy credit managers time, at a cost significantly below that of reports from the leading provider (price comparison as of January 30, 2008). Because D&B has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

          The operational strategy CRMZ follows to deliver on its value proposition is straightforward. CRMZ became (and remains) one of the industry’s lowest cost producers of high quality commercial credit information by continuously collecting data from a wide variety of sources and employing sophisticated proprietary computer algorithms to process that data into an extensive database of valuable reports on companies. Highly automated operations add to reliability and consistency, while limiting costs. The Company employs a small number of analysts who selectively review data at critical points in its process to further enhance the quality of its products and their relevance to credit professionals.

          CRMZ employs several different selling strategies to deliver this value to different customer segments:

•

Credit professionals need to save time, when analyzing their most important customers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies, having aggregate revenues of approximately $37 billion, are superior in this way to what is offered by D&B. The CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the Moody’s and S&P ratings, and the Altman Z” and proprietary FRISK2 scores offered by the service enable further efficiency by focusing attention on only those companies showing financial weakness.

•

The Company’s customers typically have contracts with D&B. Traditionally, D&B sells them prepaid units and/or reports (“units”) on an annual basis, which they can then use to buy D&B products throughout the year. The price of each unit depends on the number of units being purchased upfront, with the resulting price of a domestic U.S. BIR generally ranging between $40 and $60. If a customer has unused units at the end of the year, D&B may allow it to carry a percentage of them forward, if the customer renews for another year for at least the same number of units as the previous year. All other unused units may be forfeited. For these customers, CRMZ’s simple unlimited usage fixed price annual subscription represents an opportunity to save money by reducing the customer’s D&B usage. The best practice that CRMZ recommends to its subscription customers is to always search CRMZ’s database first (which does not incur any incremental expense to them) and to save their expensive D&B units for decisions concerning those privately-held businesses where CRMZ may have little or no information. According to the Company’s research, the great majority of customers report saving money as a result of using the CRMZ service. In 2005, the Company became aware that D&B had also begun selling some part of its service on a “fixed-price” basis, and in 2006 D&B expanded this practice under the trade name “DNBi”. It appears that these contracts offer a fixed price for usage of D&B information within a wide range of amounts, the upper end of which is a multiple of the customer’s current usage. D&B attempts to maintain or increase its total annual charges to each DNBi customer, and these charges are generally many times more than comparable CRMZ fees. At the same time, D&B attempts to bind its customers to multi-year agreements, so as to blunt the customer’s ability to reduce its D&B costs over several years. The Company cannot predict the effectiveness of D&B’s strategy much less whether D&B will find this DNBi pricing is even sustainable over multiple years, while attempting to continuously increase its revenues. To date, the tactic has not significantly diminished the Company’s ability to win new customers.

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

Net Operating Loss Carryforwards

          At December 31, 2007, the Company had net operating loss (“NOL”) carryforwards aggregating approximately $4.6 million, expiring in varying amounts over the next nineteen (19) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the “Code”), may be used to minimize the Company’s liability for taxes on future taxable income of the Company, if any.

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

Employees

          As of March 6, 2008, the Company had 43 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

          The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2.	PROPERTY.

          The Company does not own any real property. The Company’s principal office is located in approximately 7,690 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2009 and provides for a monthly cost of $8,394 during the current year and increases of 3% per annum in subsequent years, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

          Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2007, either through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURHASES OF EQUITY SECURITIES.

          The Company’s Common Stock trades in the over-the-counter market “Bulletin Board Service” under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2006 and 2007. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High Bid	Low Bid

2006
First Quarter	$1.70	$1.05
Second Quarter	$1.75	$1.35
Third Quarter	$1.35	$0.60
Fourth Quarter	$2.95	$0.60

2007
First Quarter	$2.70	$1.20
Second Quarter	$2.50	$1.75
Third Quarter	$2.50	$2.32
Fourth Quarter	$2.60	$1.25

          On March 6, 2008, there were approximately 318 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

          The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

          The Company did not repurchase any of its common stock during the fourth quarter of 2007.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

          At December 31, 2007, the Company had cash and cash equivalents of $2.97 million compared to $2.47 million at December 31, 2006. The Company had working capital (i.e., total current assets in excess of total current liabilities) of approximately $44,000 at December 31, 2007 compared to a working capital deficit of approximately $209,000 at December 31, 2006. The Company’s cash ratio (which measures a company’s ability to pay its current bills and is computed by dividing cash and cash equivalents by total current liabilities) improved from 0.68 at December 31, 2006 to 0.76 at December 31, 2007 and its current ratio (which measures a company’s ability to meet its current obligations and is computed by dividing total current assets by total current liabilities) went from 0.94 at December 31, 2006 to 1.01 at December 31, 2007. Additionally, the main component of current liabilities at December 31, 2007 is deferred revenue of $3.39 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

          The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

          As described more fully in Notes 7 and 9 of the Notes to Financial Statements, at December 31, 2007 the Company had certain cash obligations, which are due as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Promissory Note	$286,940	$136,141	$150,799	—	—
Operating leases	231,903	144,654	87,249	—	—

Total	$518,843	$280,795	$238,048	—	—

Off-Balance Sheet Arrangements

          The Company is not a party to any off-balance sheet arrangements.

Results of Operations

          2007 vs. 2006

	Year Ended December 31,

	2007		2006

	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$4,989,177	100.00%	$4,322,785	100.00%

Operating expenses:
Data and product costs	1,651,606	33.11%	1,404,182	32.48%
Selling, general and administrative expenses	2,953,648	59.20%	2,849,002	65.91%
Depreciation and amortization	65,895	1.32%	65,951	1.53%

Total operating expenses	4,671,149	93.63%	4,319,135	99.92%

Income from operations	318,028	6.37%	3,650	0.08%
Other income	93,344	1.87%	68,285	1.58%
Interest expense	(37,535)	-0.75%	(52,416)	-1.21%

Income before income taxes	373,837	7.49%	19,519	0.45%
Provision for state and local income taxes	3,606	0.07%	4,922	0.11%

Net income	$370,231	7.42%	$14,597	0.34%

          Operating revenues increased 15% for fiscal 2007. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service as well as sales from the Company’s new credit limit service introduced during the first quarter.

          Data and product costs increased 18% for fiscal 2007. This increase was primarily due to higher salary and related employee benefits costs including the hiring of additional quality control and IT personnel, as well as the cost of new third-party content added to the Company’s website offset in part by lower consulting fees.

          Selling, general and administrative expenses increased 4% for fiscal 2007. This increase was primarily due to higher salary and related employee benefit costs due to an increase in the Company’s sales force during the past 12 months and an increase in professional fees, primarily for outside assistance in complying with the requirements of the Sarbanes-Oxley Act of 2002, partially offset by a decrease in marketing expenses.

          Depreciation and amortization decreased less than 1% for fiscal 2007, due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

          Other income increased 37% for fiscal 2007, primarily due to a higher level of funds invested in interest bearing accounts as well as a higher interest rate received on such funds during the current period compared to the same period last year.

          Interest expense decreased 28% for fiscal 2007, due to a lower outstanding promissory note balance.

          The Company did not report a provision for Federal income taxes because of the availability of net operating loss carryforwards to offset its current tax liability.

          The Company reported net income of approximately $370,000 for fiscal 2007 compared to net income of approximately $15,000 for the year ended December 31, 2006.

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

          The Company reported net income of approximately $15,000 for fiscal 2006 compared to net income of approximately $1.05 million for the year ended December 31, 2005. This decrease was primarily due to the litigation settlement of $1.1 million received in the second quarter of fiscal 2005.

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

          Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force, invest in product development, operating infrastructure, marketing and promotion. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

Critical Accounting Policies, Estimates and Judgments

          The Company’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management continually evaluates its estimates and judgments, the most critical of which are those related to:

Revenue recognition — CRMZ’s North American and worldwide service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

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

Federal Tax Considerations

          The Company has available net operating loss carryforwards (“NOLs”), which may be used to reduce its Federal income tax liability. However, provisions contained in the Internal Revenue Code of 1986, as amended (the “Code”), may impose substantial limitations upon the Company’s ability to utilize its NOLs. For example, the Company may be subject to the “alternative minimum tax” which does not always permit full utilization of NOLs otherwise available.

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

Recently Issued Accounting Standards

          The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

          Since inception, CRMZ incurred significant operating losses, and it has been generating operating profits only since 2006. There can be no assurance that the Company may not again incur additional losses and negative cash flow. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

          Maintaining and improving profitability depends on the Company’s ability to generate and sustain substantially increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in marketing and promotion, product development and technology and operating infrastructure development. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

          Sarbanes-Oxley Act of 2002. Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed by the SEC. Although we currently comply with all current requirements, we may not be successful in complying with these requirements in the future. In addition, certain of these requirements may require us to make changes to our corporate governance.

ITEM 7.	FINANCIAL STATEMENTS.

          The information required by Item 7, and an index thereto, appears at pages F-1 to F-17 (inclusive) of this Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

          Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since

Jerome S. Flum	67	Chairman of the Board/Chief Executive Officer	1983

William B. Danner	51	President/Chief Operating Officer	2005

Lawrence Fensterstock	57	Senior Vice President/Chief Financial Officer/ Secretary	1999

Andrew J. Melnick	66	Director	2005

Jeffrey S. Geisenheimer	42	Director	2005

Joshua M. Flum	38	Director	2007

Richard J. James	68	Director	1992

          Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. He resigned from the office of Presidency in 2007. From 1968 to 1985, Mr. Flum was in the investment business as an institutional security analyst, research and sales partner at an investment firm and then as a general partner of a private investment pool. Before entering the investment business Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a legal and legislative aide to a U.S. congressman. Mr. Flum has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in Business Administration from Babson College and a JD degree from Georgetown University Law School.

          William B. Danner joined the Company in May 2005 as Chief Marketing Officer, was appointed Chief Operating Officer in October 2005 and appointed President in May 2007. Mr. Danner brings to the Company over 20 years of financial services and information services experience. His most recent experience includes brand strategy and business development consulting for financial services clients at his own firm, Danner Marketing. Clients included WellPoint and Bowne & Co. Previously, he was at Citigate Albert Frank, a marketing communications company in New York City, where he provided strategic planning and brand consulting for a variety of leading financial services organizations including Reuters Instinet and the CFA Institute. From 1997 to 2001, Mr. Danner was Vice President of Market Development at MetLife’s employee-benefits business. Before joining MetLife, he was at Dun & Bradstreet for over 5-1/2 years, most recently as Vice President, Strategic Planning. He spent nearly the first 10 years of his career at General Electric Company, working in increasingly responsible positions at GE Information Services and GE Capital. Mr. Danner earned a BA in economics at Harvard College and an MBA at Harvard Business School.

          Lawrence Fensterstock joined the Company and was elected to his current offices in January 1999. Previously, he joined Market Guide Inc. in September 1996 to assist in the formation of its credit information services division. From 1993 to 1996, Mr. Fensterstock was with Information Clearinghouse Incorporated (“ICI”) and was closely involved in the formation of its credit reporting service. In addition to being responsible for the publication of the various facets of this credit reporting service, he was chief operating and financial officer of ICI. From August 1989 through October 1992, Mr. Fensterstock was Vice President-Controller, Treasurer and Corporate Secretary for a private entity formed to acquire Litton Industries’ office products operations in a leveraged buyout. There, he spent 2-1/2 years acting as de facto chief financial officer. Mr. Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen LLP. He has an MBA degree from The University of Chicago Business School and a BA degree from Queens College.

          Andrew J. Melnick has been a Director since March 2005. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co. a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. Mr. Melnick is non-executive chairman of Copal Partners, a provider of financial research and analytics services through client-specific proprietary products, a director of Pop-A-Lock, a car door unlocking, roadside assistance and locksmith service business, and a director of the New York Society of Security Analysts. Mr. Melnick earned a B.A. in Economics and M.B.A. in Finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

          Jeffrey S. Geisenheimer has been a Director since December 2005. He is Chief Financial Officer of Managed Systems, Inc., a private equity-backed information technology services provider to small and medium sized businesses since July 2007. In this capacity he is responsible for the daily financial and operating activities of the Company. Prior to joining Managed Systems, Mr. Geisenheimer was the Chief Financial Officer of two publicly traded companies (Multex.com, Inc. from 1999 to 2003 and Market Guide, Inc. from 1987 to 1999) and three private equity-backed companies (Register.com, Inc. from March 2007 to July 2007, Instant Information, Inc. from July 2005 to March 2007 and Moneyline Telerate, Inc. from December 2003 to July 2005). While Chief Financial Officer at three of the companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisitions by much larger corporations for a combined transaction value of over $750 million. Mr. Geisenheimer received a Bachelor of Business Administration degree in Banking and Finance and a Master of Business Administration degree in Accounting from Hofstra University.

          Joshua M. Flum was elected a Director in September 2007. He is an executive with CVS Caremark Corporation since July 2004. Mr. Flum began his career at CVS Caremark in Store Operations and is currently the Vice President for Pharmacy Systems. Prior to joining CVS Caremark, Mr. Flum spent three years with The Boston Consulting Group specializing in the Consumer and Retail Practice Area. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. Mr. Flum is the son of Jerome Flum.

          Richard J. James is a Consultant for Sigma Breakthrough Technologies, Inc., working with leading international and domestic Fortune 500 companies to improve their new product development and operational processes, since 2005. From 1980 until 2002, Mr. James served as the Technical Manager for Polaroid Corporation’s Consumer Hardware Division, supporting manufacturing plants in Scotland, China and the United States. In this role he was responsible for increasing the business performance of Polaroid’s instant consumer cameras through improved manufacturing processes and product redesigns. From 1968 through 1979, Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James is a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Product Development. Mr. James holds a BS in Chemical Engineering from Northeastern University and has completed extensive managerial and technical subjects.

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

Significant Employees

          Michael Broos has been Chief Technology Officer since December 2001. He has more than 30 years of experience leading technology teams in the development and implementation of software applications for the Internet, Windows, DOS, and mainframes. Before joining the Company, Mr. Broos was Senior Vice President of Technology for About.com; Chief Technology Officer of Fan2Fan.com; Chief Technology Officer of AKA.com; Vice President of Internet Solutions for Inventure.com; and Vice President of Software Development for Dun & Bradstreet Information Systems for 8 years. Prior to joining Dun & Bradstreet in 1990, Mr. Broos was an independent consultant and entrepreneur for 10 years, during which time he co-founded several software companies, including Infocom (the creators of Zork). Mr. Broos began his career with a ten-year stint on the academic computer research staff of the M.I.T. Laboratory of Computer Science, where he developed interactive, graphical and email-based applications for the ARPANET (the precursor of today’s Internet).

          Al Carmenini has been head of Product Development since July 2005. He is responsible for consulting with customers and enhancing our service. Mr. Carmenini brings to the Company over 20 years of experience in business credit. His background includes a combination of senior operational roles at Revlon and Viacom/Simon & Schuster, as well as product development roles at Walker Interactive Systems, Standard & Poor’s and at Al Carmenini & Associates. He has been a member of the Credit Research Foundation for over 20 years, during which time Mr. Carmenini has served as a trustee as well as an active member of numerous committees, including Future Trends, Benchmarking, Re-engineering, Technology, and Research. He was instrumental in creating the initial benchmarking database for CRF, which is the most in-depth database for business credit & collection in the U.S. today. Mr. Carmenini is a graduate of Fordham University, receiving B.S. degrees in both Marketing Management and Systems.

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

          In performing these functions, the Audit Committee meets periodically with the independent auditors and management to review their work and confirm that they are properly discharging their respective responsibilities. The Audit Committee met four times during the last fiscal year, prior to the filing of the Company’s annual and quarterly SEC reports.

          The Audit Committee currently consists of its outside directors – Andrew Melnick, Jeffrey Geisenheimer, Joshua Flum and Richard James, all of whom, except Mr. Flum, are audit committee financial experts and are independent, as such terms are defined by the SEC.

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

          To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2007, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

Code of Ethics

          CRMZ’s Board of Directors has adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officers. This Code applies to the Company’s Chief Executive Officer, President and Chief Financial Officer (who also is the Company’s principal accounting officer).

ITEM 10.	EXECUTIVE COMPENSATION.

          The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company’s last fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation		Total

Jerome S. Flum,	2007	$ 148,988	$ 8,000	$-0-	$-0-		$ 156,988
Chairman and Chief Executive Officer	2006	$ 145,000	$ 8,000	$183	$15,000	(3)	$ 168,183

William B. Danner,	2007	$ 170,063	$ 18,000	$16,823	$-0-		$ 204,886
President	2006	$ 150,000	$ 18,000	$16,823	$-0-		$ 184,823

Lawrence
Fensterstock,	2007	$ 148,988	$ 18,000	$683	$-0-		$ 167,671
Senior Vice President	2006	$ 153,365	$ 18,000	$683	$-0-		$ 172,048

(1) The amounts in this column reflect bonuses awarded for the fiscal year shown but paid in the subsequent fiscal year.

(2) Represents the compensation costs of stock option awards for financial reporting purposes for the year under SFAS 123R, rather than an amount paid to or realized by the Named Executive Officer.
See Note 5 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with SFAS 123R. The SFAS 123R value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the SFAS 123R amounts will ever by realized.

(3) Beginning January 20, 1999 and continuing through June 30, 2003, in order to conserve the Company’s cash during this start-up period, Mr. Flum agreed to defer a portion of his annual salary. As of June 30, 2003, the cumulative non-interest bearing amount deferred was $238,750. In July 2004, the Company’s Board of Directors agreed to issue 200,000 shares of the Company’s common stock with a fair value of $90,000 as partial payment of this liability as well as paying, in cash, the balance to the Chief Executive Officer, representing the tax “gross-up” on this stock award, thereby reducing the cumulative deferred amount by approximately $150,000 to $88,890. In December 2006, the Company’s Board of Directors agreed to allow Mr. Flum to exercise stock options for 15,000 shares of the Company’s common stock with an exercise price of $15,000 as partial payment of this liability as well as paying, in cash, $15,000 to Mr. Flum, representing the tax “gross-up” on this stock issuance. This transaction reduced the cumulative deferred amount still payable to $58,890. The full amount of his compensation, including the deferred amount, is reflected in the Company’s financial statements.

Outstanding Equity Awards

          No stock options, stock awards or stock appreciation rights were granted to the Company’s executive officers during the last fiscal year.

          The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jerome S.
Flum	5,000	-0-	-0-	$1.0000	07-31-08

William B.	-0-	100,000	-0-	$1.0000	05-09-15
Danner	-0-	50,000	-0-	$1.2500	10-06-15

	150,000	-0-	-0-	$0.0001	08-25-08
Lawrence	-0-	15,000	-0-	$1.0000	12-19-11
Fensterstock	-0-	5,000	-0-	$1.0000	07-13-13

          The closing market price of the Company’s common stock on December 31, 2007 was $2.41 per share.

          All of the options granted may be exercised after three years from the date of grant in installments upon the Company attaining certain specified gross revenue and pre-tax profit margin objectives as set forth in the table below, unless such objectives are modified in the sole discretion of the Board of Directors. In order to achieve the vesting of the applicable percentage of options at each level, both the minimum sales amount and the pre-tax operating margin tests for that level must be met.

	MINIMUM ANNUAL

Level	Gross Sales	Pre-Tax Operating Margin	Options Vested	Cumulative Options Vested

1	$3 Million	20%	6.7%	6.7%
2	$4 Million	23%	6.7%	13.4%
3	$5 Million	27%	10.0%	23.4%
4	$6 Million	36%	10.0%	33.4%
5	$7.5 Million	39%	13.3%	46.7%
6	$9 Million	42%	13.3%	60.0%
7	$11 Million	45%	16.6%	76.6%
8	$14 Million	48%	16.6%	93.2%
9	$17 Million	48%	6.8%	100.0%

          Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in full at the time of such change in control. Accordingly, options to purchase 5,000 and 150,000 shares of common stock granted to Messrs. Flum and Fensterstock, respectively, have become immediately exercisable.

Directors’ Fees

          Commencing September 1994, non-employee directors receive $450 for each Board of Directors’ meeting attended, up to a maximum payment of $1,800 per Director per calendar year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total

Andrew J. Melnick	$1,350	$4,889	$6,239
Jeffrey S. Geisenheimer	$1,350	$5,190	$6,540
Joshua M. Flum	$900	$2,540	$3,440
Richard J. James	$900	$228	$1,128

(1) Represents the compensations costs for financial reporting purposes for the year under SFAS 123R. See Note 5 to the Notes to Financial Statements for the assumptions made in determining SFAS 123R values.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth as of March 6, 2008 information regarding the beneficial ownership of the Company’s voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Flum Partners(2)	4,897,128		62.39%
Jerome S. Flum	5,380,353	(3)(4)	68.54%
William B. Danner	11,395		— *
Lawrence Fensterstock	150,000		1.91%
Andrew J. Melnick	10,000		— *
Jeffrey S. Geisenheimer	58,653		— *
Richard J. James	37,000		— *
All directors and officers (as a group (6 persons))	5,647,401	(3)(4)	71.95%

*less than 1%

(1) Does not give effect to (a) options to purchase 473,500 shares of Common Stock granted to 11 officers and employees pursuant to the 1998 Long Term Incentive Plan of the Company, and (b) options to purchase an aggregate of 109,000 shares granted to the non-employee directors pursuant to the 1998 Long Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 5,000 and 150,000 shares of Common Stock granted to Messrs. Flum and Fensterstock, respectively, which are immediately exercisable

(2) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

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

          The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by stockholders	737,500	$0.9461	675,500
Equity compensation plans not approved by stockholders	—	—	—
Total	737,500	$0.9461	675,500

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          There were no such reportable relationships or related transactions in 2007.

ITEM 13.	EXHIBITS.

(a)	Exhibits

	2	-	Copy of the Asset Purchase Agreement dated December 29, 1998. (1)

	3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999. (3)

	3(ii)	-	Copy of the Company’s By-Laws as amended April 27, 1987 and May 11, 1999. (5)

	10-C	-	Copy of Company’s 1998 Long-Term Incentive Plan. (2)

	14	-	CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (4)

	31.1*	-	Certification of Chief Executive Officer.

	31.2*	-	Certification of Chief Financial Officer.

	32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Registrant’s Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(2)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.

(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (File No. 1-10825) and incorporated herein by reference thereto.

(5)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005 (File No. 1-10825) and incorporated herein by reference thereto.

*	Filed herewith.

DOCUMENTS AVAILABLE UPON REQUEST

          All exhibits indicated above are available upon request and payment of a reasonable fee approximating the Company’s cost of providing and mailing the exhibits by writing to:

          Office of the Secretary, CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Suite A, Valley Cottage, NY 10989.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The aggregate fees incurred by J.H. Cohn LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,

	2007	2006

Audit fees (1)	$75,000	$71,000
Audit related fees (2)	7,000	—
Tax fees (3)	8,000	8,000
All other fees	—	—

Total fees	$90,000	$79,000

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns.

          The engagement of J.H. Cohn LLP for the 2007 and 2006 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

          The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 28, 2008	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Date: March 28, 2008	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer

Date: March 28, 2008	By: /s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 28, 2008	By: /s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 28, 2008	By: /s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 28, 2008	By: /s/	Richard J. James
Richard J. James
Director

CREDITRISKMONITOR.COM, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2007 and 2006, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ J.H. Cohn LLP

Jericho, New York
March 10, 2008

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$2,973,263	$2,467,520
Accounts receivable, net of allowance of $30,000	737,436	647,484
Other current assets	260,657	297,267

Total current assets	3,971,356	3,412,271

Property and equipment, net	149,773	131,211
Goodwill	1,954,460	1,954,460
Other assets	27,753	27,753

Total assets	$6,103,342	$5,525,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$3,391,339	$2,985,724
Accounts payable	51,119	78,364
Accrued expenses	348,745	415,645
Current portion of long-term debt	136,141	122,870
Current portion of capitalized lease obligations	—	18,437

Total current liabilities	3,927,344	3,621,040

Long-term debt, net of current portion	150,799	286,940
Other liabilities	66,422	73,392

Total liabilities	4,144,565	3,981,372

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,694,462	76,944	76,944
Additional paid-in capital	28,221,907	28,177,684
Accumulated deficit	(26,340,074)	(26,710,305)

Total stockholders’ equity	1,958,777	1,544,323

Total liabilities and stockholders’ equity	$6,103,342	$5,525,695

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006

Operating revenues	$4,989,177	$4,322,785

Operating expenses:
Data and product costs	1,651,606	1,404,182
Selling, general and administrative expenses	2,953,648	2,849,002
Depreciation and amortization	65,895	65,951

Total operating expenses	4,671,149	4,319,135

Income from operations	318,028	3,650
Other income	93,344	68,285
Interest expense	(37,535)	(52,416)

Income before income taxes	373,837	19,519
Provision for state and local income taxes	3,606	4,922

Net income	$370,231	$14,597

Net income per share-
Basic	$0.05	$0.00
Diluted	$0.05	$0.00

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock

	Shares	Amount

Balance January 1, 2006	7,679,462	$76,794	$28,122,383	$(26,724,902)	$1,474,275

Net income	—	—	—	14,597	14,597
Exercise of stock option settled by reduction in accrued compensation	15,000	150	14,850	—	15,000
Stock-based compensation	—	—	40,451	—	40,451

Balance December 31, 2006	7,694,462	76,944	28,177,684	(26,710,305)	1,544,323

Net income	—	—	—	370,231	370,231
Stock-based compensation	—	—	44,223	—	44,223

Balance December 31, 2007	7,694,462	$76,944	$28,221,907	$(26,340,074)	$1,958,777

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net income	$370,231	$14,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,895	65,951
Stock-based compensation	44,223	40,451
Deferred salary	(5,833)	(9,167)
Deferred rent	(1,137)	1,747
Changes in operating assets and liabilities:
Accounts receivable, net	(89,952)	11,119
Other current assets	36,610	(106,130)
Other assets	—	6,101
Deferred revenue	405,615	378,155
Accounts payable	(27,245)	(47,226)
Accrued expenses	(66,900)	257,969

Net cash provided by operating activities	731,507	613,567

Cash flows from investing activities:
Purchase of property and equipment	(84,457)	(43,473)

Net cash used in investing activities	(84,457)	(43,473)

Cash flows from financing activities:
Payments on promissory note	(122,870)	(110,893)
Payments on capital lease obligations	(18,437)	(26,467)

Net cash used in financing activities	(141,307)	(137,360)

Net increase in cash and cash equivalents	505,743	432,734
Cash and cash equivalents at beginning of year	2,467,520	2,034,786

Cash and cash equivalents at end of year	$2,973,263	$2,467,520

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$41,115	$53,450

Income taxes	$3,606	$4,922

Payout of stock option exercise through a reduction of accrued compensation	$—	$15,000

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

Cash and Cash Equivalents

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of six months or less are considered cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments. Assets under capital leases are amortized on the straight-line method over their primary term. Estimated useful lives are generally as follows: fixtures, equipment and software—3 to 6 years; capitalized leases—3 to 5 years; and leasehold improvements—lower of life or term of lease.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2007 and 2006 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2007, management believes no impairment of long-lived assets has occurred.

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

Revenue Recognition

CRMZ’s North American and worldwide service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists,

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

Income Per Share

Income per share is computed under the provisions of SFAS No. 128, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2007 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 10).

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments. The Company’s promissory note was originally discounted, as appropriate, to bear an interest rate that represents the cost of borrowings with third-party lenders. Management believes that the carrying value of the note approximates its fair value at December 31, 2007 and 2006.

Comprehensive Income

The Company adheres to the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2007 and 2006, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. This pronouncement

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.

The Company adopted SFAS 123R at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule).

See Note 5 for more information regarding the Company’s stock compensation plan.

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2007 and 2006.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2007	2006

Cash	$353,407	$2,194,990
Money market funds	1,125,124	272,530
U.S. Government securities	1,494,732	—

	$2,973,263	$2,467,520

NOTE 4 - INCOME TAXES

The Company has generated net operating loss (“NOL”) carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2007, the Company had Federal NOL carryforwards of approximately $4,637,000, which expire through 2026.

The actual tax expense for 2007 and 2006 differs from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

	2007	2006

Computed “expected” expense	$127,116	$2,928
Expiration of net operating loss carryforward	142,024	—
Permanent timing differences	1,252	292
State and local income tax expense	3,451	4,922
Other	31,796	—
Decrease in valuation allowance	(302,033)	(3,220)

State and local income tax expense	$3,606	$4,922

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$1,854,479	$2,090,806
Other	58,684	61,155

Total deferred tax assets	1,913,163	2,151,961
Valuation allowance	(1,495,551)	(1,797,584)

Net deferred tax assets	417,612	354,377

Deferred tax liabilities:
Goodwill amortization	(411,935)	(351,068)
Fixed asset depreciation	(5,677)	(3,309)

Total deferred tax liabilities	(417,612)	(354,377)

Net deferred tax assets	$—	$—

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

The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was a decrease of $302,033 and $170,029, respectively.

NOTE 5 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2007, 737,500 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2007, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2007, the Company has one stock option plan: the 1998 Long-Term Incentive Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 2007, there were options outstanding for 737,500 shares of common stock under this plan.

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

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2007 and 2006, nor are there any stock appreciation rights outstanding at December 31, 2007 and 2006.

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2007 and 2006 are as follows:

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	737,500	$0.9461
Forfeited	(27,000)	3.7222
Exercised	(15,000)	1.0000

Outstanding at December 31, 2006	695,500	$0.8372
Granted	55,000	2.3818
Forfeited	(13,000)	1.1923

Outstanding at December 31, 2007	737,500	$0.9461

As of December 31, 2007, there were 675,500 shares of common stock reserved for the granting of additional options.

The Company adopted SFAS 123R at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all stock options and restricted stock awards unvested at the time of adoption over the remaining requisite service period (generally the vesting schedule).

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the years ended December 31:

	2007	2006

Data and product costs	$7,810	$7,810
Selling, general and administrative costs	36,413	32,641

	$44,223	$40,451

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock through the date of grant. The Company uses the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, to estimate the options’ expected term. The risk-free interest rate used is based on the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the option.

No options were granted during the year ended December 31, 2006. The fair value of options granted during the year ended December 31, 2007, ranged from $2.19 to $2.39, with a weighted-average fair value of $2.21. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Assumption	Year ended December 31, 2007

Risk-free interest rate	4.43%
Expected dividend yield	0.00%
Expected volatility factor	1.77
Expected life of the option (years)	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.0001 - $ 0.9900	150,000	0.65	$0.0001	150,000	$0.0001
$ 1.0000 - $ 1.2000	443,500	6.38	$1.0000	5,000	$1.0000
$ 1.2100 - $ 1.6500	89,000	7.84	$1.3848	—	—
$ 1.6600 - $ 2.4000	55,000	9.72	$2.3818	—	—

	737,500	5.64	$0.9461	155,000	$0.0324

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.41 as of December 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 and 2006 was $1,079,610 and $368,535, respectively.

As of December 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $326,000. This cost will be amortized on a straight-line basis over a weighted average term of 3.92 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2007	2006

Computer equipment and software	$306,283	$260,159
Furniture and fixtures	74,814	70,391
Leasehold improvements	35,855	35,855
Capitalized lease	90,043	90,043

	506,995	456,448
Less accumulated depreciation and amortization	(357,222)	(325,237)

	$149,773	$131,211

NOTE 7 - PROMISSORY NOTE

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

The principal maturities on this note subsequent to December 31, 2007 are as follows:

Year Ending December 31,	Amount

2008	$136,141
2009	150,799

286,940
Less current portion	136,141

$150,799

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - ACCRUED COMPENSATION

Beginning January 20, 1999 and continuing through June 30, 2003, the Company’s Chairman and Chief Executive Officer agreed to defer a portion of his annual salary. In December 2006, the Company’s Board of Directors agreed to allow the Chairman and Chief Executive Officer to exercise stock options for 15,000 shares of the Company’s common stock with an exercise price of $15,000 as partial payment of this liability as well as paying, in cash, $15,000 to the Chairman and Chief Executive Officer, representing the tax “gross-up” on this stock issuance. This transaction reduced the cumulative deferred amount still payable to $58,890. The full amount of his compensation, including the deferred amount, is reflected in the Company’s financial statements.

NOTE 9 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires in 2009. The Company also leases certain equipment under operating leases that expire through 2009. Rental expenses under operating leases were $158,854 and $152,108 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2007 are as follows:

Operating Leases

2008	$144,654
2009	87,249

Total minimum lease payments	$231,903

NOTE 10 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2007	2006

Net income	$370,231	$14,597

Basic weighted average common shares outstanding	7,694,462	7,680,591

Net income per share – basic	$0.05	$0.00

Diluted weighted average common shares outstanding	8,138,336	7,950,989

Net income per share – diluted	$0.05	$0.00