Form 10-Q
period 2008-03-31
CREDITRISKMONITOR COM INC
filed 2008-05-12
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 1-8601

CREDITRISKMONITOR.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-2972588

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

704 Executive Boulevard, Suite A Valley Cottage, New York 10989

(Address of principal executive offices)

(845) 230-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value — 7,694,462 shares outstanding as of May 2, 2008.

CREDITRISKMONITOR.COM, INC.
INDEX

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	13

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	Dec. 31, 2007

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$3,216,565	$2,973,263
Accounts receivable, net of allowance	733,286	737,436
Other current assets	199,684	260,657

Total current assets	4,149,535	3,971,356

Property and equipment, net	161,889	149,773
Goodwill	1,954,460	1,954,460
Prepaid and other assets	45,465	27,753

Total assets	$6,311,349	$6,103,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$3,624,580	$3,391,339
Accounts payable	81,581	51,119
Accrued expenses	273,258	348,745
Current portion of long-term debt	139,676	136,141

Total current liabilities	4,119,095	3,927,344

Long-term debt, net of current portion	114,525	150,799
Other liabilities	65,710	66,422

Total liabilities	4,299,330	4,144,565

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,694,462 shares	76,944	76,944
Additional paid-in capital	28,235,381	28,221,907
Accumulated deficit	(26,300,306)	(26,340,074)

Total stockholders’ equity	2,012,019	1,958,777

Total liabilities and stockholders’ equity	$6,311,349	$6,103,342

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Operating revenues	$1,365,190	$1,158,800

Operating expenses:
Data and product costs	431,228	421,256
Selling, general and administrative expenses	892,246	703,143
Depreciation and amortization	17,539	16,639

Total operating expenses	1,341,013	1,141,038

Income from operations	24,177	17,762
Other income	24,726	18,390
Interest expense	(7,245)	(10,837)

Income before income taxes	41,658	25,315
Provision for income taxes	1,890	5,168

Net income	$39,768	$20,147

Net income per share of common stock:

Basic	$0.01	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:

Basic	7,694,462	7,679,462
Diluted	8,113,970	8,102,930

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$39,768	$20,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,539	16,639
Deferred rent	(712)	21
Stock-based compensation	13,474	10,067
Changes in operating assets and liabilities:
Accounts receivable	4,150	141,274
Other current assets	60,973	119,327
Prepaid and other assets	(17,712)	(12,118)
Deferred revenue	233,241	(36,923)
Accounts payable	30,462	(4,187)
Accrued expenses	(75,487)	(166,488)

Net cash provided by operating activities	305,696	87,759

Cash flows from investing activities:
Purchase of property and equipment	(29,655)	(2,254)

Net cash used in investing activities	(29,655)	(2,254)

Cash flows from financing activities:
Payments on long-term debt	(32,739)	(29,547)
Payments on capitalized lease obligations	—	(7,075)

Net cash used in financing activities	(32,739)	(36,622)

Net increase in cash and cash equivalents	243,302	48,883
Cash and cash equivalents at beginning of period	2,973,263	2,467,520

Cash and cash equivalents at end of period	$3,216,565	$2,516,403

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The condensed financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the “Company” or “CRM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The December 31, 2007 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

(2)	Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three months ended March 31:

	2008	2007

Data and product costs	$1,952	$1,953
Selling, general and administrative expenses	11,522	8,114

	$13,474	$10,067

(3)	Other Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of March 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

(4)	Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

(5)	Subsequent Events

In April 2008, the Company prepaid, without penalty, the remaining $254,000 balance on the promissory note related to the January 1999 purchase of the CreditRisk Monitor credit information service from Market Guide Inc. This note provided for periodic monthly payments with the last payment due on December 31, 2009.

Also in April 2008, the Company paid in full the remaining deferred compensation owed to its Chairman and Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had cash and cash equivalents of $3.22 million compared to $2.97 million at December 31, 2007. The Company had working capital (i.e., total current assets in excess of total current liabilities) of approximately $30,000 at March 31, 2008 compared to approximately $44,000 at December 31, 2007. The Company’s cash ratio (which measures a company’s ability to pay its current bills and is computed by dividing cash and cash equivalents by total current liabilities) improved from 0.76 at December 31, 2007 to 0.78 at March 31, 2008 and its current ratio (which measures a company’s ability to meet its current obligations and is computed by dividing total current assets by total current liabilities) stayed at 1.01 at December 31, 2007 and March 31, 2008. Additionally, the main component of current liabilities at March 31, 2008 is deferred revenue of $3.62 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs, including debt service, for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

		3 Months Ended March 31,

	2008		2007

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$1,365,190	100.00%	$1,158,800	100.00%

Operating expenses:
Data and product costs	431,228	31.59%	421,256	36.35%
Selling, general and administrative expenses	892,246	65.36%	703,143	60.68%
Depreciation and amortization	17,539	1.28%	16,639	1.44%

Total operating expenses	1,341,013	98.23%	1,141,038	98.47%

Income from operations	24,177	1.77%	17,762	1.53%
Other income	24,726	1.81%	18,390	1.59%
Interest expense	(7,245)	-0.53%	(10,837)	-0.94%

Income before income taxes	41,658	3.05%	25,315	2.18%
Provision for income taxes	1,890	0.14%	5,168	0.44%

Net income	$39,768	2.91%	$20,147	1.74%

Operating revenues increased 18% for the three months ended March 31, 2008. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service as well as sales from the Company’s new credit limit service introduced during the first quarter of 2007.

Data and product costs increased 2% for the first quarter of 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher salary and related employee benefits, including the hiring of an additional senior programmer, as well as the higher cost of third-party content offset in part by lower consulting fees.

Selling, general and administrative expenses increased 27% for the first quarter of fiscal 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher salary and related employee benefit costs, resulting from an increase in the Company’s sales force during the past 12 months, an increase in professional fees, primarily for outside assistance in complying with the requirements of the Sarbanes-Oxley Act of 2002, and an increase in marketing expenses.

Depreciation and amortization increased 5% for the first quarter of fiscal 2008 compared to the same period of fiscal 2007. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past their depreciable life.

Other income increased 34% for first quarter of fiscal 2008 compared to the same period last year. This increase was due to a higher level of funds invested in interest bearing accounts.

Interest expense decreased 33% for the first quarter of fiscal 2008 compared to the same period of fiscal 2007. This decrease was primarily due to a lower outstanding long-term debt balance.

The Company reported net income of approximately $40,000 versus net income of approximately $20,000 for the three months ended March 31, 2008 and 2007, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions and litigation issues. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “plans” or words of similar meaning are intended to identify forward-looking statements. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company’s beliefs or expectations are those listed under “Results of Operations” and other factors referenced herein or from time to time as “risk factors” or otherwise in the Company’s Registration Statements or Securities and Exchange Commission reports.

Item 4T. Controls and Procedures

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 12, 2008	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer