Form 10-Q
period 2008-06-30
CREDITRISKMONITOR COM INC
filed 2008-08-11
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ____________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value -- 7,699,462 shares outstanding as of August 4, 2008.

CREDITRISKMONITOR.COM, INC.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	Dec. 31, 2007

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,236,612	$2,973,263
Accounts receivable, net of allowance	691,317	737,436
Other current assets	152,174	260,657

Total current assets	4,080,103	3,971,356

Property and equipment, net	172,336	149,773
Goodwill	1,954,460	1,954,460
Prepaid and other assets	34,026	27,753

Total assets	$6,240,925	$6,103,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$3,789,651	$3,391,339
Accounts payable	60,589	51,119
Accrued expenses	333,602	348,745
Current portion of long-term debt	—	136,141

Total current liabilities	4,183,842	3,927,344

Long-term debt, net of current portion	—	150,799
Other liabilities	6,108	66,422

Total liabilities	4,189,950	4,144,565

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,699,462 and 7,694,462 shares, respectively	76,994	76,944
Additional paid-in capital	28,253,805	28,221,907
Accumulated deficit	(26,279,824)	(26,340,074)

Total stockholders’ equity	2,050,975	1,958,777

Total liabilities and stockholders’ equity	$6,240,925	$6,103,342

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Operating revenues	$1,404,450	$1,233,177

Operating expenses:
Data and product costs	447,743	408,046
Selling, general and administrative expenses	921,497	754,042
Depreciation and amortization	20,471	16,688

Total operating expenses	1,389,711	1,178,776

Income from operations	14,739	54,401
Other income	8,738	18,390
Interest expense	(2,528)	(9,889)

Income before income taxes	20,949	62,902
Provision for income taxes	467	5,014

Net income	$20,482	$57,888

Net income per share of common stock:

Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding:

Basic	7,694,473	7,694,462
Diluted	8,058,513	8,142,415

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Operating revenues	$2,769,640	$2,391,977

Operating expenses:
Data and product costs	878,971	829,302
Selling, general and administrative expenses	1,813,743	1,457,186
Depreciation and amortization	38,010	33,327

Total operating expenses	2,730,724	2,319,815

Income from operations	38,916	72,162
Other income	33,464	36,780
Interest expense	(9,773)	(20,726)

Income before income taxes	62,607	88,216
Provision for income taxes	2,357	10,182

Net income	$60,250	$78,034

Net income per share of common stock:

Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:

Basic	7,694,467	7,694,462
Diluted	8,086,241	8,122,673

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$60,250	$78,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,010	33,327
Deferred rent	(1,424)	43
Stock-based compensation	26,948	20,134
Changes in operating assets and liabilities:
Accounts receivable	46,119	(234,824)
Other current assets	108,483	151,427
Prepaid and other assets	(6,273)	(5,280)
Deferred revenue	398,312	491,123
Accounts payable	9,470	(19,361)
Accrued expenses	(15,143)	(181,611)
Other liabilities	(58,890)	(5,833)

Net cash provided by operating activities	605,862	327,179

Cash flows from investing activities:
Purchase of property and equipment	(60,573)	(3,833)

Net cash used in investing activities	(60,573)	(3,833)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,000	—
Payments on long-term debt	(286,940)	(59,861)
Payments on capitalized lease obligations	—	(14,343)

Net cash used in financing activities	(281,940)	(74,204)

Net increase in cash and cash equivalents	263,349	249,142
Cash and cash equivalents at beginning of period	2,973,263	2,467,520

Cash and cash equivalents at end of period	$3,236,612	$2,716,662

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

In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,

	2008	2007	2008	2007

Data and product costs	$1,952	$1,953	$3,905	$3,905
Selling, general and administrative expenses	11,522	8,114	23,043	16,229

	$13,474	$10,067	$26,948	$20,134

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report.

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

(5) Promissory Note

In April 2008, the Company prepaid, without penalty, the remaining $254,000 balance on the promissory note related to the January 1999 purchase of the CreditRisk Monitor credit information service from Market Guide Inc. This note provided for periodic monthly payments with the last payment due on December 31, 2009.

(6) Deferred Compensation

In April 2008, the Company paid in full the remaining deferred compensation owed to its Chairman and Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had cash and cash equivalents of $3.24 million compared to $2.97 million at December 31, 2007. The Company had a working capital deficit (i.e., total current liabilities in excess of total current assets) of approximately $104,000 at June 30, 2008 compared to working capital of approximately $44,000 at December 31, 2007. This decrement in working capital is the result of the Company’s prepayment of its promissory note as well as the remaining deferred compensation balance owed, both of these actions having occurred in April 2008. The Company’s cash ratio (which measures a company’s ability to pay its current bills and is computed by dividing cash and cash equivalents by total current liabilities) and its current ratio (which measures a company’s ability to meet its current obligations and is computed by dividing total current assets by total current liabilities) remained relatively stable from December 31, 2007 to June 30, 2008. Additionally, the main component of current liabilities at June 30, 2008 is deferred revenue of $3.79 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended June 30,

	2008		2007

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$1,404,450	100.00%	$1,233,177	100.00%

Operating expenses:
Data and product costs	447,743	31.88%	408,046	33.09%
Selling, general and administrative expenses	921,497	65.61%	754,042	61.15%
Depreciation and amortization	20,471	1.46%	16,688	1.35%

Total operating expenses	1,389,711	98.95%	1,178,776	95.59%

Income from operations	14,739	1.05%	54,401	4.41%
Other income	8,738	0.62%	18,390	1.49%
Interest expense	(2,528)	(0.18%)	(9,889)	(0.80%)

Income before income taxes	20,949	1.49%	62,902	5.10%
Provision for income taxes	467	0.03%	5,014	0.41%

Net income	$20,482	1.46%	$57,888	4.69%

Operating revenues increased 14% for the three months ended June 30, 2008. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service as well as sales from the Company’s new credit limit service introduced during the first quarter of 2007, offset in part by a decrease in the number of subscribers to the Company’s third-party international credit report subscription service.

Data and product costs increased 10% for the second quarter of 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher consulting fees, higher salary and related employee benefits, including the hiring of an additional senior programmer, and the higher cost of third-party content due to price increases.

Selling, general and administrative expenses increased 22% for the second quarter of fiscal 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher salary and related employee benefit costs, resulting from an increase in the Company’s sales force during the past 12 months, offset by a decrease in professional fees, primarily related to fees incurred in 2007 for outside assistance in complying with the requirements of the Sarbanes-Oxley Act of 2002. New salespeople require a learning curve to understand and sell the Company’s service. Thus, there is a lag between the increase in the Company’s sales force and anticipated higher sales.

Depreciation and amortization increased 23% for the second quarter of fiscal 2008 compared to the same period of fiscal 2007. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income decreased 52% for second quarter of fiscal 2008 compared to the same period last year. This decrease was due to a decrease in interest rates.

Interest expense decreased 74% for the second quarter of fiscal 2008 compared to the same period of fiscal 2007. This decrease was primarily due to the Company prepaying its long-term debt in April 2008.

	Six Months Ended June 30,

	2008		2007

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$2,769,640	100.00%	$2,391,977	100.00%

Operating expenses:
Data and product costs	878,971	31.74%	829,302	34.67%
Selling, general and administrative expenses	1,813,743	65.49%	1,457,186	60.92%
Depreciation and amortization	38,010	1.37%	33,327	1.39%

Total operating expenses	2,730,724	98.60%	2,319,815	96.98%

Income from operations	38,916	1.40%	72,162	3.02%
Other income	33,464	1.21%	36,780	1.54%
Interest expense	(9,773)	(0.35%)	(20,726)	(0.87%)

Income before income taxes	62,607	2.26%	88,216	3.69%
Provision for income taxes	2,357	0.08%	10,182	0.43%

Net income	$60,250	2.18%	$78,034	3.26%

Operating revenues increased 16% for the six months ended June 30, 2008 versus the first half of 2007. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service as well as sales from the Company’s new credit limit service introduced during the first quarter of 2007, offset in part by a decrease in the number of subscribers to the Company’s third-party international credit report subscription service.

Data and product costs increased 6% for the first six months of fiscal 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, as well as the cost of new third-party content added to the Company’s website offset in part by lower consulting fees.

Selling, general and administrative expenses increased 24% for the first six months of fiscal 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher salary and related employee benefit costs, due to an increase in the Company’s sales force during the past 12 month. New salespeople require a learning curve to understand and sell the Company’s service. Thus, there is a lag between the increase in the Company’s sales force and anticipated higher sales.

Depreciation and amortization increased by 14% for the first six months of fiscal 2008 compared to the same period of fiscal 2007. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income decreased 9% for the first six months of fiscal 2008 compared to the same period last year. This decrease was due to a decrease in interest rates.

Interest expense decreased 53% for the first six months of fiscal 2008 compared to the same period of fiscal 2007. This decrease was primarily due to the Company prepaying its long-term debt in April 2008, as well as a lower outstanding long-term debt balance during the first quarter of 2008.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 11, 2008	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer