Form 10-Q
period 2008-09-30
CREDITRISKMONITOR COM INC
filed 2008-11-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
          Common stock $.01 par value — 7,849,462 shares outstanding as of November 3, 2008.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	Sept. 30, 2008	Dec. 31, 2007

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$3,257,441	$2,973,263
Accounts receivable, net of allowance	861,057	737,436
Other current assets	160,975	260,657

Total current assets	4,279,473	3,971,356

Property and equipment, net	235,164	149,773
Goodwill	1,954,460	1,954,460
Prepaid and other assets	26,867	27,753

Total assets	$6,495,964	$6,103,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$3,829,548	$3,391,339
Accounts payable	112,783	51,119
Accrued expenses	371,193	348,745
Current portion of long-term debt	—	136,141

Total current liabilities	4,313,524	3,927,344

Long-term debt, net of current portion	—	150,799
Other liabilities	4,892	66,422

Total liabilities	4,318,416	4,144,565

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,849,462 and 7,694,462 shares, respectively	78,494	76,944
Additional paid-in capital	28,265,794	28,221,907
Accumulated deficit	(26,166,740)	(26,340,074)

Total stockholders’ equity	2,177,548	1,958,777

Total liabilities and stockholders’ equity	$6,495,964	$6,103,342

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Operating revenues	$1,493,498	$1,273,983

Operating expenses:
Data and product costs	456,891	367,944
Selling, general and administrative expenses	909,565	738,751
Depreciation and amortization	19,818	16,089

Total operating expenses	1,386,274	1,122,784

Income from operations	107,224	151,199
Other income	6,821	25,220
Interest expense	(80)	(8,858)

Income before income taxes	113,965	167,561
Provision for income taxes	880	4,129

Net income	$113,085	$163,432

Net income per share of common stock:

Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding:

Basic	7,709,139	7,694,462
Diluted	7,848,460	8,144,281

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Operating revenues	$4,263,138	$3,665,960

Operating expenses:
Data and product costs	1,335,862	1,197,246
Selling, general and administrative expenses	2,723,308	2,195,938
Depreciation and amortization	57,829	49,416

Total operating expenses	4,116,999	3,442,600

Income from operations	146,139	223,360
Other income	40,285	62,000
Interest expense	(9,853)	(29,584)

Income before income taxes	176,571	255,776
Provision for income taxes	3,237	14,311

Net income	$173,334	$241,465

Net income per share of common stock:

Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average number of common shares outstanding:

Basic	7,699,466	7,694,462
Diluted	8,007,976	8,129,875

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$173,334	$241,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,829	49,416
Deferred rent	(2,640)	(426)
Stock-based compensation	40,422	31,016
Changes in operating assets and liabilities:
Accounts receivable	(123,621)	14,407
Other current assets	99,682	164,523
Prepaid and other assets	886	1,557
Deferred revenue	438,209	277,280
Accounts payable	61,664	2,910
Accrued expenses	22,448	(171,729)
Other liabilities	(58,890)	(5,832)

Net cash provided by operating activities	709,323	604,587

Cash flows from investing activities:
Purchase of property and equipment	(143,220)	(8,256)

Net cash used in investing activities	(143,220)	(8,256)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,015	—
Payments on long-term debt	(286,940)	(90,962)
Payments on capitalized lease obligations	—	(18,437)

Net cash used in financing activities	(281,925)	(109,399)

Net increase in cash and cash equivalents	284,178	486,932
Cash and cash equivalents at beginning of period	2,973,263	2,467,520

Cash and cash equivalents at end of period	$3,257,441	$2,954,452

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed financial statements included herein have been prepared by CreditRiskMonitor.com, Inc. (the “Company” or “CRM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The December 31, 2007 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,

	2008	2007	2008	2007

Data and product costs	$1,952	$1,953	$5,857	$5,858
Selling, general and administrative expenses	11,522	8,929	34,565	25,158

	$13,474	$10,882	$40,422	$31,016

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report.

Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

(4) Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended September 30,		9 Months Ended September 30,

	2008	2007	2008	2007

Weighted average shares outstanding – basic	7,709,139	7,694,462	7,699,466	7,694,462
Potential shares exercisable under stock option plans	527,500	695,500	647,500	695,500
LESS: Shares which could be repurchased under treasury stock method	(388,179)	(245,681)	(338,990)	(260,087)

Weighted average shares outstanding – diluted	7,848,460	8,144,281	8,007,976	8,129,875

The diluted earnings per share calculation for the three and nine months ended September 30, 2008 excluded 55,000 shares related to stock options as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

(5) Promissory Note

In April 2008, the Company prepaid, without penalty, the remaining $254,000 balance on the promissory note related to the January 1999 purchase of the CreditRisk Monitor credit information service from Market Guide Inc. This note provided for periodic monthly payments with the last payment due on December 31, 2009.

(6) Deferred Compensation

In April 2008, the Company paid in full the remaining deferred compensation of $58,890 owed to its Chairman and Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur. To the contrary, monthly bookings of new business subscriptions for September 2008 were the highest in the Company’s history supporting our belief that the need for credit information is non-cyclical (see discussion on “Non-cyclical” found on page 4 of our 2007 Form 10-KSB).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had cash and cash equivalents of $3.26 million compared to $2.97 million at December 31, 2007. The Company had a working capital deficit (i.e., total current liabilities in excess of total current assets) of approximately $34,000 at September 30, 2008 compared to working capital of approximately $44,000 at December 31, 2007. This decrement in working capital is the result of the Company’s prepayment of its promissory note as well as the remaining deferred compensation balance owed, both of these actions having occurred in April 2008. The Company’s cash ratio (which measures a company’s ability to pay its current bills and is computed by dividing cash and cash equivalents by total current liabilities) and its current ratio (which measures a company’s ability to meet its current obligations and is computed by dividing total current assets by total current liabilities) remained relatively stable from December 31, 2007 to September 30, 2008. Additionally, the main component of current liabilities at September 30, 2008 is deferred revenue of $3.83 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that it will have sufficient resources to meet its working capital and capital expenditure needs for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended September 30,

	2008		2007

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$1,493,498	100.00%	$1,273,983	100.00%

Operating expenses:
Data and product costs	456,891	30.59%	367,944	28.88%
Selling, general and administrative expenses	909,565	60.90%	738,751	57.99%
Depreciation and amortization	19,818	1.33%	16,089	1.26%

Total operating expenses	1,386,274	92.82%	1,122,784	88.13%

Income from operations	107,224	7.18%	151,199	11.87%
Other income	6,821	0.46%	25,220	1.98%
Interest expense	(80)	(0.01%)	(8,858)	(0.70%)

Income before income taxes	113,965	7.63%	167,561	13.15%
Provision for income taxes	880	0.06%	4,129	0.32%

Net income	$113,085	7.57%	$163,432	12.83%

Operating revenues increased 17% for the three months ended September 30, 2008. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service, offset in part by a decrease in the number of subscribers to the Company’s third-party international credit report subscription service.

Data and product costs increased 24% for the third quarter of 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher consulting fees, higher salary and related employee benefits, including the hiring of an additional senior programmer, and the higher cost of third-party content due to price increases.

Selling, general and administrative expenses increased 23% for the third quarter of fiscal 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher salary and related employee benefit costs, resulting from an increase in the Company’s sales force during the past 12 months, and higher marketing expenses. New salespeople require a learning curve to understand and sell the Company’s service. Thus, there is a lag between the increase in the Company’s sales force and anticipated higher sales.

Depreciation and amortization increased 23% for the third quarter of fiscal 2008 compared to the same period of fiscal 2007. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income decreased 73% for third quarter of fiscal 2008 compared to the same period last year. This decrease was due to a decrease in interest rates.

Interest expense decreased 99% for the third quarter of fiscal 2008 compared to the same period of fiscal 2007. This decrease was primarily due to the Company prepaying its long-term debt in April 2008.

	Nine Months Ended September 30,

	2008		2007

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,263,138	100.00%	$3,665,960	100.00%

Operating expenses:
Data and product costs	1,335,862	31.33%	1,197,246	32.66%
Selling, general and administrative expenses	2,723,308	63.88%	2,195,938	59.90%
Depreciation and amortization	57,829	1.36%	49,416	1.35%

Total operating expenses	4,116,999	96.57%	3,442,600	93.91%

Income from operations	146,139	3.43%	223,360	6.09%
Other income	40,285	0.94%	62,000	1.70%
Interest expense	(9,853)	(0.23%)	(29,584)	(0.81%)

Income before income taxes	176,571	4.14%	255,776	6.98%
Provision for income taxes	3,237	0.07%	14,311	0.39%

Net income	$173,334	4.07%	$241,465	6.59%

Operating revenues increased 16% for the nine months ended September 30, 2008 versus the first nine months of 2007. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service, offset in part by a decrease in the number of subscribers to the Company’s third-party international credit report subscription service.

Data and product costs increased 12% for the first nine months of fiscal 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher salary and related employee benefits, including the hiring of additional quality control personnel, higher consulting fees as well as the cost of new third-party content added to the Company’s website.

Selling, general and administrative expenses increased 24% for the first nine months of fiscal 2008 compared to the same period of fiscal 2007. This increase was primarily due to higher salary and related employee benefit costs, due to an increase in the Company’s sales force during the past 12 months. New salespeople require a learning curve to understand and sell the Company’s service. Thus, there is a lag between the increase in the Company’s sales force and anticipated higher sales.

Depreciation and amortization increased by 17% for the first nine months of fiscal 2008 compared to the same period of fiscal 2007. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income decreased 35% for the first nine months of fiscal 2008 compared to the same period last year. This decrease was due to a decrease in interest rates.

Interest expense decreased 67% for the first nine months of fiscal 2008 compared to the same period of fiscal 2007. This decrease was primarily due to the Company prepaying its long-term debt in April 2008, as well as a lower outstanding long-term debt balance during the first quarter of 2008.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the level of use of the Internet and online services and increasing acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, (vii) the Company’s ability to attract new personnel in a timely and effective manner, (viii) the level of traffic on the Company’s website, (ix) the Company’s ability to manage effectively its development of new business segments and markets, (x) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company’s business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty, (xvi) litigation costs or other unanticipated expenses, (xvii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2008	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer