Form 10-K
period 2008-12-31
CREDITRISKMONITOR COM INC
filed 2009-03-23
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (845) 230-3000

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Act:

Common Stock $.01 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2008 was $3,963,710. The Company’s common stock is traded on the OTC Electronic Bulletin Board. There were 7,849,462 shares of common stock $.01 par value outstanding as of March 6, 2009.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

          In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2009.

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

          CRMZ (see our website at www.crmz.com) is an Internet-based publisher of financial information, designed to save time for busy corporate credit professionals, which competes with Dun & Bradstreet, Inc. (“D&BTM”). The service publishes comprehensive commercial credit reports covering public companies worldwide and includes detailed financial statements, ratio analysis and trend reports, peer analyses, Altman Z” default scores, company background information, plus Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) ratings. It also includes trade payment data and public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. The service also provides continuous filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies, including financial statement updates,

SEC filings, Moody’s and S&P rating changes, credit-relevant news stories and press releases.

          Beginning in 2007, the Company added an interactive service for credit managers to use in managing recommended credit line limits for their customers, in light of changes in the companies’ financial strength. This service monitors daily changes in a customized recommended credit limit for each customer and generates alert messages to subscribers as requested, so they can take immediate action when a customer’s circumstances change. Mid-year 2007, the Company added its proprietary credit score, the “FRISK2” score, to its Fundamental Service. This new proprietary score predicts corporate default within the next 12 months, and provides clients with a fast, consistent method for identifying those companies at greatest risk of default. The FRISK2 score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 10,000 companies over a multi-year period.

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

(1)

An annual fixed-price service (the “Fundamental Service”) with unlimited usage and coverage of public companies, featuring multi-period spreads of financial reports and ratio analysis, as well as up-to-date financial news screened specifically for usefulness in credit evaluation. Another feature of the service is notification and delivery of this news via email, concerning only companies of interest to the subscriber. This service is supplemented with trade receivable data contributed mainly by CRMZ’s subscribers, as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. Midyear 2007, the Company added its proprietary FRISK2 score, which saves clients time by quickly identifying which companies are at greatest risk of default. At the end of 2008, the Fundamental Service covered over 40,000 public companies worldwide, totaling approximately $43 trillion in corporate revenue and with payables of $6 trillion compared to world GDP of $71 trillion. Subscribers may opt, at lower prices, for limited regional coverage: “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies. In addition, the Company sells its Credit Limit Service on an annual subscription basis. This Credit Limit Service is fully integrated with the Fundamental Service, which provides analytical depth to subscribers when questions arise or more analysis is needed. It is only sold in conjunction with the Fundamental Service, for an additional fee. The fee is based, in part, on the number of subject companies evaluated during the annual subscription period, and includes monitoring. The Credit Limit Service offers subscribers the ability to calculate and monitor credit line limit recommendations. These calculations are based on a sophisticated proprietary statistical model of default risk. The calculations are based, in part, on the subscriber’s own financial situation and relationship with each subject company. The resulting credit limit recommendations are fast, consistent and objective, based on proven risk analysis techniques, and customized to the subscriber’s unique situation.

(2)

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

•

Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues therefore have continued to grow as world economic growth slows or declines. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but it appears the “notional” values of these various derivative instruments may be in the range of $25-30 trillion. To put this in perspective, in 2008 the U.S. Gross Domestic Product (“GDP”) was approximately $15 trillion, and the market value of all U.S. public company equity was approximately $17 trillion. Thus, U.S. public companies and private companies with public debt have a looming vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. This dramatically increases the exposure and complexity of extending commercial trade credit and puts a premium on the speed and analysis of CRMZ’s service.

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

•

Self financing. CRMZ’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital. In addition, the Company has approximately $4.4 million of net operating loss carryforwards which may offset future tax liability and thus positively impact cash flow. (See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources; and Net Operating Loss Carryforwards.)

•	Management. CRMZ has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company’s Goals

•

Growth in U.S. market share. Faced with a dominant U.S. competitor, D&B, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while others are aware of but have not evaluated its service.

•

International penetration. Foreign companies doing business within the U.S. or other foreign countries may have the same need as domestic companies for CRMZ’s credit analysis of U.S. and foreign companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CRMZ’s service.

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

•

High margins and return on investment. The Company foresees declining unit costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company believes that the advent of Internet delivery of telephone calls will further reduce the cost per phone call over the next several years, and computer costs per transaction should also continue to decline. The Company has lower sales expenses for customer renewals than for new sales, and the Company expects that its renewal revenue will continue to grow to be a larger share of total revenue each year. All these naturally occurring unit cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company’s in-place fixed costs.

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

Value Proposition

          The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy credit managers time, at a cost significantly below that of reports from the leading provider (price comparison as of January 30, 2009). Because D&B has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

          CRMZ employs several different selling strategies to deliver this value to different customer segments:

•

Credit professionals need to save time, when analyzing their most important customers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies, having aggregate revenues of approximately $43 trillion and payables of $6 trillion, are superior in this way to what is offered by D&B. The CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the Moody’s and S&P ratings, and the Altman Z” and proprietary FRISK2 scores offered by the service enable further efficiency by focusing attention on only those companies showing financial weakness.

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

•

For low-volume customers, CRMZ sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet. Although D&B also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a specific company report depends on both the customer’s home country and the home country of the company about which they are inquiring. This pricing schedule includes more than 30 different price points for essentially the same D&B Business Information Report alone, ranging from $80 to $570 for this flagship report. This competitor’s approach is apparently designed to protect its legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering reports across boundaries. In contrast, CRMZ was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems. Consequently, CRMZ’s value advantage is even more apparent when customers compare the costs of cross-border report purchases.

Net Operating Loss Carryforwards

          At December 31, 2008, the Company had net operating loss (“NOL”) carryforwards aggregating approximately $4.4 million, expiring in varying amounts over the next eighteen (18) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the “Code”), may be used to minimize the Company’s liability for taxes on future taxable income of the Company, if any.

          Section 382 of the Code provides limits on the amount of a company’s NOL carryforwards which can be applied against its earnings after an “ownership change” occurs. The Company is not aware of any transaction, pending or contemplated, that could constitute an ownership change.

Employees

          As of March 6, 2009, the Company had 50 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

          The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2.	PROPERTIES.

          The Company does not own any real property. The Company’s principal office is located in approximately 7,690 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2009 and provides for a monthly cost of $8,646, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

          Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2008, either through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURHASES OF EQUITY SECURITIES.

          The Company’s Common Stock trades in the over-the-counter market “Bulletin Board Service” under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2007 and 2008. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High Bid	Low Bid

2007
	First Quarter	$2.70	$1.20
	Second Quarter	$2.50	$1.75
	Third Quarter	$2.50	$2.32
	Fourth Quarter	$2.60	$1.25

2008
	First Quarter	$2.60	$1.55
	Second Quarter	$1.90	$1.50
	Third Quarter	$1.75	$1.01
	Fourth Quarter	$1.30	$0.30

          On March 6, 2009, there were approximately 323 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

          The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

          The Company did not repurchase any of its common stock during the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

          Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

          The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur. To the contrary, monthly bookings of new business subscriptions for the fourth quarter of 2008 were the highest in the Company’s history supporting our belief that the need for our credit information appears to be non-cyclical.

          Our strategic priorities and plans for 2009 will continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2009.

Financial Condition, Liquidity and Capital Resources

          At December 31, 2008, the Company had cash and cash equivalents of $913,000 compared to $2.97 million at December 31, 2007. This decrease of over $2 million was the result of the Company investing excess cash funds at December 31, 2008 in U.S. Government intermediate bond funds which are classified for financial reporting purposes as trading securities. The Company had working capital (i.e., total current assets in excess of total current liabilities) of approximately $197,000 at December 31, 2008 compared to approximately $44,000 at December 31, 2007. The Company’s current ratio (which measures a company’s ability to meet its current obligations and is computed by dividing total current assets by total current liabilities) went from 1.01 at December 31, 2007 to 1.04 at December 31, 2008. Additionally, the main component of current liabilities at December 31, 2008 is deferred revenue of $4.39 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

          The Company believes that it has sufficient resources to meet its working capital and capital expenditure needs for the foreseeable future.

          As described more fully in Note 10 of the Notes to Financial Statements, at December 31, 2008 the Company had certain cash obligations, which are due as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$100,226	$94,360	$4,266	$1,600	—

Total	$100,226	$94,360	$4,266	$1,600	—

Off-Balance Sheet Arrangements

          The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2008 vs. 2007

	Year Ended December 31,

	2008		2007

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$5,872,996	100.00%	$4,989,177	100.00%

Operating expenses:
Data and product costs	1,753,338	29.85%	1,651,606	33.11%
Selling, general and administrative expenses	3,795,232	64.62%	2,953,648	59.20%
Depreciation and amortization	81,531	1.39%	65,895	1.32%

Total operating expenses	5,630,101	95.86%	4,671,149	93.63%

Income from operations	242,895	4.14%	318,028	6.37%
Other income	142,923	2.43%	93,344	1.87%
Interest expense	(9,875)	-0.17%	(37,535)	-0.75%

Income before income taxes	375,943	6.40%	373,837	7.49%
Provision for state and local income taxes	4,117	0.07%	3,606	0.07%

Net income	$371,826	6.33%	$370,231	7.42%

          Operating revenues increased 18% for fiscal 2008. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service, offset in part by a decrease in the number of subscribers to the Company’s third-party international credit report subscription service.

          Data and product costs increased 6% for fiscal 2008. This increase was primarily due to higher salary and related employee benefits, including the hiring of an employee, and the higher cost of third-party content due to price increases.

           Selling, general and administrative expenses increased 28% for fiscal 2008. This increase was primarily due to higher salary and related employee benefit costs, resulting from an increase in the Company’s sales force during the past 12 months, and higher marketing expenses. New salespeople require a learning curve to understand and sell the Company’s service. Thus, there is a lag between the increase in the Company’s sales force and anticipated higher sales.

          Depreciation and amortization increased 24% for fiscal 2008, due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

          Other income increased 53% for fiscal 2008, primarily due to a higher level of funds invested in interest bearing accounts.

          Interest expense decreased 74% for fiscal 2008, primarily due to the Company prepaying its long-term debt in April 2008, as well as a lower outstanding long-term debt balance during the first quarter of 2008.

          The Company did not report a provision for Federal income taxes because of the availability of net operating loss carryforwards to offset its current tax liability.

2007 vs. 2006

	Year Ended December 31,

	2007		2006

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$4,989,177	100.00%	$4,322,785	100.00%

Operating expenses:
Data and product costs	1,651,606	33.11%	1,404,182	32.48%
Selling, general and administrative expenses	2,953,648	59.20%	2,849,002	65.91%
Depreciation and amortization	65,895	1.32%	65,951	1.53%

Total operating expenses	4,671,149	93.63%	4,319,135	99.92%

Income from operations	318,028	6.37%	3,650	0.08%
Other income	93,344	1.87%	68,285	1.58%
Interest expense	(37,535)	-0.75%	(52,416)	-1.21%

Income before income taxes	373,837	7.49%	19,519	0.45%
Provision for state and local income taxes	3,606	0.07%	4,922	0.11%

Net income	$370,231	7.42%	$14,597	0.34%

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

Recently Issued Accounting Standards

          The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

          Need for Additional Financing; Risks of Default. The Company’s future liquidity and capital funding requirements will depend on numerous factors, including whether or when the Company will increase its customer base and revenues, and the costs and timing of expansion of sales, control of information costs and other expenses and competition. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and may cause a loss or material limitation of the Company’s NOL carryovers, and debt financing, if available, will likely include restrictive covenants, including financial maintenance covenants restricting the Company’s ability to incur additional indebtedness and to pay dividends. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company.

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

          Governmental Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company’s products and services and increase the Company’s cost of doing business, or otherwise have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company’s business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2008 and 2007, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ J.H. Cohn LLP

Jericho, New York
March 6, 2009

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$912,591	$2,973,263
Marketable securities	2,958,996	—
Accounts receivable, net of allowance of $30,000	1,146,066	737,436
Other current assets	237,883	260,657

Total current assets	5,255,536	3,971,356

Property and equipment, net	213,142	149,773
Goodwill	1,954,460	1,954,460
Other assets	28,109	27,753

Total assets	$7,451,247	$6,103,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$4,394,803	$3,391,339
Accounts payable	52,758	51,119
Accrued expenses	610,748	348,745
Current portion of long-term debt	—	136,141

Total current liabilities	5,058,309	3,927,344

Long-term debt, net of current portion	—	150,799
Other liabilities	3,424	66,422

Total liabilities	5,061,733	4,144,565

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,849,462 and 7,694,462 shares, respectively	78,494	76,944
Additional paid-in capital	28,279,268	28,221,907
Accumulated deficit	(25,968,248)	(26,340,074)

Total stockholders’ equity	2,389,514	1,958,777

Total liabilities and stockholders’ equity	$7,451,247	$6,103,342

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2008 and 2007

	2008	2007

Operating revenues	$5,872,996	$4,989,177

Operating expenses:
Data and product costs	1,753,338	1,651,606
Selling, general and administrative expenses	3,795,232	2,953,648
Depreciation and amortization	81,531	65,895

Total operating expenses	5,630,101	4,671,149

Income from operations	242,895	318,028
Other income	142,923	93,344
Interest expense	(9,875)	(37,535)

Income before income taxes	375,943	373,837
Provision for state and local income taxes	4,117	3,606

Net income	$371,826	$370,231

Net income per share-
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount

Balance January 1, 2007	7,694,462	$76,944	$28,177,684	$(26,710,305)	$1,544,323

Net income	—	—	—	370,231	370,231
Stock-based compensation	—	—	44,223	—	44,223

Balance December 31, 2007	7,694,462	76,944	28,221,907	(26,340,074)	1,958,777

Net income	—	—	—	371,826	371,826
Exercise of stock options	155,000	1,550	3,465	—	5,015
Stock-based compensation	—	—	53,896	—	53,896

Balance December 31, 2008	7,849,462	$78,494	$28,279,268	$(25,968,248)	$2,389,514

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income	$371,826	$370,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,531	65,895
Stock-based compensation	53,896	44,223
Unrealized gain on marketable securities	(65,904)	—
Deferred salary	(58,890)	(5,833)
Deferred rent	(4,108)	(1,137)
Changes in operating assets and liabilities:
Accounts receivable, net	(408,630)	(89,952)
Other current assets	22,774	36,610
Other assets	(356)	—
Deferred revenue	1,003,464	405,615
Accounts payable	1,639	(27,245)
Accrued expenses	262,003	(66,900)

Net cash provided by operating activities	1,259,245	731,507

Cash flows from investing activities:
Purchase of marketable securities	(2,893,092)	—
Purchase of property and equipment	(144,900)	(84,457)

Net cash used in investing activities	(3,037,992)	(84,457)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,015	—
Payments on promissory note	(286,940)	(122,870)
Payments on capital lease obligations	—	(18,437)

Net cash used in financing activities	(281,925)	(141,307)

Net increase (decrease) in cash and cash equivalents	(2,060,672)	505,743
Cash and cash equivalents at beginning of year	2,973,263	2,467,520

Cash and cash equivalents at end of year	$912,591	$2,973,263

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,875	$41,115

Income taxes	$4,117	$3,606

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2008 and 2007 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2008, management believes no impairment of long-lived assets has occurred.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Income Per Share

Income per share is computed under the provisions of SFAS No. 128, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2008 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 11).

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments. The Company’s promissory note was originally discounted, as appropriate, to bear an interest rate that represents the cost of borrowings with third-party lenders. Management believes that the carrying value of the note approximates its fair value at December 31, 2007.

Comprehensive Income

The Company adheres to the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2008 and 2007, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

The Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule).

See Note 6 for more information regarding the Company’s stock compensation plan.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants. The statement was effective in the fiscal first quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 in the fiscal first quarter of 2008. The adoption of the pronouncement did not have a material impact on the Company’s 2008 financial statements and the Company does not believe that the SFAS 157 requirements which were effective for the Company on January 1, 2009 will have a material impact on the Company’s results of operations and financial position.

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMETS

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2008 and 2007.

NOTE 3	– CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2008	2007

Cash	$305,010	$353,407
Money market funds	607,581	1,125,124
U.S. Government securities	—	1,494,732

	$912,591	$2,973,263

NOTE 4	– MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under SFAS 157. The related unrealized gains are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2008 are summarized as follows:

CREDITRISKMONITOR COM, INC.
NOTES TO FINANCIAL STATEMENTS

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value

U.S. Government intermediate bond funds	$2,893,092	$65,904	$—	$2,958,996

NOTE 5	– INCOME TAXES

The Company has generated net operating loss (“NOL”) carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2008, the Company had Federal NOL carryforwards of approximately $4,398,000, which expire through 2026.

The actual tax expense for 2008 and 2007 differs from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2008	2007

Computed “expected” expense	$127,821	$127,116
Expiration of net operating loss carryforward	55,001	142,024
Permanent differences	1,305	1,252
State and local income tax expense	4,117	3,451
Other	26,366	31,796
Decrease in valuation allowance	(210,493)	(302,033)

State and local income tax expense	$4,117	$3,606

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$1,759,209	$1,854,479
Other	42,642	58,684

Total deferred tax assets	1,801,851	1,913,163
Valuation allowance	(1,285,058)	(1,495,551)

Net deferred tax assets	516,793	417,612

Deferred tax liabilities:
Goodwill amortization	(472,803)	(411,935)
Mark-to-market	(32,450)	—
Fixed asset depreciation	(11,540)	(5,677)

Total deferred tax liabilities	(516,793)	(417,612)

Net deferred tax assets	$—	$—

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Prior to 2005 the Company had never reported income from operations. Although the Company was profitable for the last 3 years the current economic climate creates major uncertainty that the Company will continue to be profitable thus creating the rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets. Therefore, no deferred tax benefit has been recorded and a full valuation allowance has been charged against the related deferred tax assets because the Company does not consider it more likely than not that the deferred tax assets will be realized.

The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was a decrease of $210,493 and $302,033, respectively.

NOTE 6	– COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2008, 675,500 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2008, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2008, the Company has one stock option plan: the 1998 Long-Term Incentive Plan.

The 1998 Long-Term Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. At December 31, 2008, there were options outstanding for 582,500 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. The plan terminates ten years from the date of stockholder approval. All of the options granted may be exercised

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2008 and 2007, nor are there any stock appreciation rights outstanding at December 31, 2008 and 2007.

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2008 and 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	695,500	$0.8372
Granted	55,000	2.3818
Forfeited	(13,000)	1.1923

Outstanding at December 31, 2007	737,500	$0.9461
Exercised	(155,000)	0.0324

Outstanding at December 31, 2008	582,500	$1.1893

As of December 31, 2008, there were 675,500 shares of common stock reserved for the granting of additional options.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the years ended December 31:

	2008	2007

Data and product costs	$7,810	$7,810
Selling, general and administrative costs	46,086	36,413

	$53,896	$44,223

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

CREDITRISKMONITOR.COM, INC
NOTES TO FINANCIAL STATEMENTS

No options were granted during the year ended December 31, 2008. The fair value of options granted during the year ended December 31, 2007, ranged from $2.19 to $2.39, with a weighted-average fair value of $2.21. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Assumption	Year ended December 31, 2007

Risk-free interest rate	4.43%
Expected dividend yield	0.00%
Expected volatility factor	1.77
Expected life of the option (years)	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.0000 - $ 1.2000	438,500	5.45	$1.0000	—	—
$ 1.2100 - $ 1.6500	89,000	6.84	$1.3848	—	—
$ 1.6600 - $ 2.4000	55,000	8.72	$2.3818	—	—

	582,500	5.97	$1.1893	—	—

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.83 as of December 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 and 2007 was $-0- and $1,079,610, respectively.

As of December 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $263,000. This cost will be amortized on a straight-line basis over a weighted average term of 3.97 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2008	2007

Computer equipment and software	$424,504	$306,283
Furniture and fixtures	77,696	74,814
Leasehold improvements	36,445	35,855
Capitalized lease	90,043	90,043

	628,688	506,995
Less accumulated depreciation and amortization	(415,546)	(357,222)

	$213,142	$149,773

NOTE 8 – PROMISSORY NOTE

In April 2008, the Company prepaid, without penalty, the remaining $254,000 balance on the promissory note related to the January 1999 purchase of the CreditRisk Monitor credit information service from Market Guide Inc. This note provided for periodic monthly payments with the last payment due on December 31, 2009.

NOTE 9 – ACCRUED COMPENSATION

Beginning January 20, 1999 and continuing through June 30, 2003, the Company’s Chairman and Chief Executive Officer agreed to defer a portion of his annual salary. In April 2008, the Company paid in full the remaining deferred compensation of $58,890 owed to its Chairman and Chief Executive Officer.

NOTE 10 – LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires in 2009. The Company also leases certain equipment under operating leases that expire through 2012. Rental expenses under operating leases were $172,082 and $158,854 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments for the capital lease and noncancelable operating leases at December 31, 2008 are as follows:

Operating Leases

2009	$94,360
2010	2,133
2011	2,133
2012	1,600

Total minimum lease payments	$100,226

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2008	2007

Net income	$371,826	$370,231

Basic weighted average common shares outstanding	7,736,965	7,694,462

Net income per share – basic	$0.05	$0.05

Diluted weighted average common shares outstanding	7,968,425	8,138,336

Net income per share – diluted	$0.05	$0.05

For fiscal 2008, the computation of diluted net income per share excludes the effects of the assumed exercise of 85,000 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

          The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the Company.

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since

Jerome S. Flum	68	Chairman of the Board/Chief Executive Officer	1983

William B. Danner	52	President/Chief Operating Officer	2005

Lawrence Fensterstock	58	Senior Vice President/Chief Financial Officer/ Secretary	1999

Andrew J. Melnick	67	Director	2005

Jeffrey S. Geisenheimer	43	Director	2005

Joshua M. Flum	39	Director	2007

Richard J. James	69	Director	1992

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

          Andrew J. Melnick has been a Director since March 2005. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co. a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. Mr. Melnick is a director of Copal Partners, a provider of financial research and analytics services through client-specific proprietary products, a director of Pop-A-Lock, a car door unlocking, roadside assistance and locksmith service business, and a director of the New York Society of Security Analysts. Mr. Melnick earned a B.A. in Economics and M.B.A. in Finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

          Jeffrey S. Geisenheimer has been a Director since December 2005. He is Chief Financial Officer of Ford Models, Inc., the largest talent and modeling agency in world. In this capacity he is responsible for the daily financial and administrative activities of the Company. Prior to joining Ford Models, Mr. Geisenheimer was the CFO of two publicly traded companies (Market Guide, Inc. and Multex.com, Inc.) and four private equity-backed companies (Managed Systems, Inc., Register.com, Inc., Instant Information, Inc. and Moneyline Telerate, Inc.). While CFO at three of the companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisitions to much larger corporations for a combined transaction value of over $750 million. Mr. Geisenheimer received a Bachelor of Business Administration degree in Banking and Finance and a Master of Business Administration degree in Accounting from Hofstra University.

          Joshua M. Flum was elected a Director in September 2007. He has been an executive with CVS Caremark Corporation since July 2004. Mr. Flum began his career at CVS Caremark in Store Operations and is currently the Vice President for Pharmacy Systems. Prior to joining CVS Caremark, Mr. Flum spent three years with The Boston Consulting Group specializing in the Consumer and Retail Practice Area. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. Mr. Flum is the son of Jerome Flum.

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

Compliance with Section 16(a) of the Exchange Act

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

          To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2008, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

Code of Ethics

          CRMZ’s Board of Directors has adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officers. This Code applies to the Company’s Chief Executive Officer, President and Chief Financial Officer (who also is the Company’s principal accounting officer).

ITEM 11.	EXECUTIVE COMPENSATION.

          The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company’s last fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus (1)	Option Awards (2)	All Other Compensation	Total

Jerome S. Flum,	2008	$213,716	(3)	$15,000	$-0-	$-0-	$228,716
Chairman and Chief	2007	$148,988		$8,000	$-0-	$-0-	$156,988
Executive Officer

William B. Danner,	2008	$184,200		$25,000	$16,814	$-0-	$226,014
President	2007	$170,063		$18,000	$16,823	$-0-	$204,886

Lawrence	2008	$304,811	(4)	$25,000	$683	$-0-	$330,494
Fensterstock, Senior Vice	2007	$148,988		$18,000	$683	$-0-	$167,671
President

(1) The amounts in this column reflect bonuses awarded for the fiscal year shown but paid in the subsequent fiscal year.

(2) Represents the compensation costs of stock option awards for financial reporting purposes for the year under SFAS 123R, rather than an amount paid to or realized by the Named Executive Officer. See Note 6 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with SFAS 123R. The SFAS 123R value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the SFAS 123R amounts will ever by realized.

(3) Beginning January 20, 1999 and continuing through June 30, 2003, in order to conserve the Company’s cash during this start-up period, Mr. Flum agreed to defer a portion of his annual salary. As of June 30, 2003, the cumulative non-interest bearing amount deferred was $238,750.

In July 2004, the Company’s Board of Directors agreed to issue 200,000 shares of the Company’s common stock with a fair value of $90,000 as partial payment of this liability as well as paying, in cash, the balance to the Chief Executive Officer, representing the tax “gross-up” on this stock award, thereby reducing the cumulative deferred amount by approximately $150,000 to $88,890. In December 2006, the Company’s Board of Directors agreed to allow Mr. Flum to exercise stock options for 15,000 shares of the Company’s common stock with an exercise price of $15,000 as partial payment of this liability as well as paying, in cash, $15,000 to Mr. Flum, representing the tax “gross-up” on this stock issuance. This transaction reduced the cumulative deferred amount still payable to $58,890. In April 2008, the Company paid in full the remaining deferred compensation of $58,890 owed to Mr. Flum.

(4) In August 2008, Mr. Fensterstock exercised non-qualified stock options pursuant to which the Company reported $149,985 as ordinary income to Mr. Fensterstock, representing the difference of the then fair market value of the shares and the exercise price.

Outstanding Equity Awards

          No stock options, stock awards or stock appreciation rights were granted to the Company’s executive officers during the last fiscal year.

          The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

William B. Danner	-0-	100,000	-0-	$1.0000	05-09-15
	-0-	50,000	-0-	$1.2500	10-06-15

Lawrence Fensterstock	-0-	15,000	-0-	$1.0000	12-19-11
	-0-	5,000	-0-	$1.0000	07-31-13

          The closing market price of the Company’s common stock on December 31, 2008 was $0.83 per share.

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

Directors’ Fees

          Non-employee directors receive $450 for each Board of Directors’ meeting attended, up to a maximum payment of $1,800 per Director per calendar year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total

Andrew J. Melnick	$1,350	$2,334	$3,684
Jeffrey S. Geisenheimer	$1,350	$5,190	$6,540
Joshua M. Flum	$1,350	$8,192	$9,542
Richard J. James	$1,350	$228	$1,578

(1) Represents the compensations costs for financial reporting purposes for the year under SFAS 123R. See Note 6 to the Notes to Financial Statements for the assumptions made in determining SFAS 123R values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth as of March 6, 2009 information regarding the beneficial ownership of the Company’s voting securities (i) by each person who is known to the Company to be the owner of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Flum Partners(2)	4,897,128		62.39%
Jerome S. Flum	5,380,353	(3)(4)	68.54%
William B. Danner	21,395		— *
Lawrence Fensterstock	90,000		1.15%
Andrew J. Melnick	10,000		— *
Jeffrey S. Geisenheimer	73,653		— *
Richard J. James	37,000		— *
All directors and officers (as a group (6 persons))	5,612,401	(3)(4)	71.50%

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

          The Company’s equity compensation plan approved by stockholders is the 1998 Long-Term Incentive Plan. This plan expires May 11, 2009. The Company expects that a replacement plan will be adopted and become effective, subject to stockholder approval, by such date.

          The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by stockholders	582,500	$1.1893	675,500

Equity compensation plans not approved by stockholders	—	—	—

Total	582,500	$1.1893	675,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          There were no such reportable relationships or related transactions in 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The aggregate fees incurred by J.H. Cohn LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,

	2008	2007

Audit fees (1)	$80,000	$75,000
Audit related fees (2)	—	7,000
Tax fees (3)	8,650	8,000
All other fees	—	—

Total fees	$88,650	$90,000

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns.

          The engagement of J.H. Cohn LLP for the 2008 and 2007 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

          The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements – contained in Item 8:

(b)	Exhibits:

2	-	Copy of the Asset Purchase Agreement dated December 29, 1998. (1)

3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999. (3)

3(ii)	-	Copy of the Company’s By-Laws as amended April 27, 1987 and May 11, 1999. (5)

10-C	-	Copy of Company’s 1998 Long-Term Incentive Plan. (2)

14	-	CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (4)

31.1*	-	Certification of Chief Executive Officer.

31.2*	-	Certification of Chief Financial Officer.

32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Registrant’s Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(2)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.

(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-10825) and incorporated herein by reference thereto.

(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (File No. 1-10825) and incorporated herein by reference thereto.

(5)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005 (File No. 1-10825) and incorporated herein by reference thereto.

*	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 23, 2009	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2009	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Date: March 23, 2009	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer

Date: March 23, 2009	By: /s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 23, 2009	By: /s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 23, 2009	By: /s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 23, 2009	By: /s/	Richard J. James
Richard J. James
Director