Form 10-Q
period 2009-03-31
CREDITRISKMONITOR COM INC
filed 2009-05-15
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Common stock $.01 par value -- 7,849,462 shares outstanding as of May 7, 2009.

CREDITRISKMONITOR.COM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	Dec. 31, 2008
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$896,270	$912,591
Marketable securities	3,380,110	2,958,996
Accounts receivable, net of allowance	1,121,116	1,146,066
Other current assets	220,271	237,883

Total current assets	5,617,767	5,255,536

Property and equipment, net	196,684	213,142
Goodwill	1,954,460	1,954,460
Prepaid and other assets	44,168	28,109

Total assets	$7,813,079	$7,451,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$4,889,939	$4,394,803
Accounts payable	38,513	52,758
Accrued expenses	474,459	610,748

Total current liabilities	5,402,911	5,058,309

Other liabilities	1,956	3,424

Total liabilities	5,404,867	5,061,733

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,849,462 shares	78,494	78,494
Additional paid-in capital	28,292,742	28,279,268
Accumulated deficit	(25,963,024)	(25,968,248)

Total stockholders’ equity	2,408,212	2,389,514

Total liabilities and stockholders’ equity	$7,813,079	$7,451,247

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	2009	2008

Operating revenues	$1,743,125	$1,365,190

Operating expenses:
Data and product costs	500,442	431,228
Selling, general and administrative expenses	1,234,890	892,246
Depreciation and amortization	23,654	17,539

Total operating expenses	1,758,986	1,341,013

Income (loss) from operations	(15,861)	24,177
Other income	22,548	24,726
Interest expense	—	(7,245)

Income before income taxes	6,687	41,658
Provision for income taxes	1,463	1,890

Net income	$5,224	$39,768

Net income per share of common stock:

Basic	$0.00	$0.01
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:

Basic	7,849,462	7,694,462
Diluted	7,923,630	8,113,970

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$5,224	$39,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,654	17,539
Deferred rent	(1,468)	(712)
Stock-based compensation	13,474	13,474
Unrealized loss on marketable securities	6,072	—
Changes in operating assets and liabilities:
Accounts receivable	24,950	4,150
Other current assets	17,612	60,968
Prepaid and other assets	(16,059)	(17,707)
Deferred revenue	495,136	233,241
Accounts payable	(14,245)	30,462
Accrued expenses	(136,289)	(75,487)

Net cash provided by operating activities	418,061	305,696

Cash flows from investing activities:
Purchase of marketable securities	(427,186)	—
Purchase of property and equipment	(7,196)	(29,655)

Net cash used in investing activities	(434,382)	(29,655)

Cash flows from financing activities:

Payments on long-term debt	—	(32,739)

Net cash used in financing activities	—	(32,739)

Net increase (decrease) in cash and cash equivalents	(16,321)	243,302

Cash and cash equivalents at beginning of period	912,591	2,973,263

Cash and cash equivalents at end of period	$896,270	$3,216,565

See accompanying condensed notes to financial statements.

CREDITRISKMONITOR.COM, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2008 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three months ended March 31:

	2009	2008

Data and product costs	$1,952	$1,952
Selling, general and administrative expenses	11,522	11,522

	$13,474	$13,474

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2009 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report.

Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

(4) Fair Value Measurements

The Company records its financial instruments that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” at fair value. The determination of fair value is based upon the fair value framework established by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

The Company’s cash, cash equivalents and marketable securities are stated at fair value. The carrying value of accounts receivable, other current assets, accounts payable and other current liabilities approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents and short term investments are generally classified within level 1 of the fair value hierarchy because they are valued using quoted market prices. These instruments include U.S. government and agency securities and money market securities.

The table below sets forth the Company’s cash and cash equivalents and short term investments as of March 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total fair value

Cash and cash equivalents	$896,270	$—	$—	$896,270
Marketable securities	3,380,110	—	—	3,380,110

Total	$4,276,380	$—	$—	$4,276,380

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of March 31, 2009.

Effective January 1, 2009, the Company fully adopted the provision of SFAS 157 by adopting the provisions relating to its nonfinancial assets and liabilities. The Company adopted the provisions relating to financial assets and liabilities in the prior year and its adoption of SFAS 157 relating to nonfinancial assets and liabilities did not have a material impact on its financial position or results of operations.

(5) Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended March 31,
	2009	2008

Weighted average shares outstanding - basic	7,849,462	7,694,462
Potential shares exercisable under stock option plans	438,500	737,500
LESS: Shares which could be repurchased under treasury stock method	(364,332)	(317,992)
Weighted average shares outstanding - diluted	7,923,630	8,113,970

The diluted earnings per share calculation for the three months ended March 31, 2009 excluded 144,000 shares related to stock options as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur. To the contrary, monthly bookings of new business subscriptions for first quarter of 2009 were the highest in the Company’s history, supporting our belief that the need for credit information is non-cyclical (see discussion on “Non-cyclical” found on page 5 of our 2008 Form 10-K).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Cash, cash equivalents, and marketable securities	$4,276	$3,872
Accounts receivable, net	$1,121	$1,146
Working capital	$215	$197
Cash ratio	0.79	0.77
Quick ratio	1.00	0.99
Current ratio	1.04	1.04

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less are considered cash equivalents, while those with maturities in excess of three months are reflected as marketable securities. As of March 31, 2009, the Company had $4.28 million in cash, cash equivalents, and marketable securities, an increase of $404,000 from December 31, 2008, and an increase of $1.06 million from the cash and cash equivalents balance reported at March 31, 2008. The principal component of this net increase for the last three months was the cash generated by operating activities of $418,000. The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at March 31, 2009 is deferred revenue of $4.90 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents, and marketable securities will be sufficient resources to meet its working capital and capital expenditure needs for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended March 31,
	2009			2008
	Amount	% of Total Operating Revenues		Amount	% of Total Operating Revenues

Operating revenues	$1,743,125	100.00%		$1,365,190	100.00%

Operating expenses:
Data and product costs	500,442	28.71%		431,228	31.59%
Selling, general and administrative expenses	1,234,890	70.84%		892,246	65.36%
Depreciation and amortization	23,654	1.36%		17,539	1.28%
Total operating expenses	1,758,986	100.91%		1,341,013	98.23%

Income (loss) from operations	(15,861)	(0.91%	)	24,177	1.77%
Other income	22,548	1.29%		24,726	1.81%
Interest expense	—	0.00%		(7,245)	(0.53%	)

Income before income taxes	6,687	0.38%		41,658	3.05%
Provision for income taxes	1,463	0.08%		1,890	0.14%

Net income	$5,224	0.30%		$39,768	2.91%

Operating revenues increased 28% for the three months ended March 31, 2009. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service, offset in part by a decrease in the number of subscribers to the Company’s third-party international credit report subscription service.

Data and product costs increased 16% for the first quarter of 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher consulting fees, higher salary and related employee benefits, including the hiring of an additional senior programmer, and the higher cost of third-party content due to the addition of new sources.

Selling, general and administrative expenses increased 38% for the first quarter of fiscal 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher marketing expenses and higher salary and related employee benefit costs, resulting from an increase in commission expense and in the Company’s sales force during the past 12 months. The commissions increase is related to (i) new sales bookings increasing at a much faster rate than the reported increase in operating revenue for this year’s first quarter versus for last year’s first quarter, and (ii) a higher commission rate on new sales implemented at the beginning of the second quarter of 2008. The Company records commission expense at the beginning of new or renewal contracts but reflects operating revenue ratably over the term of the contract.

Depreciation and amortization increased 35% for the first quarter of fiscal 2009 compared to the same period of fiscal 2008. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income decreased 9% for first quarter of fiscal 2009 compared to the same period last year. This decrease was due to a decrease in interest rates.

The Company’s interest expense decreased to zero for the first quarter of fiscal 2009 due to the Company prepaying its long-term debt in April 2008.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 15, 2009	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer