Form 10-Q
period 2009-06-30
CREDITRISKMONITOR COM INC
filed 2009-08-07
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common stock $.01 par value -- 7,849,462 shares outstanding as of August 7, 2009.

Table of Content

CREDITRISKMONITOR.COM, INC.

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	Dec. 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,741,583	$912,591
Marketable securities	—	2,958,996
Accounts receivable, net of allowance	881,222	1,146,066
Other current assets	160,339	237,883

Total current assets	5,783,144	5,255,536

Property and equipment, net	245,110	213,142
Goodwill	1,954,460	1,954,460
Prepaid and other assets	36,057	28,109

Total assets	$8,018,771	$7,451,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$5,046,658	$4,394,803
Accounts payable	26,625	52,758
Accrued expenses	509,108	610,748

Total current liabilities	5,582,391	5,058,309

Other liabilities	489	3,424

Total liabilities	5,582,880	5,061,733

Stockholders’ equity:
Preferred stock, $.01 par value; authorized
5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000
shares; issued and outstanding 7,849,462 shares	78,494	78,494
Additional paid-in capital	28,306,217	28,279,268
Accumulated deficit	(25,948,820)	(25,968,248)

Total stockholders’ equity	2,435,891	2,389,514

Total liabilities and stockholders’ equity	$8,018,771	$7,451,247

See accompanying condensed notes to financial statements.

Table of Content

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Operating revenues	$1,922,437	$1,404,450

Operating expenses:
Data and product costs	565,056	447,743
Selling, general and administrative expenses	1,304,604	921,497
Depreciation and amortization	25,337	20,471

Total operating expenses	1,894,997	1,389,711

Income from operations	27,440	14,739
Other income (expense)	(12,199)	8,738
Interest expense	(7)	(2,528)

Income before income taxes	15,234	20,949
Provision for income taxes	1,030	467

Net income	$14,204	$20,482

Net income per share of common stock:

Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares
outstanding:

Basic	7,849,462	7,694,473
Diluted	8,089,622	8,058,513

See accompanying condensed notes to financial statements.

Table of Content

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Operating revenues	$3,665,563	$2,769,640

Operating expenses:
Data and product costs	1,065,498	878,971
Selling, general and administrative expenses	2,539,495	1,813,743
Depreciation and amortization	48,992	38,010

Total operating expenses	3,653,985	2,730,724

Income from operations	11,578	38,916
Other income	10,350	33,464
Interest expense	(7)	(9,773)

Income before income taxes	21,921	62,607
Provision for income taxes	2,493	2,357

Net income	$19,428	$60,250

Net income per share of common stock:

Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares
outstanding:

Basic	7,849,462	7,694,467
Diluted	8,006,626	8,086,241

See accompanying condensed notes to financial statements.

Table of Content

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$19,428	$60,250
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	48,992	38,010
Deferred rent	(2,935)	(1,424)
Stock-based compensation	26,949	26,948
Realized loss on marketable securities	28,224	-
Changes in operating assets and liabilities:
Accounts receivable	264,844	46,119
Other current assets	77,544	108,483
Prepaid and other assets	(7,948)	(6,273)
Deferred revenue	651,855	398,312
Accounts payable	(26,133)	9,470
Accrued expenses	(101,640)	(15,143)
Other liabilities	-	(58,890)

Net cash provided by operating activities	979,180	605,862

Cash flows from investing activities:
Purchase of marketable securities	(433,761)	-
Sale of marketable securities	3,364,533	-
Purchase of property and equipment	(80,960)	(60,573)

Net cash provided by (used in) investing activities	2,849,812	(60,573)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	5,000
Payments on long-term debt	-	(286,940)

Net cash used in financing activities	-	(281,940)

Net increase in cash and cash equivalents	3,828,992	263,349
Cash and cash equivalents at beginning of period	912,591	2,973,263

Cash and cash equivalents at end of period	$4,741,583	$3,236,612

See accompanying condensed notes to financial statements.

Table of Content

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2008 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

In May 2009, the Financial Accounting Standards Board issued Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(2) Stock-Based Compensation

The Company applies SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and six months ended June 30:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Data and product costs	$1,952	$1,952	$3,905	$3,905
Selling, general and administrative expenses	11,522	11,522	23,044	23,043

	$13,474	$13,474	$26,949	$26,948

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2009 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The Company’s cash and cash equivalents are stated at fair value. The carrying value of accounts receivable, other current assets, accounts payable and other current liabilities approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within level 1 of the fair value hierarchy because they are valued using quoted market prices. These instruments include money market securities.

The table below sets forth the Company’s cash and cash equivalents as of June 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total fair value

Cash and cash equivalents	$4,741,583	$-	$-	$4,741,583

Total	$4,741,583	$-	$-	$4,741,583

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of June 30, 2009.

Effective January 1, 2009, the Company fully adopted the provisions of SFAS 157 by adopting the provisions relating to its nonfinancial assets and liabilities. The Company adopted the provisions relating to financial assets and liabilities in the prior year and its adoption of SFAS 157 relating to nonfinancial assets and liabilities did not have a material impact on its financial position or results of operations.

(5) Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008

Weighted average shares outstanding – basic	7,849,462	7,694,473	7,849,462	7,694,467
Potential shares exercisable under stock option plans	527,500	677,500	483,000	707,500
LESS: Shares which could be repurchased under treasury stock method	(287,340)	(313,460)	(325,836)	(315,726)
Weighted average shares outstanding – diluted	8,089,622	8,058,513	8,006,626	8,086,241

The diluted earnings per share calculation for the three and six months ended June 30, 2009 and for the three months ended June 30, 2008 excluded 55,000, 99,500 and 55,000 shares, respectively, related to stock options as the exercise price of these options was greater than the average market price of the underlying securities, which would result in an anti-dilutive effect on diluted earnings per share.

Table of Content

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur. To the contrary, monthly bookings of new business subscriptions for first half of 2009 were the highest in the Company’s history, supporting our belief that the need for credit information is non-cyclical (see discussion on “Non-cyclical” found on page 5 of our 2008 Form 10-K).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008
Cash, cash equivalents, and marketable securities	$4,742	$3,872
Accounts receivable, net	$881	$1,146
Working capital	$201	$197
Cash ratio	0.85	0.77
Quick ratio	1.01	0.99
Current ratio	1.04	1.04

The Company has invested most of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less are considered cash equivalents, while those with maturities in excess of three months are reflected as marketable securities.

As of June 30, 2009, the Company had $4.74 million in cash, cash equivalents, and marketable securities, an increase of $870,000 from December 31, 2008, and an increase of $1.51 million from the cash and cash equivalents balance reported at June 30, 2008. The principal component of this net increase for the last six months was the cash generated by operating activities of $979,000.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at June 30, 2009 is deferred revenue of $5.05 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash and cash equivalents will be sufficient resources to meet its working capital and capital expenditure needs for the foreseeable future.

Table of Content

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended June 30,
	2009		2008
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$1,922,437	100.00%	$1,404,450	100.00%

Operating expenses:
Data and product costs	565,056	29.39%	447,743	31.88%
Selling, general and administrative expenses	1,304,604	67.86%	921,497	65.61%
Depreciation and amortization	25,337	1.32%	20,471	1.46%
Total operating expenses	1,894,997	98.57%	1,389,711	98.95%

Income from operations	27,440	1.43%	14,739	1.05%
Other income (expense)	(12,199)	(0.64%)	8,738	0.62%
Interest expense	(7)	0.00%	(2,528)	(0.18%)

Income before income taxes	15,234	0.79%	20,949	1.49%
Provision for income taxes	1,030	0.05%	467	0.03%

Net income	$14,204	0.74%	$20,482	1.46%

Operating revenues increased 37% for the three months ended June 30, 2009. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service, offset in part by a decrease in the number of subscribers to the Company’s third-party international credit report subscription service.

Data and product costs increased 26% for the second quarter of 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher consulting fees, higher salary and related employee benefits, including the hiring of an additional senior programmer, and the higher cost of third-party content due to the addition of new sources.

Selling, general and administrative expenses increased 42% for the second quarter of fiscal 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher marketing expenses and higher salary and related employee benefit costs, resulting from an increase in commission expense and in the Company’s sales force during the past 12 months. The commissions increase is related to (i) new sales bookings increasing at a much faster rate than the reported increase in operating revenue for this year’s second quarter versus for last year’s second quarter, and (ii) a higher commission rate on new sales under a new commission plan implemented at the beginning of the second quarter of 2008. The Company records the full commission expense at the beginning of new or renewal contracts but reflects operating revenue ratably over the term of the contract.

Depreciation and amortization increased 24% for the second quarter of fiscal 2009 compared to the same period of fiscal 2008. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Table of Content

Other income decreased 240% for second quarter of fiscal 2009 compared to the same period last year. This decrease was due to a negative mark-to-market adjustment for marketable securities owned during the quarter and a decrease in interest rates.

Interest expense decreased 100% for the second quarter of fiscal 2009 compared to the same period of fiscal 2008 due to the Company prepaying its long-term debt in April 2008.

	Six Months Ended June 30,
	2009		2008
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$3,665,563	100.00%	$2,769,640	100.00%

Operating expenses:
Data and product costs	1,065,498	29.07%	878,971	31.73%
Selling, general and administrative expenses	2,539,495	69.28%	1,813,743	65.49%
Depreciation and amortization	48,992	1.33%	38,010	1.37%
Total operating expenses	3,653,985	99.68%	2,730,724	98.59%

Income from operations	11,578	0.32%	38,916	1.41%
Other income	10,350	0.28%	33,464	1.21%
Interest expense	(7)	(0.00%)	(9,773)	(0.35%)

Income before income taxes	21,921	0.60%	62,607	2.27%
Provision for income taxes	2,493	0.07%	2,357	0.09%

Net income	$19,428	0.53%	$60,250	2.18%

Operating revenues increased 32% for the six months ended June 30, 2009 versus the first six months of 2008. This increase was primarily due to an increase in the number of subscribers and increased revenue from existing subscribers to the Company’s Internet subscription service as the market became more aware of the Company’s enhanced service, offset in part by a decrease in the number of subscribers to the Company’s third-party international credit report subscription service.

Data and product costs increased 21% for the first six months of fiscal 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher salary and related employee benefits, including the hiring of an additional senior programmer, higher consulting fees as well as the cost of new third-party content added to the Company’s website.

Selling, general and administrative expenses increased 40% for the first six months of fiscal 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher marketing expenses and higher salary and related employee benefit costs, resulting from an increase in commission expense and in the Company’s sales force during the past 12 months. The commissions increase is related to (i) new sales bookings increasing at a much faster rate than the reported increase in operating revenue for this year’s year-to-date period versus for last year’s year-to-date period, and (ii) a higher commission rate on new sales under a new commission plan implemented at the beginning of the second quarter of 2008. The Company records the full commission expense at the beginning of new or renewal contracts but reflects operating revenue ratably over the term of the contract.

Table of Content

Depreciation and amortization increased by 29% for the first six months of fiscal 2009 compared to the same period of fiscal 2008. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income decreased 69% for the first six months of fiscal 2009 compared to the same period last year. This decrease was due to a negative mark-to-market adjustment for marketable securities owned during the period and a decrease in interest rates.

Interest expense decreased 100% for the first six months of fiscal 2009 compared to the same period of fiscal 2008. This decrease was primarily due to the Company prepaying its long-term debt in April 2008.

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

Table of Content

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

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 7, 2009	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer