Form 10-Q
period 2009-09-30
CREDITRISKMONITOR COM INC
filed 2009-11-12
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Common stock $.01 par value -- 7,849,462 shares outstanding as of November 2, 2009.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	Sept. 30,	Dec. 31,
	2009	2008
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,969,790	$912,591
Marketable securities	-	2,958,996
Accounts receivable, net of allowance	833,320	1,146,066
Other current assets	144,120	237,883

Total current assets	5,947,230	5,255,536

Property and equipment, net	261,038	213,142
Goodwill	1,954,460	1,954,460
Prepaid and other assets	30,365	28,109

Total assets	$8,193,093	$7,451,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$4,787,475	$4,394,803
Accounts payable	46,940	52,758
Accrued expenses	502,812	610,748

Total current liabilities	5,337,227	5,058,309

Other liabilities	-	3,424

Total liabilities	5,337,227	5,061,733

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,849,462 shares	78,494	78,494
Additional paid-in capital	28,319,691	28,279,268
Accumulated deficit	(25,542,319)	(25,968,248)

Total stockholders’ equity	2,855,866	2,389,514

Total liabilities and stockholders’ equity	$8,193,093	$7,451,247

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Operating revenues	$2,052,310	$1,493,498

Operating expenses:
Data and product costs	519,005	456,891
Selling, general and administrative expenses	1,101,815	909,565
Depreciation and amortization	26,533	19,818

Total operating expenses	1,647,353	1,386,274

Income from operations	404,957	107,224
Other income, net	2,564	6,741

Income before income taxes	407,521	113,965
Provision for income taxes	1,020	880

Net income	$406,501	$113,085

Net income per share of common stock:

Basic	$0.05	$0.01
Diluted	$0.05	$0.01

Weighted average number of common shares outstanding:

Basic	7,849,462	7,709,139
Diluted	8,198,544	7,848,460

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Operating revenues	$5,717,872	$4,263,138

Operating expenses:
Data and product costs	1,584,503	1,335,862
Selling, general and administrative expenses	3,641,310	2,723,308
Depreciation and amortization	75,524	57,829

Total operating expenses	5,301,337	4,116,999

Income from operations	416,535	146,139
Other income	12,921	40,285
Interest expense	(14)	(9,853)

Income before income taxes	429,442	176,571
Provision for income taxes	3,513	3,237

Net income	$425,929	$173,334

Net income per share of common stock:

Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Weighted average number of common shares outstanding:

Basic	7,849,462	7,699,466
Diluted	8,070,599	8,007,976

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$425,929	$173,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,524	57,829
Deferred rent	(3,424)	(2,640)
Stock-based compensation	40,423	40,422
Realized loss on marketable securities	28,224	-
Changes in operating assets and liabilities:
Accounts receivable	312,746	(123,621)
Other current assets	93,763	99,682
Prepaid and other assets	(2,256)	886
Deferred revenue	392,672	438,209
Accounts payable	(5,818)	61,664
Accrued expenses	(107,936)	22,448
Other liabilities	-	(58,890)

Net cash provided by operating activities	1,249,847	709,323

Cash flows from investing activities:
Purchase of marketable securities	(433,761)	-
Sale of marketable securities	3,364,533	-
Purchase of property and equipment	(123,420)	(143,220)

Net cash provided by (used in) investing activities	2,807,352	(143,220)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	5,015
Payments on long-term debt	-	(286,940)

Net cash used in financing activities	-	(281,925)

Net increase in cash and cash equivalents	4,057,199	284,178
Cash and cash equivalents at beginning of period	912,591	2,973,263

Cash and cash equivalents at end of period	$4,969,790	$3,257,441

See accompanying condensed notes to financial statements.

Index

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2008 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

In May 2009, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 855, “Subsequent Events” (“ASC 855”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

Index

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Data and product costs	$1,952	$1,952	$5,857	$5,857
Selling, general and administrative expenses	11,522	11,522	34,566	34,565

	$13,474	$13,474	$40,423	$40,422

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2009 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

(4) Fair Value Measurements

The Company records its financial instruments that are accounted for under ASC 320, “Investments-Debt and Equity Securities” at fair value. The determination of fair value is based upon the fair value framework established by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

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

The table below sets forth the Company’s cash and cash equivalents as of September 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Index

				Total fair
	Level 1	Level 2	Level 3	value

Cash and cash equivalents	$4,969,790	$-	$-	$4,969,790

Total	$4,969,790	$-	$-	$4,969,790

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of September 30, 2009.

Effective January 1, 2009, the Company fully adopted the provisions of ASC 820 by adopting the provisions relating to its nonfinancial assets and liabilities. The Company adopted the provisions relating to financial assets and liabilities in the prior year and its adoption of ASC 820 relating to nonfinancial assets and liabilities did not have a material impact on its financial position or results of operations.

(5) Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average shares outstanding – basic	7,849,462	7,709,139	7,849,462	7,699,466
Potential shares exercisable under stock option plans	582,500	527,500	516,167	647,500
LESS: Shares which could be repurchased under treasury stock method	(233,418)	(388,179)	(295,030)	(338,990)
Weighted average shares outstanding – diluted	8,198,544	7,848,460	8,070,599	8,007,976

For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per share as their effect is anti-dilutive. For the three months ended September 30, 2008, 55,000 shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the nine months ended September 30, 2009 and 2008, 66,333 shares and 55,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur. To the contrary, monthly bookings of new business subscriptions for first nine months of 2009 were the highest in the Company’s history, supporting our belief that the need for credit information is non-cyclical (see discussion on “Non-cyclical” found on page 5 of our 2008 Form 10-K).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008
Cash, cash equivalents, and marketable securities	$4,970	$3,872
Accounts receivable, net	$833	$1,146
Working capital	$610	$197
Cash ratio	0.93	0.77
Quick ratio	1.09	0.99
Current ratio	1.11	1.04

The Company has invested most of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less are considered cash equivalents, while those with maturities in excess of three months are reflected as marketable securities.

As of September 30, 2009, the Company had $4.97 million in cash, cash equivalents, and marketable securities, an increase of $1.10 million from December 31, 2008, and an increase of $1.71 million from the cash and cash equivalents balance reported at September 30, 2008. The principal component of this net increase for the last nine months was the cash generated by operating activities of $1.25 million.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at September 30, 2009 is deferred revenue of $4.79 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months. Moreover, the Company has been cash flow positive for the last 4 fiscal years and the balance of cash and cash equivalents at September 30, 2009 was equal to approximately 87% of its revenues for the first nine months of fiscal 2009. Further, the Company has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Index

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended September 30,
	2009		2008
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$2,052,310	100.00%	$1,493,498	100.00%

Operating expenses:
Data and product costs	519,005	25.29%	456,891	30.59%
Selling, general and administrative expenses	1,101,815	53.69%	909,565	60.90%
Depreciation and amortization	26,533	1.29%	19,818	1.33%
Total operating expenses	1,647,353	80.27%	1,386,274	92.82%

Income from operations	404,957	19.73%	107,224	7.18%
Other income, net	2,564	0.13%	6,741	0.45%

Income before income taxes	407,521	19.86%	113,965	7.63%
Provision for income taxes	1,020	0.05%	880	0.06%

Net income	$406,501	19.81%	$113,085	7.57%

Operating revenues increased $558,812, or 37%, for the three months ended September 30, 2009 compared to the third quarter of fiscal 2008. This overall revenue growth resulted from a $556,469, or 39%, increase in Internet subscription service revenue, including $315,901 attributable to an increase in the number of subscribers and $240,568 attributable to increased sales to existing subscribers, as well as a $2,343, or 3%, increase in the Company’s third-party international credit report subscription service, attributable to greater usage by existing subscribers despite a decrease in the number of subscribers to that service.

Data and product costs increased $62,114, or 14%, for the third quarter of 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher salary and related employee benefits, including the hiring of an additional senior programmer and the higher cost of third-party content due to the addition of new sources, partially offset by lower consulting fees.

Selling, general and administrative expenses increased $192,250, or 21%, for the third quarter of fiscal 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher marketing expenses and higher salary and related employee benefit costs, resulting from an increase in commission expense and in the Company’s sales force during the past 12 months. The commissions increase is related to (i) new sales bookings increasing at a much faster rate than the reported increase in operating revenue for this year’s third quarter versus for last year’s third quarter, and (ii) a higher commission rate on new sales under a new commission plan implemented at the beginning of the second quarter of 2008. The Company records the full commission expense at the beginning of new or renewal contracts but reflects operating revenue ratably over the term of the contract.

Index

Depreciation and amortization increased $6,715, or 34%, for the third quarter of fiscal 2009 compared to the same period of fiscal 2008. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net decreased $4,177, or 62%, for third quarter of fiscal 2009 compared to the same period last year. This decrease was due to less investment income being earned for the quarter due to a change in the mix of money market securities to those with a shorter duration and a lower yield.

	Nine Months Ended September 30,
	2009		2008
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$5,717,872	100.00%	$4,263,138	100.00%

Operating expenses:
Data and product costs	1,584,503	27.71%	1,335,862	31.33%
Selling, general and administrative expenses	3,641,310	63.69%	2,723,308	63.88%
Depreciation and amortization	75,524	1.32%	57,829	1.36%
Total operating expenses	5,301,337	92.72%	4,116,999	96.57%

Income from operations	416,535	7.28%	146,139	3.43%
Other income	12,921	0.23%	40,285	0.94%
Interest expense	(14)	(0.00%)	(9,853)	(0.23%)

Income before income taxes	429,442	7.51%	176,571	4.14%
Provision for income taxes	3,513	0.06%	3,237	0.07%

Net income	$425,929	7.45%	$173,334	4.07%

Operating revenues increased $1,454,734, or 34%, for the nine months ended September 30, 2009 versus the first nine months of fiscal 2008. This overall revenue growth resulted from a $1,443,464, or 36%, increase in Internet subscription service revenue, including $828,535 attributable to an increase in the number of subscribers and $614,929 attributable to increased sales to existing subscribers, as well as a $11,270, or 5%, increase in the Company’s third-party international credit report subscription service, attributable to greater usage by existing subscribers despite a decrease in the number of subscribers to that service.

Data and product costs increased $248,641, or 19%, for the first nine months of fiscal 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher salary and related employee benefits, including the hiring of an additional senior programmer, as well as the cost of new third-party content added to the Company’s website, partially offset by lower consulting fees.

Selling, general and administrative expenses increased $918,002, or 34%, for the first nine months of fiscal 2009 compared to the same period of fiscal 2008. This increase was primarily due to higher marketing expenses and higher salary and related employee benefit costs, resulting from an increase in commission expense and in the Company’s sales force during the past 12 months. The commissions increase is related to (i) new sales bookings increasing at a much faster rate than the reported increase in operating revenue for this year’s year-to-date period versus for last year’s year-to-date period, and (ii) a higher commission rate on new sales under a new commission plan implemented at the beginning of the second quarter of 2008. The Company records the full commission expense at the beginning of new or renewal contracts but reflects operating revenue ratably over the term of the contract.

Index

Depreciation and amortization increased $17,695, or 31%, for the first nine months of fiscal 2009 compared to the same period of fiscal 2008. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income decreased $27,364, or 68%, for the first nine months of fiscal 2009 compared to the same period last year. This decrease was due to a negative mark-to-market adjustment for marketable securities owned during the period and a decrease in interest rates.

Interest expense decreased $9,839, or 100%, for the first nine months of fiscal 2009 compared to the same period of fiscal 2008. This decrease was primarily due to the Company prepaying its long-term debt in April 2008.

FUTURE OPERATIONS

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

Due to the evolving nature of the markets in which it competes, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company’s future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of customer subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force, invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the fourth quarter of 2009 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in the fourth quarter of 2009 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs.  There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

Index

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

Due to the foregoing factors, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

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

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 12, 2009	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer