Form 10-K
period 2009-12-31
CREDITRISKMONITOR COM INC
filed 2010-03-29
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 was $5,580,153. The Company’s common stock is traded on the OTC Electronic Bulletin Board. There were 7,899,462 shares of common stock $.01 par value outstanding as of March 5, 2010.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2010.

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

CRMZ (see our website at www.crmz.com) is an Internet-based publisher of financial information, designed to save time for busy corporate credit professionals, which competes with Dun & Bradstreet, Inc. (“D&Btm”) and other firms. The Company publishes comprehensive commercial credit reports covering public companies worldwide, including detailed financial statements, ratio analysis and trend reports, peer analyses, Altman Z” default  scores, FRISKtm scores, credit limit recommendations, company background information, plus Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) ratings. The service also includes trade payment data and public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. In addition, the service provides continuous filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies, including FRISKtm score reports, credit limit alerts, financial statement updates, SEC filings, Moody’s and S&P rating changes, credit-relevant news stories and press releases.

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

CRMZ’s service is usually purchased by a seller to review the risks of extending trade credit to its customers. CRMZ believes that, with the downsizing of corporations and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. It is also notable that trade credit decisions are often made under intense time pressure. Simultaneously, the Company believes, there has been an explosive growth in the volume of data about businesses. Credit professionals are often faced with an overwhelming amount of available data concerning important customers, while the time for research and analysis is severely limited.

There is little hard data on the size of CRMZ’s market. The U.S. National Association of Credit Management has about 30,000 members, but some industry observers believe the number of U.S. credit managers and other personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a full-time credit function but still require credit information. Furthermore, a market exists outside of the U.S. for information on U.S. and foreign companies. Finally, a small fraction of the Company’s customers use the information for purposes outside of the credit function, including procurement and strategic planning/competitive analysis. D&Btm, our major competitor, has disclosed that it generated approximately $790 million from its Risk Management Solutions business (i.e., credit information services revenue) in the U.S. for 2008. The remaining market is extremely fragmented with numerous other vendors.  On that basis, we estimate that we have less than 1% of the U.S. market.

CRMZ’s annual fixed-price subscription service represented over 95% of its fiscal 2009 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2009 operating revenues. Accordingly, the Company is not dependent on a single customer nor on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including Moody’s and S&P, to redistribute their information as part of our service. We also obtain financial statement data from Thomson Reuters. Although we report some of this “raw” data directly on our website, the critical elements of our service -- the ratio analysis and trend reports, the peer analyses, the Altman Z” default scores and the FRISKtm score –- are computed by the Company using its own algorithms and weighting techniques based on this information.  Further, both subscribers and non-subscribers provide us with trade payment data that is aggregated and reported without disclosing the source of this information.

CRMZ’s service is the result of management’s experience in the commercial credit industry and on-going research with respect to the information needs of corporate credit departments. This has enabled CRMZ to satisfy the credit profession’s need for a timely, efficient, low cost credit information service. CRMZ publishes and sells the following commercial credit analysis services to corporate credit managers:

(1)
An annual fixed-price service (the “Fundamental Service”) with unlimited usage and coverage of public companies, featuring multi-period spreads of financial reports and ratio analysis, as well as up-to-date financial news screened specifically for usefulness in credit evaluation. Another feature of the service is notification and delivery of this news via email, concerning only companies of interest to the subscriber. This service is supplemented with trade receivable data contributed mainly by CRMZ’s subscribers, as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. Midyear 2007, the Company added its proprietary credit score, the “FRISKtm” score, to its Fundamental Service. This proprietary score predicts corporate default within the next 12 months, and provides clients with a fast, consistent method for identifying those companies at greatest risk of default. The FRISKtm score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 10,000 companies over a multi-year period and continually monitored by the Company. Preparation of the FRISKtm score involves the use of executable software created expressly for and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2009, the Fundamental Service covered over 40,000 public companies worldwide, totaling approximately $49 trillion in corporate revenue compared to world GDP of $70 trillion. Subscribers may opt, at lower prices, for limited regional coverage: “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies. In addition, the Company sells its Credit Limit Service on an annual subscription basis. Available for the first time in 2007, this interactive service helps credit managers to manage credit line limits for their customers, in light of changes in the companies’ financial strength. This service monitors daily changes in a customized recommended credit limit for each customer and generates alert messages to subscribers as requested, so they can take immediate action when a customer’s circumstances change. This Credit Limit Service is fully integrated with the Fundamental Service, which provides analytical depth to subscribers when questions arise or more analysis is needed. It is only sold in conjunction with the Fundamental Service, for an additional fee. The fee is based, in part, on the number of subject companies evaluated during the annual subscription period, and includes monitoring.

(2)
Single credit reports on any of the over 40,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

(3)
Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CRMZ through affiliations with third-party suppliers and sold to CRMZ subscribers.

The viability and potential of CRMZ’s business is made possible by the following characteristics:

•	Low price. The prices of CRMZ’s services are low compared to the subscriber’s possible loss from not getting paid and low compared to the cost of most competitive products.

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues therefore have continued to grow as world economic growth slows or declines. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2009 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $36 trillion. To put this in perspective, in 2008 the U.S. Gross Domestic Product (“GDP”) was approximately $14 trillion, and the market value of all U.S. corporate equity was approximately $16 trillion. Thus, U.S. public companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. This dramatically increases the exposure and complexity of extending commercial trade credit and puts a premium on the speed and analysis of CRMZ’s service.

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

•
Self financing. CRMZ’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital. In addition, the Company has approximately $3.8 million of net operating loss carryforwards which may offset future tax liability and thus positively impact cash flow. (See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources; and Net Operating Loss Carryforwards.)

•	Management. CRMZ has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company’s Goals

•
Growth in U.S. market share. Faced with a dominant U.S. competitor, D&Btm, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while others are aware of but have not evaluated its service.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy credit managers time, at a cost significantly below that of reports from the leading provider (price comparison as of January 30, 2009). Because D&Btm has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CRMZ employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time, when analyzing their most important customers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies, having aggregate revenues of approximately $49 trillion, are superior in this way to competitive products or services in that the CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the Moody’s and S&P ratings, and the Altman Z” and proprietary FRISKtm scores offered by the service enable further efficiency by focusing attention on only those companies showing financial weakness.

•
The Company’s customers typically have contracts with D&Btm. Traditionally, D&Btm sold them prepaid units and/or reports (“units”) on an annual basis, which they could then use to buy D&Btm products throughout the year. In 2005, the Company became aware that D&Btm had also begun selling some part of its service on a “fixed-price” basis for “virtually unlimited usage”, and in 2006, D&Btm expanded this practice under the trade name “DNBi”. It appears that these contracts offer a fixed price for usage of D&Btm information within a wide range of amounts, the upper end of which is a multiple of the customer’s current usage. D&Btm attempts to maintain or increase its total annual charges to each DNBi customer, and these charges are generally many times more than comparable CRMZ fees. At the same time, D&Btm attempts to bind its customers to multi-year agreements, so as to blunt the customer’s ability to reduce its D&Btm costs over several years. Since its introduction through the end of 2008, the DNBi strategy seems to have been both useful for D&B™ and without obvious negative impact on the Company, suggesting an expansionary effect on the U.S. market for credit risk information. The Company cannot predict the future effectiveness of D&Btm’s strategy much less whether D&Btm will find this DNBi pricing can lead to sustainable revenue increases over multiple years. To date, the tactic has not significantly diminished the Company’s ability to win new customers. The best practice that CRMZ recommends to its subscription customers is to always search CRMZ’s database first (which does not incur any incremental expense to them) and, if they have purchased a traditional D&B™ unit-based plan, to save their expensive D&Btm units for decisions concerning those privately-held businesses where CRMZ may have little or no information. Likewise, users of the “DNBi” service have reported to CRMZ that it is wise to conserve unit usage even with a “DNBi” contract, because high usage levels seem to become a pretext for D&B™ to seek large price increases in future years. According to the Company’s research, the great majority of CreditRiskMonitor customers continue to report saving money as a result of using the CRMZ service.

•
For low-volume customers, CRMZ sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet. Although D&Btm also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a specific company report depends on both the customer’s home country and the home country of the company about which they are inquiring. This pricing schedule includes more than 30 different price points for essentially the same D&Btm Business Information Report alone, ranging from $119 to over $500 for this flagship report. This competitor’s approach is apparently designed to protect its legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering reports across boundaries. In contrast, CRMZ was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems. Consequently, CRMZ’s value advantage is even more apparent when customers compare the costs of cross-border report purchases.

Net Operating Loss Carryforwards

At December 31, 2009, the Company had net operating loss (“NOL”) carryforwards aggregating approximately $3.8 million, expiring in varying amounts over the next seventeen (17) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the “Code”), may be used to minimize the Company’s liability for taxes on future taxable income of the Company, if any.

Section 382 of the Code provides limits on the amount of a company’s NOL carryforwards which can be applied against its earnings after an “ownership change” occurs. The Company is not aware of any transaction, pending or contemplated, that could constitute an ownership change.

Employees

As of March 5, 2010, the Company had 57 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 1998 that covers its employees.

ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 7,690 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. On February 9, 2010, the Company signed an Extension and Modification Agreement extending the expiration date of the lease to July 31, 2015. This agreement provides for approximately 2,365 square feet of additional space to be ready for occupancy on or about May 31, 2010. The lease provides for an aggregate total monthly cost of $11,354 upon the Company taking possession of the additional space, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURHASES OF EQUITY SECURITIES.

The Company’s Common Stock trades in the over-the-counter market “Bulletin Board Service” under the symbol CRMZ. The following table sets forth the high and low closing bid quotations reported on the over-the-counter market Bulletin Board Service for each calendar quarter of 2008 and 2009. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2008
First Quarter	$2.60	$1.55
Second Quarter	$1.90	$1.50
Third Quarter	$1.75	$1.01
Fourth Quarter	$1.30	$0.30

2009
First Quarter	$1.99	$0.35
Second Quarter	$2.50	$1.50
Third Quarter	$3.25	$2.00
Fourth Quarter	$4.20	$2.50

On March 5, 2010, there were approximately 316 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

The Company paid a cash dividend of $0.10 per share on its Common Stock on December 29, 2009.

The Company did not repurchase any of its common stock during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur. To the contrary, bookings of new business subscriptions for 2009 were the highest in the Company’s history, supporting our belief that the need for our credit information is non-cyclical.

Our strategic priorities and plans for 2010 will continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2010.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Cash, cash equivalents, and marketable securities	$4,679	$3,872
Accounts receivable, net	$1,371	$1,146
Working capital	$241	$197
Cash ratio	0.77	0.77
Quick ratio	1.00	0.99
Current ratio	1.04	1.04

The Company has invested most of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less are considered cash equivalents, while those with maturities in excess of three months are reflected as marketable securities.

As of December 31, 2009, the Company had $4.68 million in cash, cash equivalents, and marketable securities, an increase of $807 thousand from December 31, 2008. The principal component of this net increase for the last 12 months was the cash generated by operating activities of $1.77 million.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at December 31, 2009 is deferred revenue of $5.32 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for the last 5 fiscal years and the balance of cash and cash equivalents at December 31, 2009 was equal to approximately 60% of its revenues in fiscal 2009. Further, the Company has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or if it were to license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

As described more fully in Note 10 of the Notes to Financial Statements, at December 31, 2009 the Company had certain cash obligations, which are due as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$94,367	$90,634	$3,733	-	-

Total	$94,367	$90,634	$3,733	-	-

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2009 vs. 2008

	Year Ended December 31,
	2009		2008
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$7,848,010	100.00%	$5,872,996	100.00%

Operating expenses:
Data and product costs	2,118,316	26.99%	1,753,338	29.85%
Selling, general and administrative expenses	4,813,064	61.33%	3,795,232	64.62%
Depreciation and amortization	103,909	1.32%	81,531	1.39%
Total operating expenses	7,035,289	89.64%	5,630,101	95.86%

Income from operations	812,721	10.36%	242,895	4.14%
Other income, net	13,893	0.18%	133,048	2.26%

Income before income taxes	826,614	10.54%	375,943	6.40%
Benefit (provision) for income taxes	908,960	11.58%	(4,117)	-0.07%

Net income	$1,735,574	22.12%	$371,826	6.33%

Operating revenues increased approximately $1,975,014, or 34%, for fiscal 2009 over the prior year. This overall revenue growth resulted from a $1,981,019, or 35%, increase in Internet subscription service revenue, including $1,078,951 attributable to an increase in the number of subscribers, and $902,068 attributable to increased sales to existing subscribers, offset in part by a $6,005, or 2%, decrease in the Company’s third-party international credit report subscription service, attributable mainly to a decrease in the number of subscribers to that service.

Data and product costs increased $364,978, or 21%, for fiscal 2009. This increase was primarily due to higher salary and related employee benefits, including the hiring of an additional senior programmer, and the higher cost of third-party content due to the addition of new sources, partially offset by lower consulting fees.

Selling, general and administrative expenses increased $1,017,832, or 27%, for fiscal 2009. This increase was primarily due to higher marketing expenses and higher salary and related employee benefit costs, resulting from an increase in commission expense and in the Company’s sales force during the past 12 months. The commissions increase is related to (i) higher new sales bookings in 2009 than in 2008, and (ii) a higher commission rate on new sales under a new commission plan implemented at the beginning of the second quarter of 2008. The Company records the full commission expense at the beginning of new or renewal contracts but reflects operating revenue ratably over the term of the contract.

Depreciation and amortization increased $22,378, or 27%, for fiscal 2009, due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net decreased $119,155, or 90%, for fiscal 2009, primarily due to a negative mark-to-market adjustment for marketable securities owned during the period and a decrease in interest rates.

Benefit for income taxes increased $913,077 due to the Company’s reversal of its valuation allowance, as it is more likely than not that the Company will be able to utilize its net operating loss carryforwards prior to their expiration.

2008 vs. 2007

	Year Ended December 31,
	2008		2007
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$5,872,996	100.00%	$4,989,177	100.00%

Operating expenses:
Data and product costs	1,753,338	29.85%	1,651,606	33.11%
Selling, general and administrative expenses	3,795,232	64.62%	2,953,648	59.20%
Depreciation and amortization	81,531	1.39%	65,895	1.32%
Total operating expenses	5,630,101	95.86%	4,671,149	93.63%

Income from operations	242,895	4.14%	318,028	6.37%
Other income	142,923	2.43%	93,344	1.87%
Interest expense	(9,875)	-0.17%	(37,535)	-0.75%

Income before income taxes	375,943	6.40%	373,837	7.49%
Provision for state and local income taxes	(4,117)	-0.07%	(3,606)	-0.07%

Net income	$371,826	6.33%	$370,231	7.42%

Operating revenues increased approximately $883,819, or 18%, for fiscal 2008 over the prior year. This overall revenue growth resulted from a $924,362, or 20%, increase in Internet subscription service revenue, including $282,206 attributable to an increase in the number of subscribers, and $642,156 attributable to increased sales to existing subscribers, offset in part by a $40,543, or 13%, decrease in the Company’s third-party international credit report subscription service, attributable mainly to a decrease in the number of subscribers to that service.

Data and product costs increased $101,732, or 6%, for fiscal 2008. This increase was primarily due to higher salary and related employee benefits, including the hiring of an employee, and the higher cost of third-party content due to price increases.

Selling, general and administrative expenses increased $841,584, or 28%, for fiscal 2008. This increase was primarily due to higher salary and related employee benefit costs, resulting from an increase in the Company’s sales force during the past 12 months, and higher marketing expenses. New salespeople require a learning curve to understand and sell the Company’s service. Thus, there is a lag between the increase in the Company’s sales force and anticipated higher sales.

Depreciation and amortization increased $15,636, or 24%, for fiscal 2008, due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income increased $49,579, or 53%, for fiscal 2008, primarily due to a higher level of funds invested in interest bearing accounts.

Interest expense decreased $27,660, or 74%, for fiscal 2008, primarily due to the Company prepaying its long-term debt in April 2008, as well as a lower outstanding long-term debt balance during the first quarter of 2008.

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

As a result of the evolving nature of the markets in which it competes, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of customer subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force, invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2010 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2010 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Revenue recognition -- CRMZ’s North American and worldwide service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2009 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

Competition. The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. The Company’s current or potential competitors include (i) companies now selling or who will be selling credit analysis data, such as D&BTM which currently has the dominant position in the industry and the financial resources to invest much more than the Company can while withstanding substantial price competition, and (ii) a number of indirect competitors that specialize in online commerce or information or who derive a substantial portion of the revenues from online commerce, advertising or information, and who may offer competing products, and many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, breadth of coverage, quality of editorial and other site content and reliability and speed of delivery. Many of the Company’s competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company’s competitors may be able to secure data from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

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

Governmental Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company’s products and services and increase the Company’s cost of doing business, or otherwise have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Proprietary Rights. The Company relies and expects to continue to rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. The Company does not currently have any issued patents or registered copyrights or trademarks.

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

Sarbanes-Oxley Act of 2002. Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed by the SEC. Although we currently comply with all current requirements, we may not be successful in complying with these requirements at a reasonable cost, if at all, in the future. In addition, certain of these requirements may require us to make changes to our corporate governance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2009 and 2008, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ J.H. Cohn LLP

Jericho, New York
March 29, 2010

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,679,466	$912,591
Marketable securities	-	2,958,996
Accounts receivable, net of allowance of $30,000	1,370,523	1,146,066
Other current assets	253,857	237,883

Total current assets	6,303,846	5,255,536

Property and equipment, net	261,591	213,142
Goodwill	1,954,460	1,954,460
Deferred taxes on income	913,503	-
Other assets	23,116	28,109

Total assets	$9,456,516	$7,451,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$5,321,116	$4,394,803
Accounts payable	42,614	52,758
Accrued expenses	698,832	610,748

Total current liabilities	6,062,562	5,058,309

Other liabilities	-	3,424

Total liabilities	6,062,562	5,061,733

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,849,462 shares	78,494	78,494
Additional paid-in capital	28,333,094	28,279,268
Accumulated deficit	(25,017,634)	(25,968,248)

Total stockholders’ equity	3,393,954	2,389,514

Total liabilities and stockholders’ equity	$9,456,516	$7,451,247

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2009 and 2008

	2009	2008

Operating revenues	$7,848,010	$5,872,996

Operating expenses:
Data and product costs	2,118,316	1,753,338
Selling, general and administrative expenses	4,813,064	3,795,232
Depreciation and amortization	103,909	81,531

Total operating expenses	7,035,289	5,630,101

Income from operations	812,721	242,895
Other income, net	13,893	133,048

Income before income taxes	826,614	375,943
Benefit (provision) for income taxes	908,960	(4,117)

Net income	$1,735,574	$371,826

Net income per share-
Basic	$0.22	$0.05
Diluted	$0.21	$0.05

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock	Amount

Balance January 1, 2008	7,694,462	$76,944	$28,221,907	$(26,340,074)	$1,958,777

Net income	-	-	-	371,826	371,826
Exercise of stock options	155,000	1,550	3,465	-	5,015
Stock-based compensation	-	-	53,896	-	53,896

Balance December 31, 2008	7,849,462	78,494	28,279,268	(25,968,248)	2,389,514

Net income	-	-	-	1,735,574	1,735,574
Cash dividend paid	-	-	-	(784,960)	(784,960)
Stock-based compensation	-	-	53,826	-	53,826

Balance December 31, 2009	7,849,462	$78,494	$28,333,094	$(25,017,634)	$3,393,954

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income	$1,735,574	$371,826
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(913,503)	-
Depreciation	103,909	81,531
Stock-based compensation	53,826	53,896
Realized loss on marketable securities	28,224	-
Unrealized gain on marketable securities	-	(65,904)
Deferred salary	-	(58,890)
Deferred rent	(3,424)	(4,108)
Changes in operating assets and liabilities:
Accounts receivable, net	(224,457)	(408,630)
Other current assets	(15,974)	22,774
Other assets	4,993	(356)
Deferred revenue	926,313	1,003,464
Accounts payable	(10,144)	1,639
Accrued expenses	88,084	262,003

Net cash provided by operating activities	1,773,421	1,259,245

Cash flows from investing activities:
Purchase of marketable securities	(433,761)	(2,893,092)
Sale of marketable securities	3,364,533	-
Purchase of property and equipment	(152,358)	(144,900)

Net cash provided by (used in) investing activities	2,778,414	(3,037,992)

Cash flows from financing activities:
Dividend paid to stockholders	(784,960)	-
Proceeds from exercise of stock options	-	5,015
Payments on promissory note	-	(286,940)

Net cash used in financing activities	(784,960)	(281,925)

Net increase (decrease) in cash and cash equivalents	3,766,875	(2,060,672)
Cash and cash equivalents at beginning of year	912,591	2,973,263

Cash and cash equivalents at end of year	$4,679,466	$912,591

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$21	$9,875

Income taxes	$4,543	$4,117

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2009 and 2008 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2009, management believes no impairment of long-lived assets has occurred.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Income Per Share

Income per share is computed under the provisions of ASC 260, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2009 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 11).

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments.

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains, and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2009 and 2008, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

Segment Information

The Company follows the provisions of ASC 280, “Segment Reporting”. This pronouncement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The pronouncement also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently believes it operates in one segment.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

The Company adopted ASC 718, “Compensation-Stock Compensation”, at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule).

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

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2009 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2009 and 2008.

Subsequent Events

In May 2009, the FASB established general standards of accounting for and disclosure of subsequent events. The Company adopted ASC 855, “Subsequent Events” during the second quarter of 2009. The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2009	2008

Cash	$293,134	$305,010
Money market funds	4,386,332	607,581

	$4,679,466	$912,591

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”). Accordingly, the Company classifies its marketable securities at acquisition as either: (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under ASC 320. The related unrealized gains/(losses) are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value

U.S. Government intermediate bond funds	$2,893,092	$65,904	$--	$2,958,996

NOTE 5 - INCOME TAXES

The Company has generated net operating loss (“NOL”) carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2009, the Company had Federal NOL carryforwards of approximately $3,798,000, which expire through 2026.

The actual tax expense for 2009 and 2008 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2009	2008

Computed "expected" expense	$330,646	$127,821
Expiration of net operating loss carryforward	-	55,001
Permanent differences	1,751	1,305
State and local income tax expense	4,543	4,117
Other	39,158	26,366
Decrease in valuation allowance	(1,285,058)	(210,493)

Income tax expense (benefit)	$(908,960)	$4,117

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2009 and 2008 are as follows:

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$1,518,841	$1,759,209
Other	45,582	42,642

Total deferred tax assets	1,564,423	1,801,851
Valuation allowance	-	(1,285,058)

Net deferred tax assets	1,564,423	516,793

Deferred tax liabilities:
Goodwill amortization	(533,670)	(472,803)
Mark-to-market	-	(32,450)
Fixed asset depreciation	(117,250)	(11,540)

Total deferred tax liabilities	(650,920)	(516,793)

Net deferred tax assets	$913,503	$-

Prior to 2005 the Company had a history of losses. Although the Company was profitable for the 3 years ended December 31, 2008 the economic climate and the Company’s limited earnings history created uncertainty that the Company would continue to be profitable. This created the rebuttable presumption that a full valuation allowance was necessary for its net deferred tax assets. During 2009, with the benefit of improved results and another year of history, the Company determined that it was more likely than not that the deferred tax assets will be realized; and, accordingly, the valuation allowance was reversed in 2009.

The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was a decrease of $1,285,058 and $210,493, respectively.

NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2009, 662,500 shares (including 80,000 shares subject to shareholder approval) of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2009, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options and Stock Appreciation Rights

At December 31, 2009, the Company has two stock option plans: the 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”), which was adopted by the Company’s Board of Directors on December 16, 2009 and is subject to stockholder approval within one year from the adoption date.

The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. No stock options may be granted under this Plan after May 11, 2009. At December 31, 2009, there were options outstanding for 582,500 shares of common stock under this plan.

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

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,000,000 shares of common stock. At December 31, 2009, there were options outstanding for 80,000 shares of common stock under this plan, subject to shareholder approval.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after three years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at time of such change in control.

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2009 and 2008, nor are there any stock appreciation rights outstanding at December 31, 2009 and 2008.

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2009 and 2008 are as follows:

	Number of Shares	Weighted Average Average Exercise Price

Outstanding at January 1, 2008	737,500	$0.9461
Exercised	(155,000)	0.0324

Outstanding at December 31, 2008	582,500	$1.1893
Granted (subject to shareholder approval)	80,000	4.0000

Outstanding at December 31, 2009	662,500	$1.5827

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2009	2008

Data and product costs	$7,760	$7,810
Selling, general and administrative costs	46,066	46,086

	$53,826	$53,896

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock through the date of grant. The Company uses the simplified method under Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing an Estimate of Expected Term of ‘Plan Vanilla’ Share Options”, to estimate the options’ expected term. The risk-free interest rate used is based on the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the option.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

No options were granted during the year ended December 31, 2008. The fair value of options granted during the year ended December 31, 2009 was $2.23. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

Risk-free interest rate	3.47%
Expected dividend yield	0.00%
Expected volatility factor	0.47
Expected life of the option (years)	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.0000 - $ 1.2000	438,500	4.45	$1.0000	71,000	$1.0000
$ 1.2100 - $ 1.6500	89,000	5.84	$1.3848	-	-
$ 1.6600 - $ 4.0000	135,000	9.05	$3.3407	-	-

	662,500	5.57	$1.5287	71,000	$1.0000

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $3.70 as of December 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2009 and 2008 was $1,438,500 and $-0-, respectively.

As of December 31, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $387,000. This cost will be amortized on a straight-line basis over a weighted average term of 3.57 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2009	2008

Computer equipment and software	$557,855	$424,504
Furniture and fixtures	92,408	77,696
Leasehold improvements	37,195	36,445
Capitalized lease	90,043	90,043
	777,501	628,688
Less accumulated depreciation and amortization	(515,910)	(415,546)

	$261,591	$213,142

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

NOTE 10 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that was scheduled to expire in 2010. On February 9, 2010, the Company signed an Extension and Modification Agreement extending the expiration date of the lease to July 31, 2015. This agreement provides for additional space to be ready for occupancy on or about May 31, 2010. The Company also leases certain equipment under operating leases that expire through 2012. Rental expenses under operating leases were $183,528 and $172,082 for the years ended December 31, 2009 and 2008, respectively.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Future minimum lease payments for noncancelable operating leases at December 31, 2009 are as follows:

Operating Leases

2010	$90,634
2011	2,133
2012	1,600

Total minimum lease payments	$94,367

NOTE 11 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2009	2008

Net income	$1,735,574	$371,826

Basic weighted average common shares outstanding	7,849,462	7,736,965

Net income per share – basic	$0.22	$0.05

Diluted weighted average common shares outstanding	8,110,615	7,968,425

Net income per share – diluted	$0.21	$0.05

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	69	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	53	President/Chief Operating Officer	2005
Lawrence Fensterstock	59	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	68	Director	2005
Jeffrey S. Geisenheimer	44	Director	2005
Joshua M. Flum	40	Director	2007
Richard J. James	70	Director	1992

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

William B. Danner joined the Company in May 2005 as Chief Marketing Officer, was appointed Chief Operating Officer in October 2005 and appointed President in May 2007. Mr. Danner brings to the Company over 20 years of financial services and information services experience. Prior to joining the Company, his most recent experience included brand strategy and business development consulting for financial services clients at his own firm, Danner Marketing. Clients included WellPoint and Bowne & Co. Previously, he was at Citigate Albert Frank, a marketing communications company in New York City, where he provided strategic planning and brand consulting for a variety of leading financial services organizations including Reuters Instinet and the CFA Institute. From 1997 to 2001, Mr. Danner was Vice President of Market Development at MetLife’s employee-benefits business. Before joining MetLife, he was at Dun & Bradstreet for over 5-1/2 years, most recently as Vice President, Strategic Planning. He spent nearly the first 10 years of his career at General Electric Company, working in increasingly responsible positions at GE Information Services and GE Capital. Mr. Danner earned a BA in economics at Harvard College and an MBA at Harvard Business School.

Lawrence Fensterstock joined the Company and was elected to his current offices in January 1999. Previously, he joined Market Guide Inc. in September 1996 to assist in the formation of its credit information services division. From 1993 to 1996, Mr. Fensterstock was with Information Clearinghouse Incorporated (“ICI”) and was closely involved in the formation of its credit reporting service. In addition to being responsible for the publication of the various facets of this credit reporting service, he was chief operating and financial officer of ICI. From 1989 through 1992, Mr. Fensterstock was Vice President-Controller, Treasurer and Corporate Secretary for a private entity formed to acquire Litton Industries’ office products operations in a leveraged buyout. There, he spent 2-1/2 years acting as de facto chief financial officer. Mr. Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen LLP. He has an MBA degree from The University of Chicago Business School and a BA degree from Queens College.

Andrew J. Melnick has been a Director since March 2005. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co. a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. Mr. Melnick is a director and non-executive chairman of Copal Partners, a provider of financial research and analytics services through client-specific proprietary products, a director of Pop-A-Lock, a car door unlocking, roadside assistance and locksmith service business, and a director of the New York Society of Security Analysts. Mr. Melnick earned a B.A. in Economics and M.B.A. in Finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

Jeffrey S. Geisenheimer has been a Director since December 2005. He is Chief Financial Officer of Ford Models, Inc., the largest talent and modeling agency in world, since April 2008. In this capacity he is responsible for the daily financial and administrative activities of the Company. Prior to joining Ford Models in 2008, Mr. Geisenheimer was the CFO of two publicly traded companies (Market Guide, Inc., from 1987 to 1999, and Multex.com, Inc., from 1999 to 2003) and four private equity-backed companies (Managed Systems, Inc., from July 2007 to April 2008, Register.com, Inc., March 2007 to July 2007, Instant Information, Inc., from July 2005 to March 2007 and Moneyline Telerate, Inc., from December 2003 to July 2005). While CFO at three of the companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisitions to much larger corporations for a combined transaction value of over $750 million. Mr. Geisenheimer received a Bachelor of Business Administration degree in Banking and Finance and a Master of Business Administration degree in Accounting from Hofstra University.

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

Al Carmenini has been head of Product Development since July 2005. He is responsible for consulting with customers and enhancing our service. Mr. Carmenini brings to the Company 25 years of experience in business credit. His background includes a combination of senior operational roles at Revlon and Viacom/Simon & Schuster, as well as product development roles at Walker Interactive Systems, Standard & Poor’s and at Al Carmenini & Associates. He has been a member of the Credit Research Foundation for 25 years, during which time Mr. Carmenini has served as a trustee as well as an active member of numerous committees, including Future Trends, Benchmarking, Re-engineering, Technology, and Research. He was instrumental in creating the initial benchmarking database for CRF, which is the most in-depth database for business credit & collection in the U.S. today. Mr. Carmenini is a graduate of Fordham University, receiving B.S. degrees in both Marketing Management and Systems.

Camilo Gomez joined the Company in October 2009 to lead a new Quantitative Research unit. Dr. Gomez was most recently a principal at his firm, Lone Pine Mesa LLC, where he consulted with companies in the area of specialty finance since 2005. Previously he was a Managing Director at Standard & Poor’s Risk Solutions group since 2001. Before S&P, Dr. Gomez was co-founder and Group Head for Financial Analytics for the Center for Adaptive Systems & Applications (“CASA”), a company spun out from the Los Alamos National Laboratory where he had been a researcher. Formed in collaboration with Citibank, CASA provided quantitative analytical consulting services to Fortune 500 companies. A major focus at CASA was to develop scoring and economic response models covering different regions of the globe. Dr. Gomez earned a B.S. in 1980 and a Ph.D. in 1985 from the Massachusetts Institute of Technology.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2009, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)	Option Awards (2)	All Other Compensation	Total
Jerome S. Flum,
Chairman and Chief	2009	$159,221		$25,000	$-0-	$-0-	$184,221
Executive Officer	2008	$213,716	(3)	$15,000	$-0-	$-0-	$228,716

William B. Danner,	2009	$194,467		$50,000	$16,814	$-0-	$261,281
President	2008	$184,200		$25,000	$16,814	$-0-	$226,014

Lawrence Fensterstock,	2009	$159,221		$47,000	$668	$-0-	$206,889
Senior Vice President	2008	$304,811	(4)	$25,000	$683	$-0-	$330,494

(1) The amounts in this column reflect bonuses awarded for the fiscal year shown but paid in the subsequent fiscal year.

(2) Represents the compensation costs of stock option awards for financial reporting purposes for the year under ASC 718, rather than an amount paid to or realized by the Named Executive Officer. See Note 6 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with ASC 718. The ASC 718 value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the ASC 718 amounts will ever by realized.

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

Outstanding Equity Awards

No stock options, stock awards or stock appreciation rights were granted to the Company’s executive officers during the last fiscal year.

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William B.	-0-	100,000	-0-	$1.0000	05-09-15
Danner	-0-	50,000	-0-	$1.2500	10-06-15

Lawrence	15,000	-0-	-0-	$1.0000	12-19-11
Fensterstock	-0-	5,000	-0-	$1.0000	07-31-13

The closing market price of the Company’s common stock on December 31, 2009 was $3.70 per share.

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

	MINIMUM ANNUAL
Level	Gross Sales	Pre-Tax Operating Margin	Options Vested	Cumulative Options Vested
1	$ 3 Million	20%	6.7%	6.7%
2	$ 4 Million	23%	6.7%	13.4%
3	$ 5 Million	27%	10.0%	23.4%
4	$ 6 Million	36%	10.0%	33.4%
5	$7.5 Million	39%	13.3%	46.7%
6	$ 9 Million	42%	13.3%	60.0%
7	$ 11 Million	45%	16.6%	76.6%
8	$ 14 Million	48%	16.6%	93.2%
9	$ 17 Million	48%	6.8%	100.0%

Notwithstanding that the objectives may not have been met in whole or in part, each of the foregoing performance-based options will vest in full on a date which is two years prior to the expiration date of the option or, in the event of a change in control, will vest in full at the time of such change in control.

Directors’ Fees

Non-employee directors receive $450 for each Board of Directors’ meeting attended, up to a maximum payment of $1,800 per Director per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$1,800	$2,334	$4,134
Jeffrey S. Geisenheimer	$1,800	$5,190	$6,990
Joshua M. Flum	$1,350	$8,192	$9,542
Richard J. James	$1,800	$228	$2,028

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 6 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 5, 2010 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Santa Monica Partners, L.P./ Santa Monica Partners II, L.P.(2) 1865 Palmer Avenue, Larchmont, NY 10538	541,430		6.84%
Flum Partners (3)	4,897,128		61.88%
Jerome S. Flum	5,380,353	(4)(5)	67.98%
William B. Danner	21,395		----- *
Lawrence Fensterstock	105,000		1.33%
Andrew J. Melnick	10,000		----- *
Jeffrey S. Geisenheimer	78,653		----- *
Richard J. James	37,000		----- *
All directors and officers (as a group (6 persons))	5,632,401	(4)(5)	71.17%

*less than 1%

(1) Does not give effect to (a) options to purchase 408,500 shares of Common Stock granted to 11 officers and employees pursuant to the 1998 Long-Term Incentive Plan of the Company, (b) options to purchase 80,000 shares of Common Stock granted to an employee pursuant to the 2009 Long-Term Incentive Plan of the Company, subject to shareholder approval of the Plan, and (c) options to purchase an aggregate of 109,000 shares granted to the non-employee directors pursuant to the 1998 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 15,000 shares of Common Stock granted to Mr. Fensterstock which are immediately exercisable.

(2) Based on the information contained in a Schedule 13G filed November 5, 2009. The general partner of Santa Monica Partners, L.P. is SMP Asset Management LLC. The general partner of Santa Monica Partners II, L.P. is Santa Monica Partners Asset Management LLC. Lawrence J. Goldstein is an individual investor and the President of Santa Monica Partners and Santa Monica Partners II. He is also the sole Managing Member of SMP Asset Management LLC and Santa Monica Partners Asset Management LLC, and may be deemed to beneficially own these shares. Mr. Goldstein disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(4) Includes 4,897,128 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 5,380,353 shares of Common Stock, or 67.98% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

(5) Includes 2,000 shares of Common Stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

The Company’s equity compensation plan approved by stockholders is the 1998 Long-Term Incentive Plan. This plan expired May 11, 2009. A replacement plan, the 2009 Long-Term Incentive Plan, providing for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock, has been adopted by the Board, effective December 16, 2009, subject to stockholder approval, which is expected to be obtained in 2010. Incentive stock options to purchase an aggregate of 80,000 shares of Common Stock were granted on December 16, 2009 subject to stockholder approval of the Plan, exercisable in vesting installments over a ten-year term. These options were issued at an exercise price constituting the fair market price of the Common Stock on the grant date.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	582,500	$1.1893	-
Equity compensation plans not approved by stockholders	80,000	$4.0000	920,000
Total	662,500	$1.5287	920,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by J.H. Cohn LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended
	December 31,
	2009	2008

Audit fees (1)	$80,000	$80,000
Audit related fees (2)	-	-
Tax fees (3)	8,650	8,650
All other fees	-	-

Total fees	$88,650	$88,650

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns.

The engagement of J.H. Cohn LLP for the 2009 and 2008 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 29, 2010	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2010	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2010	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: March 29, 2010	By:	/s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 29, 2010	By:	/s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 29, 2010	By:	/s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 29, 2010	By:	/s/	Richard J. James
Richard J. James
Director