Form 10-Q
period 2010-03-31
CREDITRISKMONITOR COM INC
filed 2010-05-14
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                               For the quarterly period ended March 31, 2010

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
                          Common stock $.01 par value — 7,899,462 shares outstanding as of May 7, 2010.

INDEX

CREDITRISKMONITOR.COM, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	Dec. 31, 2009
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,108,948	$4,679,466
Accounts receivable, net of allowance	1,454,191	1,370,523
Other current assets	220,111	253,857

Total current assets	6,783,250	6,303,846

Property and equipment, net	261,935	261,591
Goodwill	1,954,460	1,954,460
Deferred taxes on income	788,381	913,503
Prepaid and other assets	47,086	23,116

Total assets	$9,835,112	$9,456,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$5,705,359	$5,321,116
Accounts payable	46,850	42,614
Accrued expenses	442,589	698,832

Total current liabilities	6,194,798	6,062,562

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,899,462 and 7,849,462 shares, respectively	78,994	78,494
Additional paid-in capital	28,395,478	28,333,094
Accumulated deficit	(24,834,158)	(25,017,634)

Total stockholders’ equity	3,640,314	3,393,954

Total liabilities and stockholders’ equity	$9,835,112	$9,456,516

See accompanying condensed notes to financial statements.

INDEX

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Operating revenues	$2,211,702	$1,743,125

Operating expenses:
Data and product costs	597,767	500,442
Selling, general and administrative expenses	1,274,148	1,234,890
Depreciation and amortization	27,707	23,654

Total operating expenses	1,899,622	1,758,986

Income (loss) from operations	312,080	(15,861)
Other income, net	727	22,548

Income before income taxes	312,807	6,687
Provision for income taxes	129,331	1,463

Net income	$183,476	$5,224

Net income per share of common stock:

Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Weighted average number of common shares outstanding:

Basic	7,889,785	7,849,462
Diluted	8,298,814	7,923,630

See accompanying condensed notes to financial statements.

INDEX

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$183,476	$5,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,707	23,654
Deferred rent	—	(1,468)
Stock-based compensation	12,884	13,474
Deferred income taxes	125,122	—
Unrealized loss on marketable securities	—	6,072
Changes in operating assets and liabilities:
Accounts receivable	(83,668)	24,950
Other current assets	33,746	17,612
Prepaid and other assets	(23,970)	(16,059)
Deferred revenue	384,243	495,136
Accounts payable	4,236	(14,245)
Accrued expenses	(256,243)	(136,289)

Net cash provided by operating activities	407,533	418,061

Cash flows from investing activities:
Purchase of marketable securities	—	(427,186)
Purchase of property and equipment	(28,051)	(7,196)

Net cash used in investing activities	(28,051)	(434,382)

Cash flows from financing activities:
Proceeds from exercise of stock options	50,000	—

Net cash provided by financing activities	50,000	—

Net increase (decrease) in cash and cash equivalents	429,482	(16,321)
Cash and cash equivalents at beginning of period	4,679,466	912,591

Cash and cash equivalents at end of period	$5,108,948	$896,270

See accompanying condensed notes to financial statements.

INDEX

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2009 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

In May 2009, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 855, “Subsequent Events” (“ASC 855”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have evaluated subsequent events through the date of this filing and do not believe there are any material subsequent events which would require further disclosure.

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

INDEX

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended
	March 31,
	2010	2009

Data and product costs	$1,537	$1,952
Selling, general and administrative expenses	11,347	11,522

	$12,884	$13,474

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2010 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

INDEX

The table below sets forth the Company’s cash and cash equivalents as of March 31, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

				Total fair
	Level 1	Level 2	Level 3	value

Cash and cash equivalents	$5,108,948	$—	$—	$5,108,948

Total	$5,108,948	$—	$—	$5,108,948

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of March 31, 2010.

(5) Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended
	March 31,
	2010	2009

Weighted average shares outstanding – basic	7,889,785	7,849,462
Potential shares exercisable under stock option plans	582,500	438,500
LESS: Shares which could be repurchased under treasury stock method	(173,471)	(364,332)
Weighted average shares outstanding – diluted	8,298,814	7,923,630

For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per share as their effect is anti-dilutive. For the three months ended March 31, 2009, 144,000 shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

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

Our strategic priorities and plans for 2010 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$5,109	$4,679
Accounts receivable, net	$1,454	$1,371
Working capital	$588	$241
Cash ratio	0.82	0.77
Quick ratio	1.06	1.00
Current ratio	1.09	1.04

The Company has invested most of its excess cash in money market securities. All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

As of March 31, 2010, the Company had $5.11 million in cash and cash equivalents, an increase of $429,000 from December 31, 2009. The principal component of this net increase for the last three months was the cash generated by operating activities of $408,000.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at March 31, 2010 is deferred revenue of $5.71 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for the last 5 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

INDEX

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended March 31,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,211,702	100.00%	$1,743,125	100.00%

Operating expenses:
Data and product costs	597,767	27.03%	500,442	28.71%
Selling, general and administrative expenses	1,274,148	57.61%	1,234,890	70.84%
Depreciation and amortization	27,707	1.25%	23,654	1.36%
Total operating expenses	1,899,622	85.89%	1,758,986	100.91%

Income (loss) from operations	312,080	14.11%	(15,861)	(0.91%)
Other income, net	727	0.03%	22,548	1.29%

Income before income taxes	312,807	14.14%	6,687	0.38%
Provision for income taxes	129,331	5.85%	1,463	0.08%

Net income	$183,476	8.29%	$5,224	0.30%

Operating revenues increased $468,577, or 27%, for the three months ended March 31, 2010 compared to the first quarter of fiscal 2009. This overall revenue growth resulted from a $465,906, or 28%, increase in Internet subscription service revenue, including $143,777 attributable to an increase in the number of subscribers and $322,129 attributable to increased sales to existing subscribers, as well as a $2,671, or 3%, increase in the Company’s third-party international credit report subscription service, attributable to greater usage by existing subscribers despite a decrease in the number of subscribers to that service.

Data and product costs increased $97,325, or 19%, for the first quarter of 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher salary and related employee benefits, including the additional quality control personnel and the higher cost of third-party content due to the addition of new sources, partially offset by lower consulting fees.

Selling, general and administrative expenses increased $39,258, or 3%, for the first quarter of fiscal 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher marketing expenses and higher salary and related employee benefit costs, resulting from an increase in the Company’s sales force during the past 12 months.

Depreciation and amortization increased $4,053, or 17%, for the first quarter of fiscal 2010 compared to the same period of fiscal 2009. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net decreased $21,821, or 97%, for first quarter of fiscal 2010 compared to the same period last year. This decrease was due to less investment income being earned for the quarter due to a change in the mix of money market securities to those with a shorter duration and a lower yield.

INDEX

Provision for income taxes increased $127,868 due to the Company’s reversal of its valuation allowance during the fourth quarter of 2009, as it is more likely than not that the Company will be able to utilize its net operating loss carryforwards prior to their expiration. Prior to the fourth quarter of 2009, any provision/benefit for income taxes was offset by a corresponding change in the valuation allowance. The current period’s provision does not result in any cash liability because of the availability of unexpired net operating loss carryforwards, thus the provision reduces the recorded deferred tax asset until unexpired NOL’s are fully utilized.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force, invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2010 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2010 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

CREDITRISKMONITOR.COM, INC. (REGISTRANT)

Date: May 14, 2010	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer