Form 10-Q
period 2010-06-30
CREDITRISKMONITOR COM INC
filed 2010-08-10
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value -- 7,899,462 shares outstanding as of August 3, 2010.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	Dec. 31,
	2010	2009
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,822,427	$4,679,466
Marketable securities	1,220,931	--
Accounts receivable, net of allowance	1,229,719	1,370,523
Other current assets	105,166	253,857

Total current assets	7,378,243	6,303,846

Property and equipment, net	295,019	261,591
Goodwill	1,954,460	1,954,460
Deferred taxes on income	641,651	913,503
Prepaid and other assets	37,914	23,116

Total assets	$10,307,287	$9,456,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$5,898,206	$5,321,116
Accounts payable	48,216	42,614
Accrued expenses	488,337	698,832

Total current liabilities	6,434,759	6,062,562

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,899,462 and 7,849,462 shares, respectively	78,994	78,494
Additional paid-in capital	28,408,274	28,333,094
Accumulated deficit	(24,614,740)	(25,017,634)

Total stockholders’ equity	3,872,528	3,393,954

Total liabilities and stockholders’ equity	$10,307,287	$9,456,516

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Operating revenues	$2,304,873	$1,922,437

Operating expenses:
Data and product costs	573,274	565,056
Selling, general and administrative expenses	1,347,086	1,304,604
Depreciation and amortization	31,548	25,337

Total operating expenses	1,951,908	1,894,997

Income from operations	352,965	27,440
Other income (expense), net	13,864	(12,206)

Income before income taxes	366,829	15,234
Provision for income taxes	147,411	1,030

Net income	$219,418	$14,204

Net income per share of common stock:

Basic	$0.03	$0.00
Diluted	$0.03	$0.00

Weighted average number of common shares
outstanding:

Basic	7,899,462	7,849,462
Diluted	8,285,502	8,089,622

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Operating revenues	$4,516,575	$3,665,563

Operating expenses:
Data and product costs	1,171,041	1,065,498
Selling, general and administrative expenses	2,621,234	2,539,495
Depreciation and amortization	59,255	48,992

Total operating expenses	3,851,530	3,653,985

Income from operations	665,045	11,578
Other income, net	14,591	10,343

Income before income taxes	679,636	21,921
Provision for income taxes	276,742	2,493

Net income	$402,894	$19,428

Net income per share of common stock:

Basic	$0.05	$0.00
Diluted	$0.05	$0.00

Weighted average number of common shares outstanding:

Basic	7,894,623	7,849,462
Diluted	8,292,158	8,006,626

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$402,894	$19,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,255	48,992
Deferred rent	-	(2,935)
Stock-based compensation	25,680	26,949
Deferred income taxes	271,852	-
Unrealized (gain) loss on marketable securities	(10,530)	28,224
Changes in operating assets and liabilities:
Accounts receivable	140,804	264,844
Other current assets	148,691	77,544
Prepaid and other assets	(14,798)	(7,948)
Deferred revenue	577,090	651,855
Accounts payable	5,602	(26,133)
Accrued expenses	(210,495)	(101,640)

Net cash provided by operating activities	1,396,045	979,180

Cash flows from investing activities:
Purchase of marketable securities	(1,210,401)	(433,761)
Sale of marketable securities	--	3,364,533
Purchase of property and equipment	(92,683)	(80,960)

Net cash used in investing activities	(1,303,084)	2,849,812

Cash flows from financing activities:
Proceeds from exercise of stock options	50,000	-

Net cash provided by financing activities	50,000	-

Net increase in cash and cash equivalents	142,961	3,828,992
Cash and cash equivalents at beginning of period	4,679,466	912,591

Cash and cash equivalents at end of period	$4,822,427	$4,741,583

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of a full fiscal year.

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

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

Index

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Data and product costs	$1,450	$1,952	$2,986	$3,905
Selling, general and administrative expenses	11,347	11,522	22,694	23,044

	$12,797	$13,474	$25,680	$26,949

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2010 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The Company’s cash equivalents and short term investments are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These instruments include U.S. government and money market securities.

Index

The table below sets forth the Company’s cash and cash equivalents and short term investments as of June 30, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total fair value

Cash and cash equivalents	$4,822,427	$-	$-	$4,822,427
Marketable securities	1,220,931	-	-	1,220,931

Total	$6,043,358	$-	$-	$6,043,358

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of June 30, 2010.

(5) Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares outstanding – basic	7,899,462	7,849,462	7,894,623	7,849,462
Potential shares exercisable under stock option plans	532,500	527,500	557,500	483,000
LESS: Shares which could be repurchased under treasury stock method	(146,460)	(287,340)	(159,965)	(325,836)
Weighted average shares outstanding – diluted	8,285,502	8,089,622	8,292,158	8,006,626

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009
Cash, cash equivalents and marketable securities	$6,043	$4,679
Accounts receivable, net	$1,230	$1,371
Working capital	$943	$241
Cash ratio	0.94	0.77
Quick ratio	1.13	1.00
Current ratio	1.15	1.04

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2010, the Company had $6.04 million in cash, cash equivalents and marketable securities, an increase of $1.36 million from December 31, 2009. The principal component of this net increase for the last six months was the cash generated by operating activities of $1.40 million.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at June 30, 2010 is deferred revenue of $5.90 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for the last 5 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Index

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

RESULTS OF OPERATIONS

	3 Months Ended June 30,
	2010		2009
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$2,304,873	100.00%	$1,922,437	100.00%

Operating expenses:
Data and product costs	573,274	24.87%	565,056	29.39%
Selling, general and administrative expenses	1,347,086	58.45%	1,304,604	67.86%
Depreciation and amortization	31,548	1.37%	25,337	1.32%
Total operating expenses	1,951,908	84.69%	1,894,997	98.57%

Income from operations	352,965	15.31%	27,440	1.43%
Other income (expense), net	13,864	0.60%	(12,206)	(0.64%)

Income before income taxes	366,829	15.91%	15,234	0.79%
Provision for income taxes	147,411	6.39%	1,030	0.05%

Net income	$219,418	9.52%	$14,204	0.74%

Operating revenues increased $382,436, or 20%, for the three months ended June 30, 2010 compared to the first quarter of fiscal 2009. This overall revenue growth resulted from a $393,550, or 21%, increase in Internet subscription service revenue, attributable to increased sales to existing subscribers, offset partially by an $11,114, or 16%, decrease in the Company’s third-party international credit report subscription service, attributable to less usage by existing subscribers together with a decrease in the number of subscribers to that service.

Data and product costs increased $8,218, or 1%, for the second quarter of 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher salary and related employee benefits, including the additional quality control personnel, partially offset by lower third-party content, due to the decision not to renew a contract, as well as lower consulting fees.

Selling, general and administrative expenses increased $42,482, or 3%, for the second quarter of fiscal 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher professional and recruiting fees, partially offset by lower marketing expenses.

Depreciation and amortization increased $6,211, or 25%, for the second quarter of fiscal 2010 compared to the same period of fiscal 2009. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $26,070 for second quarter of fiscal 2010 compared to the same period last year. This increase was due to a positive mark-to-market adjustment recorded in 2010 versus a corresponding loss recorded in the comparable period last year.

Index

Provision for income taxes increased $146,381 due to the Company’s reversal of its valuation allowance during the fourth quarter of 2009, as it is more likely than not that the Company will be able to utilize its net operating loss carryforwards prior to their expiration. Prior to the fourth quarter of 2009, any provision/benefit for income taxes was offset by a corresponding change in the valuation allowance. The current period’s provision does not result in any cash liability because of the availability of unexpired net operating loss carryforwards, thus the provision reduces the recorded deferred tax asset until unexpired NOL’s are fully utilized.

	6 Months Ended June 30,
	2010		2009
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,516,575	100.00%	$3,665,563	100.00%

Operating expenses:
Data and product costs	1,171,041	25.93%	1,065,498	29.07%
Selling, general and administrative expenses	2,621,234	58.04%	2,539,495	69.28%
Depreciation and amortization	59,255	1.31%	48,992	1.33%
Total operating expenses	3,851,530	85.28%	3,653,985	99.68%

Income from operations	665,045	14.72%	11,578	0.32%
Other income, net	14,591	0.32%	10,343	0.28%

Income before income taxes	679,636	15.04%	21,921	0.60%
Provision for income taxes	276,742	6.12%	2,493	0.07%

Net income	$402,894	8.92%	$19,428	0.53%

Operating revenues increased $851,012, or 23%, for the six months ended June 30, 2010 compared to the first six months of fiscal 2009. This overall revenue growth resulted from a $859,454, or 24%, increase in Internet subscription service revenue, including $140,993 attributable to an increase in the number of subscribers and $718,461 attributable to increased sales to existing subscribers, offset partially by an $8,442, or 6%, decrease in the Company’s third-party international credit report subscription service, attributable to less usage by existing subscribers together with a decrease in the number of subscribers to that service.

Data and product costs increased $105,543, or 10%, for the first six months of 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher salary and related employee benefits, including the additional quality control personnel, and the higher cost of third-party content due to the addition of new sources, partially offset by lower consulting fees.

Selling, general and administrative expenses increased $81,739, or 3%, for the first six months of fiscal 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher professional and recruiting fees.

Depreciation and amortization increased $10,263, or 21%, for the first six months of fiscal 2010 compared to the same period of fiscal 2009. This increase is due to a higher depreciable asset base reflecting the replacement of computer equipment that had been in operation past its depreciable life.

Index

Other income, net increased $4,248 for first six months of fiscal 2010 compared to the same period last year. This increase was due to a positive mark-to-market adjustment recorded in 2010 versus a corresponding loss recorded in the comparable period last year, partially offset by lower dividends received in 2010 compared to 2009.

Provision for income taxes increased $274,249 due to the Company’s reversal of its valuation allowance during the fourth quarter of 2009, as it is more likely than not that the Company will be able to utilize its net operating loss carryforwards prior to their expiration. Prior to the fourth quarter of 2009, any provision/benefit for income taxes was offset by a corresponding change in the valuation allowance. The current period’s provision does not result in any cash liability because of the availability of unexpired net operating loss carryforwards, thus the provision reduces the recorded deferred tax asset until unexpired NOL’s are fully utilized.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 10, 2010	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
Principal Accounting Officer