Form 10-Q
period 2010-09-30
CREDITRISKMONITOR COM INC
filed 2010-11-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number: 1-8601

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
Yes ☑    No ☐

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
Large accelerated filer ☐                       Accelerated filer ☐
Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value -- 7,899,462 shares outstanding as of November 4, 2010.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,990,265	$4,679,466
Marketable securities	1,259,890	--
Accounts receivable, net of allowance	1,077,964	1,370,523
Other current assets	240,117	253,857

Total current assets	7,568,236	6,303,846

Property and equipment, net	310,644	261,591
Goodwill	1,954,460	1,954,460
Deferred taxes on income	406,041	913,503
Prepaid and other assets	34,335	23,116

Total assets	$10,273,716	$9,456,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$5,759,656	$5,321,116
Accounts payable	73,670	42,614
Accrued expenses	596,248	698,832

Total current liabilities	6,429,574	6,062,562

Other liabilities	459	--

Total liabilities	6,430,033	6,062,562

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,899,462 and 7,849,462 shares, respectively	78,994	78,494
Additional paid-in capital	28,420,991	28,333,094
Accumulated deficit	(24,656,302)	(25,017,634)

Total stockholders’ equity	3,843,683	3,393,954

Total liabilities and stockholders’ equity	$10,273,716	$9,456,516

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Operating revenues	$2,389,932	$2,052,310

Operating expenses:
Data and product costs	580,184	519,005
Selling, general and administrative expenses	1,223,686	1,101,815
Depreciation and amortization	35,345	26,533

Total operating expenses	1,839,215	1,647,353

Income from operations	550,717	404,957
Other income, net	39,570	2,564

Income before income taxes	590,287	407,521
Provision for income taxes	236,870	1,020

Net income	$353,417	$406,501

Net income per share of common stock:

Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Weighted average number of common shares outstanding:

Basic	7,899,462	7,849,462
Diluted	8,277,216	8,198,544

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Operating revenues	$6,906,507	$5,717,872

Operating expenses:
Data and product costs	1,751,224	1,584,503
Selling, general and administrative expenses	3,844,920	3,641,310
Depreciation and amortization	94,600	75,524

Total operating expenses	5,690,744	5,301,337

Income from operations	1,215,763	416,535
Other income, net	54,161	12,907

Income before income taxes	1,269,924	429,442
Provision for income taxes	513,612	3,513

Net income	$756,312	$425,929

Net income per share of common stock:

Basic	$0.10	$0.05
Diluted	$0.09	$0.05

Weighted average number of common shares outstanding:

Basic	7,896,236	7,849,462
Diluted	8,287,177	8,070,599

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$756,312	$425,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,600	75,524
Deferred income taxes	507,462	-
Deferred rent	459	(3,424)
Stock-based compensation	38,397	40,423
Unrealized (gain) loss on marketable securities	(37,451)	28,224
Changes in operating assets and liabilities:
Accounts receivable	292,559	312,746
Other current assets	13,740	93,763
Prepaid and other assets	(11,219)	(2,256)
Deferred revenue	438,540	392,672
Accounts payable	31,056	(5,818)
Accrued expenses	(102,584)	(107,936)

Net cash provided by operating activities	2,021,871	1,249,847

Cash flows from investing activities:
Purchase of marketable securities	(1,222,439)	(433,761)
Sale of marketable securities	--	3,364,533
Purchase of property and equipment	(143,653)	(123,420)

Net cash provided by (used in) investing activities	(1,366,092)	2,807,352

Cash flows from financing activities:
Dividends paid to stockholders	(394,980)	-
Proceeds from exercise of stock options	50,000	_-

Net cash used in financing activities	(344,980)	-

Net increase in cash and cash equivalents	310,799	4,057,199
Cash and cash equivalents at beginning of period	4,679,466	912,591

Cash and cash equivalents at end of period	$4,990,265	$4,969,790

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2009.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of a full fiscal year.

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

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Data and product costs	$1,370	$1,952	$4,356	$5,857
Selling, general and administrative expenses	11,347	11,522	34,041	34,566

	$12,717	$13,474	$38,397	$40,423

Index

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2010 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The Company’s cash equivalents and marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These instruments include U.S. government and money market securities.

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of September 30, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

				Total fair
	Level 1	Level 2	Level 3	value

Cash and cash equivalents	$4,990,265	$-	$-	$4,990,265
Marketable securities	1,259,890	-	-	1,259,890

Total	$6,250,155	$-	$-	$6,250,155

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of September 30, 2010.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average shares outstanding – basic	7,899,462	7,849,462	7,896,236	7,849,462
Potential shares exercisable under stock option plans	532,500	582,500	549,167	516,167

LESS: Shares which could be repurchased under treasury stock method	(154,746)	(233,418)	(158,226)	(295,030)

Weighted average shares outstanding – diluted	8,277,216	8,198,544	8,287,177	8,070,599

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

Our strategic priorities and plans for 2010 and 2011 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2010 and 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	Sept. 30,	Dec. 31,
	2010	2009
Cash, cash equivalents and marketable securities	$6,250	$4,679
Accounts receivable, net	$1,078	$1,371
Working capital	$1,139	$241
Cash ratio	0.97	0.77
Quick ratio	1.14	1.00
Current ratio	1.18	1.04

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2010, the Company had $6.25 million in cash, cash equivalents and marketable securities, an increase of $1.57 million from December 31, 2009. The principal component of this net increase for the last nine months was the cash generated by operating activities of $2.02 million.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at September 30, 2010 is deferred revenue of $5.76 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index

RESULTS OF OPERATIONS

	3 Months Ended September 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,389,932	100.00%	$2,052,310	100.00%

Operating expenses:
Data and product costs	580,184	24.28%	519,005	25.29%
Selling, general and administrative expenses	1,223,686	51.20%	1,101,815	53.69%
Depreciation and amortization	35,345	1.48%	26,533	1.29%
Total operating expenses	1,839,215	76.96%	1,647,353	80.27%

Income from operations	550,717	23.04%	404,957	19.73%
Other income, net	39,570	1.66%	2,564	0.13%

Income before income taxes	590,287	24.70%	407,521	19.86%
Provision for income taxes	236,870	9.91%	1,020	0.05%

Net income	$353,417	14.79%	$406,501	19.81%

Operating revenues increased $337,622, or 16%, for the three months ended September 30, 2010 compared to the third quarter of fiscal 2009. This overall revenue growth resulted from a $338,895, or 17%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, offset partially by a $1,273, or 2%, decrease in the Company’s third-party international credit report subscription service, attributable to less usage by subscribers due to a decrease in the number of subscribers to that service.

Data and product costs increased $61,179, or 12%, for the third quarter of 2010 compared to the same period of fiscal 2009. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, partially offset by lower third-party content, due to the decision not to renew a contract.

Selling, general and administrative expenses increased $121,871, or 11%, for the third quarter of fiscal 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher salary and related employee benefits, higher professional fees, and higher rent and utilities expense, related to the Company’s leasing of additional space at its corporate headquarters.

Depreciation and amortization increased $8,812, or 33%, for the third quarter of fiscal 2010 compared to the same period of fiscal 2009. This increase is due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $37,006 for third quarter of fiscal 2010 compared to the same period last year. This increase was due to a positive mark-to-market adjustment and interest income related to the Company’s investment in debt instruments of the United States Government.

Provision for income taxes increased $235,850 due to the Company’s reversal of its valuation allowance during the fourth quarter of 2009, as the Company had sufficient evidence to conclude that it is more likely than not that the Company will be able to utilize it net operating loss carryforwards prior to their expiration. Prior to the fourth quarter of 2009, any provision/benefit for income taxes was offset by a corresponding change in the valuation allowance because such evidence was not available. The current period’s provision does not result in any cash liability because of the availability of unexpired net operating loss carryforwards, thus the provision reduces the recorded deferred tax asset until unexpired NOL’s are fully utilized.

Index

	9 Months Ended September 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$6,906,507	100.00%	$5,717,872	100.00%

Operating expenses:
Data and product costs	1,751,224	25.36%	1,584,503	27.71%
Selling, general and administrative expenses	3,844,920	55.67%	3,641,310	63.69%
Depreciation and amortization	94,600	1.37%	75,524	1.32%
Total operating expenses	5,690,744	82.40%	5,301,337	92.72%

Income from operations	1,215,763	17.60%	416,535	7.28%
Other income, net	54,161	0.79%	12,907	0.23%

Income before income taxes	1,269,924	18.39%	429,442	7.51%
Provision for income taxes	513,612	7.44%	3,513	0.06%

Net income	$756,312	10.95%	$425,929	7.45%

Operating revenues increased $1,188,635, or 21%, for the nine months ended September 30, 2010 compared to the first nine months of fiscal 2009. This overall revenue growth resulted from a $1,198,350, or 22%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, offset partially by a $9,715, or 4%, decrease in the Company’s third-party international credit report subscription service, attributable to less usage by subscribers due to a decrease in the number of subscribers to that service.

Data and product costs increased $166,721, or 11%, for the first nine months of 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher salary and related employee benefits, including the additional quality control personnel, and the higher cost of third-party content due to the addition of new sources, partially offset by lower consulting fees.

Selling, general and administrative expenses increased $203,610, or 6%, for the first nine months of fiscal 2010 compared to the same period of fiscal 2009. This increase was primarily due to higher salary and related employee benefits, higher professional and recruiting fees, and higher rent and utilities expense, related to the Company’s leasing of additional space at its corporate headquarters.

Depreciation and amortization increased $19,076, or 25%, for the first nine months of fiscal 2010 compared to the same period of fiscal 2009. This increase is due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $41,254 for first nine months of fiscal 2010 compared to the same period last year. This increase was due to a positive mark-to-market adjustment recorded in 2010 versus a corresponding loss recorded in the comparable period last year as well as higher interest income, partially offset by lower dividends received in 2010 compared to 2009.

Provision for income taxes increased $510,099 due to the Company’s reversal of its valuation allowance during the fourth quarter of 2009, as the Company had sufficient evidence to conclude that it is more likely than not that the Company will be able to utilize its net operating loss carryforwards prior to their expiration. Prior to the fourth quarter of 2009, any provision/benefit for income taxes was offset by a corresponding change in the valuation allowance because such evidence was not available. The current period’s provision does not result in any cash liability because of the availability of unexpired net operating loss carryforwards, thus the provision reduces the recorded deferred tax asset until unexpired NOL’s are fully utilized.

Index

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

Index

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

Item 4. Controls and Procedures

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 12, 2010	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer