Form 10-K
period 2010-12-31
CREDITRISKMONITOR COM INC
filed 2011-03-18
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 was $9,014,141. The Company’s common stock is traded on the OTC Markets. There were 7,899,462 shares of common stock $.01 par value outstanding as of March 8, 2011.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2011.

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

CRMZ (see our website at www.crmz.com) is an Internet-based publisher of financial information, designed to save time for busy corporate credit professionals, which competes with Dun & Bradstreet, Inc. (“D&Btm”) and other firms. The Company publishes comprehensive commercial credit reports covering public companies worldwide, including detailed financial statements, ratio analysis and trend reports, peer analyses, Altman Z” default scores, FRISK® scores, credit limit recommendations, company background information, plus Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) ratings. The service also includes trade payment data and public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. In addition, the service provides continuous filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies, including FRISK® score reports, credit limit alerts, financial statement updates, SEC filings, Moody’s and S&P rating changes, credit-relevant news stories and press releases.

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

There is little hard data on the size of CRMZ’s market. The U.S. National Association of Credit Management has about 30,000 members, but some industry observers believe the number of U.S. credit managers and other personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a full-time credit function but still require credit information. Furthermore, a market exists outside of the U.S. for information on U.S. and foreign companies. Finally, a small fraction of the Company’s customers use the information for purposes outside of the credit function, including procurement and strategic planning/competitive analysis. D&Btm, our major competitor, has disclosed that it generated approximately $731.5 million from its Risk Management Solutions business (i.e., credit information services revenue) in the U.S. for 2010. The remaining market is extremely fragmented with numerous other vendors.  On that basis, we estimate that we have a little more than 1% of the U.S. market.

CRMZ’s annual fixed-price subscription service represented over 97% of its fiscal 2010 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2010 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including Moody’s and S&P, to redistribute their information as part of our service. We also obtain financial statement data from Thomson Reuters Corporation. Although we report some of this “raw” data directly on our website, the critical elements of our service – the ratio analysis and trend reports, the peer analyses, the Altman Z” default scores and the FRISK® score – are computed by the Company using its own algorithms and weighting techniques based on this information. Further, both subscribers and non-subscribers provide us with trade payment data that is aggregated and reported without disclosing the source of this information.

CRMZ’s service is the result of management’s experience in the commercial credit industry and on-going research with respect to the information needs of corporate credit departments. This has enabled CRMZ to satisfy the credit profession’s need for a timely, efficient, low cost credit information service. CRMZ publishes and sells the following commercial credit analysis services primarily to corporate credit managers:

(1)
An annual fixed-price service (the “Fundamental Service”) with unlimited usage and coverage of public companies, featuring multi-period spreads of financial reports and ratio analysis, as well as up-to-date financial news screened specifically for usefulness in credit evaluation. Another feature of the service is notification and delivery of this news via email, concerning only companies of interest to the subscriber. This service is supplemented with trade receivable data contributed mainly by CRMZ’s subscribers, as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. The Fundamental Service includes the Company’s proprietary credit score, the “FRISK®” score. This proprietary score predicts the probability of bankruptcy within the next 12 months, and provides clients with a fast, consistent method for identifying those companies at greatest risk of filing for bankruptcy. The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 7,000 companies over a multi-year period and continually monitored by the Company. Preparation of the FRISK® score involves the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2010, the Fundamental Service covered over 40,000 public companies worldwide, totaling approximately $49 trillion in corporate revenue compared to world GDP of $74 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies. In addition, the Company sells its Credit Limit Service on an annual subscription basis. Available since 2007, this interactive service helps credit managers to manage credit line limits for their customers, in light of changes in the companies’ financial strength. This service monitors daily changes in a customized recommended credit limit for each customer and generates alert messages to subscribers as requested, so they can take immediate action when a customer’s circumstances change. This Credit Limit Service is fully integrated with the Fundamental Service, which provides analytical depth to subscribers when questions arise or more analysis is needed. It is only sold in conjunction with the Fundamental Service, for an additional fee. The fee is based, in part, on the number of subject companies evaluated during the annual subscription period, and includes monitoring.

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

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues therefore have continued to grow as world economic growth slows or declines. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2010 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $30 trillion. To put this in perspective, in 2010 the U.S. Gross Domestic Product (“GDP”) was approximately $14.6 trillion, and the market value of all U.S. corporate equity was approximately $20 trillion. Thus, U.S. public companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. This dramatically increases the exposure and complexity of extending commercial trade credit and puts a premium on the speed and analysis of CRMZ’s service.

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

•
Self financing. CRMZ’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital. In addition, the Company has approximately $2.1 million of net operating loss carryforwards which may offset future tax liability and thus positively impact cash flow. (See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources; and Net Operating Loss Carryforwards.)

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy credit managers time, at a cost significantly below that of reports from the leading provider (price comparison as of January 28, 2011). Because D&Btm has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CRMZ employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time, when analyzing their most important customers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies, having aggregate revenues of approximately $49 trillion, are superior in this way to competitive products or services in that the CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the Moody’s and S&P ratings, and the Altman Z” and proprietary FRISK® scores offered by the service enable further efficiency by focusing attention on only those companies showing financial weakness.

•
The Company’s customers typically have contracts with D&Btm. Traditionally, D&Btm sold their customers prepaid units and/or reports (“units”) on an annual basis, which they could then use to buy D&Btm products throughout the year. In 2005, the Company became aware that D&Btm had also begun selling some part of its service on a “fixed-price” basis for “virtually unlimited usage”, and in 2006, D&Btm expanded this practice under the trade name “DNBi”. It appears that these contracts offer a fixed price for usage of D&Btm information within a wide range of amounts, the upper end of which is a multiple of the customer’s current usage. D&Btm attempts to maintain or increase its total annual charges to each DNBi customer, and these charges are generally many times more than comparable CRMZ fees. At the same time, D&Btm attempts to bind its customers to multi-year agreements, so as to blunt the customer’s ability to reduce its D&Btm costs over several years. Since its introduction through the end of 2009, the DNBi strategy seems to have been both useful for D&B™ and without obvious negative impact on the Company, suggesting an expansionary effect on the U.S. market for credit risk information. The Company cannot predict the future effectiveness of D&Btm’s strategy much less whether D&Btm will find this DNBi pricing can lead to sustainable revenue increases over multiple years. To date, the tactic has not significantly diminished the Company’s ability to win new customers. The best practice that CRMZ recommends to its subscription customers is to always search CRMZ’s database first (which does not incur any incremental expense to them) and, if they have purchased a traditional D&B™ unit-based plan, to save their expensive D&Btm units for decisions concerning those privately-held businesses where CRMZ may have little or no information. Likewise, users of the “DNBi” service have reported to CRMZ that it is wise to conserve unit usage even with a “DNBi” contract, because high usage levels seem to become a pretext for D&B™ to seek large price increases in future years. According to the Company’s research, the great majority of CreditRiskMonitor customers continue to report saving money as a result of using the CRMZ service.

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

Net Operating Loss Carryforwards

At December 31, 2010, the Company had net operating loss (“NOL”) carryforwards aggregating approximately $2.1 million, expiring in varying amounts over the next sixteen (16) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the “Code”), may be used to minimize the Company’s liability for taxes on future taxable income of the Company, if any.

Section 382 of the Code provides limits on the amount of a company’s NOL carryforwards which can be applied against its earnings after an “ownership change” occurs. The Company is not aware of any transaction, pending or contemplated, that could constitute an ownership change.

Employees

As of March 8, 2011, the Company had 64 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company has adopted stock option plans in 1998 and 2009 that cover its employees.

ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 10,000 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2015 and provides for an aggregate total monthly cost of $10,891, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURHASES OF EQUITY SECURITIES.

The Company’s Common Stock was traded on the OTC Bulletin Board Service until February 23, 2011. It is currently listed under the symbol “CRMZ” on OTC Markets (the “Pink Sheets”). The following table sets forth the high and low closing bid quotations reported on the OTC Bulletin Board Service for each calendar quarter of 2009 and 2010. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High Bid	Low Bid

2009
	First Quarter	$1.99	$0.35
	Second Quarter	$2.50	$1.50
	Third Quarter	$3.25	$2.00
	Fourth Quarter	$4.20	$2.50

2010
	First Quarter	$5.15	$2.00
	Second Quarter	$5.50	$0.00
	Third Quarter	$3.55	$0.00
	Fourth Quarter	$7.50	$0.00

On March 8, 2011, there were approximately 278 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

During fiscal 2010, the Company paid a cash dividend of $0.05 per share on its Common Stock on September 30, 2010; in fiscal 2009, the Company paid a cash dividend of $0.10 per share on its Common Stock on December 29, 2009.

The Company did not repurchase any of its common stock during the fourth quarter of 2010.

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

Our strategic priorities and plans for 2011 will continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2011.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Cash, cash equivalents and marketable securities	$6,847	$4,679
Accounts receivable, net	$1,407	$1,371
Working capital	$1,546	$241
Cash ratio	0.95	0.77
Quick ratio	1.15	1.00
Current ratio	1.21	1.04

The Company has invested most of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less are considered cash equivalents, while those with maturities in excess of three months are reflected as marketable securities.

As of December 31, 2010, the Company had $6.85 million in cash, cash equivalents and marketable securities, an increase of $2.17 million from December 31, 2009. The principal component of this net increase for the last 12 months was the cash generated by operating activities of $2.75 million.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at December 31, 2010 is deferred revenue of $6.00 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for the last 6 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or if it were to license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

As described more fully in Note 8 of the Notes to Financial Statements, at December 31, 2010 the Company had certain cash obligations, which are due as follows:

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$669,306	$181,732	$271,597	$215,977	-

Total	$669,306	$181,732	$271,597	$215,977	-

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2010 vs. 2009

	Year Ended December 31,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$9,343,011	100.00%	$7,848,010	100.00%

Operating expenses:
Data and product costs	2,429,745	26.00%	2,118,316	26.99%
Selling, general and administrative expenses	5,102,805	54.62%	4,813,064	61.33%
Depreciation and amortization	133,564	1.43%	103,909	1.32%
Total operating expenses	7,666,114	82.05%	7,035,289	89.64%

Income from operations	1,676,897	17.95%	812,721	10.36%
Other income, net	23,443	0.25%	13,893	0.18%

Income before income taxes	1,700,340	18.20%	826,614	10.54%
Provision (benefit) for income taxes	687,030	7.35%	(908,960)	(11.58%)

Net income	$1,013,310	10.85%	$1,735,574	22.12%

Operating revenues increased approximately $1,495,001, or 19%, for fiscal 2010 over the prior year. This overall revenue growth resulted from a $1,491,356, or 20%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, as well as a $3,645, or 1%, increase in the Company’s third-party international credit report subscription service, attributable mainly to increased usage despite a decrease in the number of subscribers to that service.

Data and product costs increased $311,429, or 15%, for fiscal 2010. This increase was primarily due to higher salary and related employee benefits, including additional quality control and programming personnel, and the higher cost of third-party content due to the addition of new sources, partially offset by lower consulting fees.

Selling, general and administrative expenses increased $289,741, or 6%, for fiscal 2010. This increase was primarily due to higher salary and related employee benefits, higher professional and recruiting fees, and higher rent and utilities expense, related to the Company’s leasing of additional space at its corporate headquarters.

Depreciation and amortization increased $29,655, or 29%, for fiscal 2010, due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $9,550, or 69%, for fiscal 2010, primarily due to a smaller negative mark-to-market adjustment recorded in 2010 versus last year as well as higher interest income, partially offset by lower dividends received in 2010 compared to 2009.

Provision for income taxes increased $1,595,990 due to the Company’s reversal of its valuation allowance during the fourth quarter of 2009, as the Company had sufficient evidence to conclude that it is more likely than not that the Company will be able to utilize its net operating loss carryforwards prior to their expiration. Prior to the fourth quarter of 2009, any provision/benefit for income taxes was offset by a corresponding change in the valuation allowance because such evidence was not available. The current year’s provision does not result in any cash liability because of the availability of unexpired net operating loss carryforwards. This expense reduces the recorded deferred tax asset and at December 31, 2010, the Company had NOL carryforwards aggregating approximately $2.1 million, expiring in varying amounts over the next sixteen (16) years.

2009 vs. 2008

	Year Ended December 31,
	2009		2008
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$7,848,010	100.00%	$5,872,996	100.00%

Operating expenses:
Data and product costs	2,118,316	26.99%	1,753,338	29.85%
Selling, general and administrative expenses	4,813,064	61.33%	3,795,232	64.62%
Depreciation and amortization	103,909	1.32%	81,531	1.39%
Total operating expenses	7,035,289	89.64%	5,630,101	95.86%

Income from operations	812,721	10.36%	242,895	4.14%
Other income, net	13,893	0.18%	133,048	2.26%

Income before income taxes	826,614	10.54%	375,943	6.40%
Provision (benefit) for income taxes	(908,960)	(11.58%)	4,117	0.07%

Net income	$1,735,574	22.12%	$371,826	6.33%

Operating revenues increased approximately $1,975,014, or 34%, for fiscal 2009 over the prior year. This overall revenue growth resulted from a $1,981,019, or 35%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, offset in part by a $6,005, or 2%, decrease in the Company’s third-party international credit report subscription service, attributable mainly to a decrease in the number of subscribers to that service.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force, invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2011 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2011 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2010 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

Risks and Other Considerations

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or currently deemed immaterial also may impair its business operations. If any of the risks described below actually occur, the Company’s business could be impaired.

From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the SEC may contain forward-looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “plans” and similar expressions are intended to identify forward-looking statements. The Company’s actual future operating results or short-term or long-term liquidity may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including but not limited to the following in addition to those set forth elsewhere herein or in other filings made by the Company with the Commission.

Limited Operating History of CRMZ; Anticipated Losses and Negative Cash Flow. The Company has been operating its business since January 1999, when it acquired the assets of the CreditRisk Monitor credit information service. Accordingly, CRMZ has a limited operating history on which to base an evaluation of its business and prospects. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company among other things, must maintain and increase its customer base, implement and successfully execute its business and marketing strategy and its expansion into new product markets, effectively integrate acquisitions and other business combinations, continue to develop and upgrade its technology and transaction-processing systems, improve its Website, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

In addition, to the extent the Company becomes involved in litigation to enforce or defend its intellectual property rights; such litigation can be a lengthy and costly process causing diversion of effort and resources by the Company and its management with no guarantee of success.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2010 and 2009, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ J.H. Cohn LLP

Jericho, New York
March 18, 2011

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$5,642,568	$4,679,466
Marketable securities	1,204,234	-
Accounts receivable, net of allowance of $30,000	1,406,865	1,370,523
Other current assets	480,922	253,857

Total current assets	8,734,589	6,303,846

Property and equipment, net	364,360	261,591
Goodwill	1,954,460	1,954,460
Deferred taxes on income	233,873	913,503
Other assets	23,225	23,116

Total assets	$11,310,507	$9,456,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$5,997,862	$5,321,116
Accounts payable	24,024	42,614
Accrued expenses	1,167,196	698,832

Total current liabilities	7,189,082	6,062,562

Other liabilities	1,149	-

Total liabilities	7,190,231	6,062,562

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,899,462 and 7,849,462 shares, respectively	78,994	78,494
Additional paid-in capital	28,440,586	28,333,094
Accumulated deficit	(24,399,304)	(25,017,634)

Total stockholders’ equity	4,120,276	3,393,954

Total liabilities and stockholders’ equity	$11,310,507	$9,456,516

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2010 and 2009

	2010	2009

Operating revenues	$9,343,011	$7,848,010

Operating expenses:
Data and product costs	2,429,745	2,118,316
Selling, general and administrative expenses	5,102,805	4,813,064
Depreciation and amortization	133,564	103,909

Total operating expenses	7,666,114	7,035,289

Income from operations	1,676,897	812,721
Other income, net	23,443	13,893

Income before income taxes	1,700,340	826,614
Provision (benefit) for income taxes	687,030	(908,960)

Net income	$1,013,310	$1,735,574

Net income per share:
Basic	$0.13	$0.22
Diluted	$0.12	$0.21

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2009	7,849,462	$78,494	$28,279,268	$(25,968,248)	$2,389,514

Net income	-	-	-	1,735,574	1,735,574
Cash dividend paid	-	-	-	(784,960)	(784,960)
Stock-based compensation	-	-	53,826	-	53,826

Balance December 31, 2009	7,849,462	78,494	28,333,094	(25,017,634)	3,393,954

Net income	-	-	-	1,013,310	1,013,310
Cash dividend paid	-	-	-	(394,980)	(394,980)
Exercise of stock options	50,000	500	49,500	-	50,000
Stock-based compensation	-	-	57,992	-	57,992

Balance December 31, 2010	7,899,462	$78,994	$28,440,586	$(24,399,304)	$4,120,276

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net income	$1,013,310	$1,735,574
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	679,630	(913,503)
Depreciation	133,564	103,909
Stock-based compensation	57,992	53,826
Realized loss on marketable securities	-	28,224
Unrealized loss on marketable securities	6,269	-
Deferred rent	1,149	(3,424)
Changes in operating assets and liabilities:
Accounts receivable, net	(36,342)	(224,457)
Other current assets	(227,065)	(15,974)
Other assets	(109)	4,993
Deferred revenue	676,746	926,313
Accounts payable	(18,590)	(10,144)
Accrued expenses	468,364	88,084

Net cash provided by operating activities	2,754,918	1,773,421

Cash flows from investing activities:
Purchase of marketable securities	(1,210,503)	(433,761)
Sale of marketable securities	-	3,364,533
Purchase of property and equipment	(236,333)	(152,358)

Net cash provided by (used in) investing activities	(1,446,836)	2,778,414

Cash flows from financing activities:
Dividend paid to stockholders	(394,980)	(784,960)
Proceeds from exercise of stock options	50,000	-

Net cash used in financing activities	(344,980)	(784,960)

Net increase in cash and cash equivalents	963,102	3,766,875
Cash and cash equivalents at beginning of year	4,679,466	912,591

Cash and cash equivalents at end of year	$5,642,568	$4,679,466

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$21

Income taxes	$7,400	$4,543

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2010 and 2009 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2010, management believes no impairment of long-lived assets has occurred.

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

Income Per Share

Income per share is computed under the provisions of ASC 260, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2010 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 9).

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2010 and 2009, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

Segment Information

The Company follows the provisions of ASC 280, “Segment Reporting”. This pronouncement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. The pronouncement also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently believes it operates in one segment.

Stock-Based Compensation

The Company adopted ASC 718, “Compensation-Stock Compensation” (“ASC 718”), at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule).

See Note 6 for more information regarding the Company’s stock compensation plans.

Fair Value Measurements

The Company records its financial instruments that are accounted for under ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”) at fair value. The determination of fair value is based upon the fair value framework established by ASC 820. ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2010 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2010 and 2009.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2010	2009

Cash	$932,423	$293,134
Money market funds	4,710,145	4,386,332

	$5,642,568	$4,679,466

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320. Accordingly, the Company classifies its marketable securities at acquisition as either: (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under ASC 320. The related unrealized gains/(losses) are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2010 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Recorded
	Cost	Gains	Losses	Value

U.S. Treasury Note, due 11/15/2015	$1,210,503	$ --	($ 6,269)	$1,204,234

NOTE 5 - INCOME TAXES

The Company has generated net operating loss (“NOL”) carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2010, the Company had Federal NOL carryforwards of approximately $2,143,000, which expire through 2026.

The income tax expense (benefit) consisted of the following:

	2010	2009

Current:
State	$7,400	$4,543
Deferred:
Federal	577,685	(776,478)
State	101,945	(137,025)

	$687,030	$(908,960)

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense for 2010 and 2009 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2010	2009

Computed "expected" expense	$680,135	$330,646
Permanent differences	2,186	1,751
State and local income tax expense	7,400	4,543
Other	(2,691)	39,158
Decrease in valuation allowance	-	(1,285,058)

Income tax expense (benefit)	$687,030	$(908,960)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$888,221	$1,518,841
Other	55,563	45,582

Total deferred tax assets	943,784	1,564,423

Deferred tax liabilities:
Goodwill amortization	(594,538)	(533,670)
Fixed asset depreciation	(115,373)	(117,250)

Total deferred tax liabilities	(709,911)	(650,920)

Net deferred tax assets	$233,873	$913,503

Prior to 2005 the Company had a history of losses. Although the Company was profitable for the 3 years ended December 31, 2008 the economic climate and the Company’s limited earnings history created uncertainty that the Company would continue to be profitable. This created the rebuttable presumption that a full valuation allowance was necessary for its net deferred tax assets. During 2009, with the benefit of improved results and another year of history, the Company determined that it was more likely than not that the deferred tax assets will be realized and, accordingly, the valuation allowance was reversed in 2009.

The net change in the total valuation allowance for the year ended December 31, 2009 was a decrease of $1,285,058.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2010, 612,500 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2010, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2010, the Company has two stock option plans: the 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”).

The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. No stock options may be granted under this Plan after May 11, 2009. At December 31, 2010, there were options outstanding for 512,500 shares of common stock under this plan.

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

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,000,000 shares of common stock. At December 31, 2010, there were options outstanding for 100,000 shares of common stock under this plan.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2010 and 2009, nor are there any stock appreciation rights outstanding at December 31, 2010 and 2009.

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2010 and 2009 are as follows:

	Number of Shares	Weighted Average Average Exercise Price

Outstanding at January 1, 2009	582,500	$1.1893
Granted	80,000	4.0000

Outstanding at December 31, 2009	662,500	$1.5827
Exercised	(50,000)	1.0000
Forfeited	(20,000)	2.3800
Granted	20,000	6.0000

Outstanding at December 31, 2010	612,500	$1.6900

As of December 31, 2010, there were 900,000 shares of common stock reserved for the granting of additional options.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2010	2009

Data and product costs	$5,726	$7,760
Selling, general and administrative costs	52,266	46,066

	$57,992	$53,826

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock through the date of grant. The Company uses the simplified method under Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing an Estimate of Expected Term of ‘Plain Vanilla’ Share Options”, to estimate the options’ expected term. The risk-free interest rate used is based on the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the option.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The fair value of options granted during the years ended December 31, 2010 and 2009 were $4.40 and $2.23, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2010	2009
Risk-free interest rate	2.76%	3.47%
Expected dividend yield	0.71%	0.00%
Expected volatility factor	4.50	0.47
Expected life of the option (years)	9	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.0000 - $ 1.2000	388,500	3.76	$1.0000	41,000	$1.0000
$1.2100 - $ 1.6500	89,000	4.84	$1.3848	-	-
$1.6600 - $ 6.0000	135,000	8.51	$3.8770	-	-

	612,500	4.97	$1.6900	41,000	$1.0000

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $7.00 as of December 31, 2010, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2010 and 2009 was $3,252,350 and $1,438,500, respectively.

As of December 31, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $382,000. This cost will be amortized on a straight-line basis over a weighted average term of 3.35 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2010	2009

Computer equipment and software	$724,366	$557,855
Furniture and fixtures	134,649	92,408
Leasehold improvements	64,776	37,195
Capital lease	90,043	90,043
	1,013,834	777,501
Less accumulated depreciation and amortization	(649,474)	(515,910)

	$364,360	$261,591

NOTE 8 – LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires on July 31, 2015. The Company also leases certain equipment under operating leases that expire through 2012. Rental expenses under operating leases were $216,394 and $183,528 for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments for noncancelable operating leases at December 31, 2010 are as follows:

Operating Leases

2011	$181,732
2012	137,648
2013	133,949
2014	135,967
2015	80,010

Total minimum lease payments	$669,306

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2010	2009

Net income	$1,013,310	$1,735,574

Weighted average common shares outstanding, basic	7,897,043	7,849,462
Dilutive effect of stock options	400,897	261,153
Weighted average common shares outstanding, diluted	8,297,940	8,110,615

Net income per share:
Basic	$0.13	$0.22
Diluted	$0.12	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the Company.

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	70	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	54	President/Chief Operating Officer	2005
Lawrence Fensterstock	60	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	69	Director	2005
Jeffrey S. Geisenheimer	45	Director	2005
Joshua M. Flum	41	Director	2007
Richard J. James	71	Director	1992

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

Lawrence Fensterstock joined the Company and was elected to his current offices in January 1999. Previously, he joined Market Guide Inc. in September 1996 to assist in the formation of its credit information services division. From 1993 to 1996, Mr. Fensterstock was with Information Clearinghouse Incorporated (“ICI”) and was closely involved in the formation of its credit reporting service. In addition to being responsible for the publication of the various facets of this credit reporting service, he was chief operating and financial officer of ICI. From 1989 through 1992, Mr. Fensterstock was Vice President-Controller, Treasurer and Corporate Secretary for a private entity formed to acquire Litton Industries’ office products operations in a leveraged buyout. There, he spent 2-1/2 years acting as de facto chief financial officer. Mr. Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen LLP. He earned an MBA degree from The University of Chicago Business School and a BA degree in economics from Queens College.

Andrew J. Melnick has been a Director since March 2005. Since 2010, he has been a Managing Partner of SkyView Investment Advisors. The firm provides investment advisory services to institutions and high net worth individuals as well as managing fund of hedge funds and acting as a sub-advisor to a mutual fund of hedge funds. From 2005 to 2009, Mr. Melnick helped manage two hedge funds. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co. a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. Mr. Melnick is a director and non-executive chairman of Copal Partners, a provider of financial research and analytics services through client-specific proprietary products, a director of Pop-A-Lock, a car door unlocking, roadside assistance and locksmith service business, and a director of the New York Society of Security Analysts. Mr. Melnick earned a BA in economics and MBA in finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

Jeffrey S. Geisenheimer has been a Director since December 2005. He served as Chief Financial Officer of Ford Models, Inc., the largest talent and modeling agency in world, from April 2008 to January 2011. In this capacity, Mr. Geisenheimer was responsible for the daily financial and administrative activities of the Company. Prior to joining Ford Models, Mr. Geisenheimer was the CFO of two publicly traded companies (Market Guide, Inc., from 1987 to 1999, and Multex.com, Inc., from 1999 to 2003) and four private equity-backed companies (Managed Systems, Inc., from July 2007 to April 2008, Register.com, Inc., March 2007 to July 2007, Instant Information, Inc., from July 2005 to March 2007 and Moneyline Telerate, Inc., from December 2003 to July 2005). While CFO at three of these companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisitions to much larger corporations for a combined transaction value of over $750 million. Mr. Geisenheimer received a BBA degree in banking and finance and a MBA degree in accounting from Hofstra University.

Joshua M. Flum has been a Director since September 2007. He has been an executive with CVS Caremark Corporation since July 2004. Mr. Flum began his career at CVS Caremark in Store Operations and is currently Senior Vice President, Retail Pharmacy. Prior to joining CVS Caremark, Mr. Flum spent three years with The Boston Consulting Group specializing in the Consumer and Retail Practice Area. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. Mr. Flum is the son of Jerome Flum.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2010, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Jerome S. Flum, Chairman	2010	$160,000	$35,000	$-0-	$-0-	$195,000
and Chief Executive Officer	2009	$159,221	$25,000	$-0-	$-0-	$184,221

William B. Danner,	2010	$192,800	$50,000	$16,814	$-0-	$259,614
President	2009	$190,467	$50,000	$16,814	$-0-	$257,281

Lawrence Fensterstock,	2010	$160,000	$48,000	$183	$-0-	$208,183
Senior Vice President	2009	$159,221	$47,000	$668	$-0-	$206,889

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

Outstanding Equity Awards

No stock options, stock awards or stock appreciation rights were granted to the Company’s executive officers during the last fiscal year.

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William B. Danner	-0-	100,000	-0-	$1.0000	05-09-15
	-0-	50,000	-0-	$1.2500	10-06-15

Lawrence Fensterstock	15,000	-0-	-0-	$1.0000	12-19-11
	-0-	5,000	-0-	$1.0000	07-31-13

The closing market price of the Company’s common stock on December 31, 2010 was $7.00 per share.

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

Directors’ Fees

Effective January 1, 2010, non-employee directors receive $750 per quarter or a total of $3,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$3,000	$2,334	$5,334
Jeffrey S. Geisenheimer	$3,000	$5,190	$8,190
Joshua M. Flum	$3,000	$8,192	$11,192
Richard J. James	$3,000	$265	$3,265

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 6 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 8, 2011 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Santa Monica Partners, L.P./
Santa Monica Partners II, L.P.(2)
1865 Palmer Avenue
Larchmont, NY 10538	541,430		6.84%
Flum Partners (3)	4,897,128		61.83%
Jerome S. Flum	5,380,353	(4)(5)	67.93%
William B. Danner	21,395		----- *
Lawrence Fensterstock	105,000		1.33%
Andrew J. Melnick	10,000		----- *
Jeffrey S. Geisenheimer	78,653		----- *
Richard J. James	40,000		----- *
All directors and officers (as a group (6 persons))	5,635,401	(4)(5)	71.15%

*less than 1%

 (1) Does not give effect to (a) options to purchase 388,500 shares of Common Stock granted to 10 officers and employees pursuant to the 1998 Long-Term Incentive Plan of the Company, (b) options to purchase 100,000 shares of Common Stock granted to 2 employees pursuant to the 2009 Long-Term Incentive Plan of the Company, and (c) options to purchase an aggregate of 103,000 shares granted to the non-employee directors pursuant to the 1998 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 15,000 and 3,000 shares of Common Stock granted to Messrs. Fensterstock and James, respectively, as well as options to purchase 3,000 shares of Common Stock granted to a former director, all of which are immediately exercisable.

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

 (5) Includes 6,000 shares of Common Stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

The Company’s equity compensation plans approved by stockholders are the 1998 Long-Term Incentive Plan, which expired May 11, 2009, and the 2009 Long-Term Incentive Plan. The 2009 Long-Term Incentive Plan provides for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by stockholders	612,500	$1.69	900,000
Total	612,500	$1.69	900,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by J.H. Cohn LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended
	December 31,
	2010	2009

Audit fees (1)	$82,000	$80,000
Audit related fees (2)	-	-
Tax fees (3)	9,000	8,650
All other fees	-	-

Total fees	$91,000	$88,650

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns.

The engagement of J.H. Cohn LLP for the 2010 and 2009 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Financial Statements – contained in Item 8:

(b)           Exhibits:

2	-	Copy of the Asset Purchase Agreement dated December 29, 1998. (1)
3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999. (3)
3(ii)	-	Copy of the Company’s By-Laws as amended April 27, 1987 and May 11, 1999. (5)
10-C	-	Copy of Company’s 1998 Long-Term Incentive Plan. (2)
10-D	-	Copy of Company’s 2009 Long-Term Incentive Plan. (6)
14	-	CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (4)
31.1*	-	Certification of Chief Executive Officer.
31.2*	-	Certification of Chief Financial Officer.
32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Registrant’s Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.
(2)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.
(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-08601) and incorporated herein by reference thereto.
(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (File No. 1-08601) and incorporated herein by reference thereto.
(5)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005 (File No. 1-08601) and incorporated herein by reference thereto.
(6)	Filed as an Exhibit to Registrant’s Definitive Statement on Schedule 14C filed October 22, 2010 (File No. 1-08601) and incorporated herein by reference thereto.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 18, 2011	By: /s/ Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2011	By: /s/ Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2011	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 18, 2011	By: /s/ Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 18, 2011	By: /s/ Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 18, 2011	By: /s/ Joshua M. Flum
Joshua M. Flum
Director

Date: March 18, 2011	By: /s/ Richard J. James
Richard J. James
Director