Form 10-Q
period 2011-03-31
CREDITRISKMONITOR COM INC
filed 2011-05-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Common stock $.01 par value -- 7,899,462 shares outstanding as of May 2, 2011.

Index

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,650,199	$5,642,568
Marketable securities	1,205,334	1,204,234
Accounts receivable, net of allowance	1,608,109	1,406,865
Other current assets	388,726	480,922

Total current assets	8,852,368	8,734,589

Property and equipment, net	345,264	364,360
Goodwill	1,954,460	1,954,460
Deferred taxes on income	147,982	233,873
Prepaid and other assets	55,084	23,225

Total assets	$11,355,158	$11,310,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,387,556	$5,997,862
Accounts payable	55,745	24,024
Accrued expenses	627,910	1,167,196

Total current liabilities	7,071,211	7,189,082

Other liabilities	1,838	1,149

Total liabilities	7,073,049	7,190,231

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,899,462 shares	78,994	78,994
Additional paid-in capital	28,473,008	28,440,586
Accumulated deficit	(24,269,893)	(24,399,304)

Total stockholders’ equity	4,282,109	4,120,276

Total liabilities and stockholders’ equity	$11,355,158	$11,310,507

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Operating revenues	$2,439,961	$2,211,702

Operating expenses:
Data and product costs	745,347	597,767
Selling, general and administrative expenses	1,434,093	1,274,148
Depreciation and amortization	41,222	27,707

Total operating expenses	2,220,662	1,899,622

Income from operations	219,299	312,080
Other income, net	1,551	727

Income before income taxes	220,850	312,807
Provision for income taxes	(91,439)	(129,331)

Net income	$129,411	$183,476

Net income per share of common stock:

Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:

Basic	7,899,462	7,889,785
Diluted	8,363,268	8,298,814

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$129,411	$183,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,222	27,707
Deferred income taxes	85,891	125,122
Deferred rent	689	-
Stock-based compensation	32,422	12,884
Unrealized gain on marketable securities	(1,100)	-
Changes in operating assets and liabilities:
Accounts receivable	(201,244)	(83,668)
Other current assets	92,196	33,746
Prepaid and other assets	(31,859)	(23,970)
Deferred revenue	389,694	384,243
Accounts payable	31,721	4,236
Accrued expenses	(539,286)	(256,243)

Net cash provided by operating activities	29,757	407,533

Cash flows from investing activities:
Purchase of property and equipment	(22,126)	(28,051)

Net cash used in investing activities	(22,126)	(28,051)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	50,000

Net cash provided by financing activities	-	50,000

Net increase in cash and cash equivalents	7,631	429,482
Cash and cash equivalents at beginning of period	5,642,568	4,679,466

Cash and cash equivalents at end of period	$5,650,199	$5,108,948

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2010 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended
	March 31,
	2011	2010

Data and product costs	$3,855	$1,537
Selling, general and administrative expenses	28,567	11,347

	$32,422	$12,884
(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2011 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

Index

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

The Company’s cash equivalents and marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Marketable securities include U.S. government bonds.

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of March 31, 2011 and December 31, 2010, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

		March 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$5,650,199	$-	$-	$5,650,199	$5,642,568
Marketable securities	1,205,334	-	-	1,205,334	1,204,234

Total	$6,855,533	$-	$-	$6,855,533	$6,846,802

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2011 or December 31, 2010.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended
	March 31,
	2011	2010

Weighted average number of common shares outstanding – basic	7,899,462	7,889,785
Potential shares exercisable under stock option plans	612,500	582,500
LESS: Shares which could be repurchased under treasury stock method	(148,694)	(173,471)

Weighted average number of common shares outstanding – diluted	8,363,268	8,298,814

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

Our strategic priorities and plans for 2011 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	Dec. 31,
	2011	2010
Cash, cash equivalents and marketable securities	$6,856	$6,847
Accounts receivable, net	$1,608	$1,407
Working capital	$1,781	$1,546
Cash ratio	0.97	0.95
Quick ratio	1.20	1.15
Current ratio	1.25	1.21

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2011, the Company had $6.86 million in cash, cash equivalents and marketable securities, an increase of approximately $8,700 from December 31, 2010. The principal component of this net increase for the last three months was the cash generated by operating activities of approximately $29,800.

Additionally, the main component of current liabilities at March 31, 2011 is deferred revenue of $6.39 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index

RESULTS OF OPERATIONS

	3 Months Ended March 31,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$2,439,961	100.00%	$2,211,702	100.00%

Operating expenses:
Data and product costs	745,347	30.54%	597,767	27.03%
Selling, general and administrative expenses	1,434,093	58.78%	1,274,148	57.61%
Depreciation and amortization	41,222	1.69%	27,707	1.25%
Total operating expenses	2,220,662	91.01%	1,899,622	85.89%

Income from operations	219,299	8.99%	312,080	14.11%
Other income, net	1,551	0.06%	727	0.03%

Income before income taxes	220,850	9.05%	312,807	14.14%
Provision for income taxes	(91,439)	(3.75%)	(129,331)	(5.85%)

Net income	$129,411	5.30%	$183,476	8.29%

Operating revenues increased $228,259, or 10%, for the three months ended March 31, 2011 compared to the first quarter of fiscal 2010. This overall revenue growth resulted from a $233,272 or 11%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, offset partially by a $5,013, or 6%, decrease in the Company’s third-party international credit report subscription service, attributable to less usage by subscribers due to a decrease in the number of subscribers to that service. The widespread concerns of our subscribers and potential subscribers about corporate credit risk, driven by the Great Recession, gradually diminished during 2010. Their concerns about cost control have continued. It became apparent to the Company that our double-digit growth was slowing during 2010. So, in the third quarter of 2010 the Company reorganized its sales department and began to change its sales process to adapt to this new environment. The new selling method is more consistent with reduced “impulse” buying and also with the Company’s prospective new clients’ increased focus on cost control. The Company is seeing early signs that these changes in its sales process will be successful, over the long term, but may take several more quarters to implement fully.

Data and product costs increased $147,580, or 25%, for the first quarter of 2011 compared to the same period of fiscal 2010. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost of third-party content, due to the purchase of additional data elements.

Selling, general and administrative expenses increased $159,945, or 13%, for the first quarter of fiscal 2011 compared to the same period of fiscal 2010. This increase was primarily due to the Company’s decision to outsource certain data entry tasks, as well as higher salary and related employee benefits, higher professional fees, and higher rent and utilities expense, related to the Company’s leasing of additional space at its corporate headquarters.

Depreciation and amortization increased $13,515, or 49%, for the first quarter of fiscal 2011 compared to the same period of fiscal 2010. This increase is due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $824 for first quarter of fiscal 2011 compared to the same period last year. This increase was due to the Company having a higher cash balance to invest in 2011 versus 2010.

Index

Provision for income taxes decreased $37,892 for the first quarter of fiscal 2011 compared to the same period of fiscal 2010. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force, invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2011 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2011 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions and litigation issues. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “plans” or words of similar meaning are intended to identify forward-looking statements. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company’s beliefs or expectations are those listed under “Results of Operations” and other factors referenced herein or from time to time as “risk factors” or otherwise in the Company’s Registration Statements or Securities and Exchange Commission reports. The Company disclaims any intention or obligation to revise any forward-looking statement, whether as a result of new information, a future event or otherwise.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 12, 2011	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer