Form 10-Q
period 2011-06-30
CREDITRISKMONITOR COM INC
filed 2011-08-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☑    No ☐

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
Common stock $.01 par value -- 7,914,462 shares outstanding as of August 2, 2011.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,414,918	$5,642,568
Marketable securities	1,214,083	1,204,234
Accounts receivable, net of allowance	1,489,209	1,406,865
Other current assets	233,307	480,922

Total current assets	9,351,517	8,734,589

Property and equipment, net	332,190	364,360
Goodwill	1,954,460	1,954,460
Deferred taxes on income	58,198	233,873
Prepaid and other assets	45,675	23,225

Total assets	$11,742,040	$11,310,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,564,993	$5,997,862
Accounts payable	56,151	24,024
Accrued expenses	578,021	1,167,196

Total current liabilities	7,199,165	7,189,082

Other liabilities	2,527	1,149

Total liabilities	7,201,692	7,190,231

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and
outstanding 7,914,462 and 7,899,462 shares, respectively	79,144	78,994
Additional paid-in capital	28,521,448	28,440,586
Accumulated deficit	(24,060,244)	(24,399,304)

Total stockholders’ equity	4,540,348	4,120,276

Total liabilities and stockholders’ equity	$11,742,040	$11,310,507

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

Operating revenues	$2,539,350	$2,304,873

Operating expenses:
Data and product costs	734,890	573,274
Selling, general and administrative expenses	1,495,659	1,347,086
Depreciation and amortization	41,507	31,548

Total operating expenses	2,272,056	1,951,908

Income from operations	267,294	352,965
Other income, net	33,367	13,864

Income before income taxes	300,661	366,829
Provision for income taxes	(91,012)	(147,411)

Net income	$209,649	$219,418

Net income per share of common stock:

Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average number of common shares outstanding:

Basic	7,900,629	7,889,462
Diluted	8,344,914	8,285,502

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

Operating revenues	$4,979,311	$4,516,575

Operating expenses:
Data and product costs	1,480,237	1,171,041
Selling, general and administrative expenses	2,929,752	2,621,234
Depreciation and amortization	82,729	59,255

Total operating expenses	4,492,718	3,851,530

Income from operations	486,593	665,045
Other income, net	34,918	14,591

Income before income taxes	521,511	679,636
Provision for income taxes	(182,451)	(276,742)

Net income	$339,060	$402,894

Net income per share of common stock:

Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Weighted average number of common shares outstanding:

Basic	7,900,045	7,894,623
Diluted	8,354,090	8,292,158

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$339,060	$402,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,729	59,255
Deferred income taxes	175,675	271,852
Deferred rent	1,378	-
Stock-based compensation	66,012	25,680
Unrealized gain on marketable securities	(9,849)	(10,530)
Changes in operating assets and liabilities:
Accounts receivable	(82,344)	140,804
Other current assets	247,615	148,691
Prepaid and other assets	(22,450)	(14,798)
Deferred revenue	567,131	577,090
Accounts payable	32,127	5,602
Accrued expenses	(589,175)	(210,495)

Net cash provided by operating activities	807,909	1,396,045

Cash flows from investing activities:
Purchase of marketable securities	-	(1,210,401)
Purchase of property and equipment	(50,559)	(92,683)

Net cash used in investing activities	(50,559)	(1,303,084)

Cash flows from financing activities:
Proceeds from exercise of stock options	15,000	50,000

Net cash provided by financing activities	15,000	50,000

Net increase in cash and cash equivalents	772,350	142,961
Cash and cash equivalents at beginning of period	5,642,568	4,679,466

Cash and cash equivalents at end of period	$6,414,918	$4,822,427

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of a full fiscal year.

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

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Data and product costs	$4,315	$1,450	$8,170	$2,986
Selling, general and administrative expenses	29,275	11,347	57,842	22,694

	$33,590	$12,797	$66,012	$25,680

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2011 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of June 30, 2011 and December 31, 2010, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

		June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$6,414,918	$-	$-	$6,414,918	$5,642,568
Marketable securities	1,214,083	-	-	1,214,083	1,204,234

Total	$7,629,001	$-	$-	$7,629,001	$6,846,802

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2011 or December 31, 2010.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average number of common shares outstanding – basic	7,900,629	7,899,462	7,900,045	7,894,623
Potential shares exercisable under stock option plans	612,500	532,500	612,500	557,500
LESS: Shares which could be repurchased under treasury stock method	(168,215)	(146,460)	(158,455)	(159,965)

Weighted average number of common shares outstanding – diluted	8,344,914	8,285,502	8,354,090	8,292,158

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,	Dec. 31,
	2011	2010
Cash, cash equivalents and marketable securities	$7,629	$6,847
Accounts receivable, net	$1,489	$1,407
Working capital	$2,152	$1,546
Cash ratio	1.06	0.95
Quick ratio	1.27	1.15
Current ratio	1.30	1.21

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2011, the Company had $7.63 million in cash, cash equivalents and marketable securities, an increase of approximately $782,200 from December 31, 2010. The principal component of this net increase for the last six months was the cash generated by operating activities of approximately $807,900.

Additionally, the main component of current liabilities at June 30, 2011 is deferred revenue of $6.56 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index

RESULTS OF OPERATIONS

	3 Months Ended June 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$2,539,350	100.00%	$2,304,873	100.00%

Operating expenses:
Data and product costs	734,890	28.94%	573,274	24.87%
Selling, general and administrative expenses	1,495,659	58.90%	1,347,086	58.45%
Depreciation and amortization	41,507	1.63%	31,548	1.37%
Total operating expenses	2,272,056	89.47%	1,951,908	84.69%

Income from operations	267,294	10.53%	352,965	15.31%
Other income, net	33,367	1.31%	13,864	0.60%

Income before income taxes	300,661	11.84%	366,829	15.91%
Provision for income taxes	(91,012)	(3.58%)	(147,411)	(6.39%)

Net income	$209,649	8.26%	$219,418	9.52%

Operating revenues increased $234,477, or 10%, for the three months ended June 30, 2011 compared to the second quarter of fiscal 2010. This overall revenue growth resulted from a $215,101 or 10%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, as well as a $19,376, or 32%, increase in the Company’s third-party international credit report subscription service, attributable to greater usage by subscribers. The widespread concerns of our subscribers and potential subscribers about corporate credit risk, driven by the Great Recession, gradually diminished during 2010. Their concerns about cost control have continued. It became apparent to the Company that our double-digit growth was slowing during 2010. So, in the third quarter of 2010 the Company reorganized its sales department and began to change its sales process to adapt to this new environment. The new selling method is more consistent with reduced “impulse” buying and also with the Company’s prospective new clients’ increased focus on cost control. The Company is seeing early signs that these changes in its sales process will be successful, over the long term, but may take several more quarters to implement fully.

Data and product costs increased $161,616, or 28%, for the second quarter of 2011 compared to the same period of fiscal 2010. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost of third-party content, due to the purchase of additional data elements.

Selling, general and administrative expenses increased $148,573, or 11%, for the second quarter of fiscal 2011 compared to the same period of fiscal 2010. This increase was primarily due to the Company’s decision to outsource certain data entry tasks, as well as higher salary and related employee benefits, higher professional fees, and higher rent and utilities expense, related to the Company’s leasing of additional space at its corporate headquarters.

Depreciation and amortization increased $9,959, or 32%, for the second quarter of fiscal 2011 compared to the same period of fiscal 2010. This increase is due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $19,503 for second quarter of fiscal 2011 compared to the same period last year. This increase was due to the Company having a higher cash balance to invest in 2011 versus 2010.

Index

Provision for income taxes decreased $56,399 for the second quarter of fiscal 2011 compared to the same period of fiscal 2010. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above as well as the recording of additional deferred tax benefits upon the filing of its 2010 tax return.

	6 Months Ended June 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,979,311	100.00%	$4,516,575	100.00%

Operating expenses:
Data and product costs	1,480,237	29.73%	1,171,041	25.93%
Selling, general and administrative expenses	2,929,752	58.84%	2,621,234	58.04%
Depreciation and amortization	82,729	1.66%	59,255	1.31%
Total operating expenses	4,492,718	90.23%	3,851,530	85.28%

Income from operations	486,593	9.77%	665,045	14.72%
Other income, net	34,918	0.70%	14,591	0.32%

Income before income taxes	521,511	10.47%	679,636	15.04%
Provision for income taxes	(182,451)	(3.66%)	(276,742)	(6.12%)

Net income	$339,060	6.81%	$402,894	8.92%

Operating revenues increased $462,736, or 10%, for the six months ended June 30, 2011 compared to the first half of fiscal 2010. This overall revenue growth resulted from a $448,373 or 10%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, as well as a $14,363, or 10%, increase in the Company’s third-party international credit report subscription service, attributable to greater usage by subscribers. The widespread concerns of our subscribers and potential subscribers about corporate credit risk, driven by the Great Recession, gradually diminished during 2010. Their concerns about cost control have continued. It became apparent to the Company that our double-digit growth was slowing during 2010. So, in the third quarter of 2010 the Company reorganized its sales department and began to change its sales process to adapt to this new environment. The new selling method is more consistent with reduced “impulse” buying and also with the Company’s prospective new clients’ increased focus on cost control. The Company is seeing early signs that these changes in its sales process will be successful, over the long term, but may take several more quarters to implement fully.

Data and product costs increased $309,196, or 26%, for the first six months of 2011 compared to the same period of fiscal 2010. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost of third-party content, due to the purchase of additional data elements.

Selling, general and administrative expenses increased $308,518, or 12%, for the first six months of fiscal 2011 compared to the same period of fiscal 2010. This increase was primarily due to the Company’s decision to outsource certain data entry tasks, as well as higher salary and related employee benefits, higher professional fees, and higher rent and utilities expense, related to the Company’s leasing of additional space at its corporate headquarters.

Depreciation and amortization increased $23,474, or 40%, for the first six months of fiscal 2011 compared to the same period of fiscal 2010. This increase is due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $20,327 for first six months of fiscal 2011 compared to the same period last year. This increase was due to the Company having a higher cash balance to invest in 2011 versus 2010.

Index

Provision for income taxes decreased $94,291 for the first six months of fiscal 2011 compared to the same period of fiscal 2010. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

_______

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 12, 2011	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer