Form 10-Q
period 2011-09-30
CREDITRISKMONITOR COM INC
filed 2011-11-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to_____

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
Common stock $.01 par value -- 7,914,462 shares outstanding as of November 2, 2011.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30,	December31,
	2011	2010
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,162,612	$5,642,568
Marketable securities	1,765,874	1,204,234
Accounts receivable, net of allowance	1,224,953	1,406,865
Other current assets	322,387	480,922

Total current assets	9,475,826	8,734,589

Property and equipment, net	321,448	364,360
Goodwill	1,954,460	1,954,460
Deferred taxes on income	--	233,873
Prepaid and other assets	39,187	23,225

Total assets	$11,790,921	$11,310,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,476,571	$5,997,862
Accounts payable	66,252	24,024
Accrued expenses	824,565	1,167,196
Accrued income taxes	12,096	--

Total current liabilities	7,379,484	7,189,082

Other liabilities	3,140	1,149

Total liabilities	7,382,624	7,190,231

Stockholders’ equity:
Preferred stock, $.01 par value authorized 5,000,000 shares none issued	--	--
Common stock, $.01 par value authorized 25,000,000 shares issued and outstanding 7,914,462 and 7,899,462 shares, respectively	79,144	78,994
Additional paid-in capital	28,556,242	28,440,586
Accumulated deficit	(24,227,089)	(24,399,304)

Total stockholders’ equity	4,408,297	4,120,276

Total liabilities and stockholders’ equity	$11,790,921	$11,310,507

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

Operating revenues	$2,580,339	$2,389,932

Operating expenses:
Data and product costs	716,226	580,184
Selling, general and administrative expenses	1,572,311	1,223,686
Depreciation and amortization	42,753	35,345

Total operating expenses	2,331,290	1,839,215

Income from operations	249,049	550,717
Other income, net	52,096	39,570

Income before income taxes	301,145	590,287
Provision for income taxes	(72,260)	(236,870)

Net income	$228,885	$353,417

Net income per share of common stock:

Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Weighted average number of common shares outstanding:

Basic	7,914,462	7,889,462
Diluted	8,295,097	8,277,216

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

Operating revenues	$7,559,650	$6,906,507

Operating expenses:
Data and product costs	2,196,463	1,751,224
Selling, general and administrative expenses	4,502,063	3,844,920
Depreciation and amortization	125,482	94,600

Total operating expenses	6,824,008	5,690,744

Income from operations	735,642	1,215,763
Other income, net	87,015	54,161

Income before income taxes	822,657	1,269,924
Provision for income taxes	(254,711)	(513,612)

Net income	$567,946	$756,312

Net income per share of common stock:

Basic	$0.07	$0.10
Diluted	$0.07	$0.09

Weighted average number of common shares outstanding:

Basic	7,904,851	7,896,236
Diluted	8,334,258	8,287,177

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$567,946	$756,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,482	94,600
Deferred income taxes	245,969	507,462
Deferred rent	1,991	459
Stock-based compensation	100,806	38,397
Unrealized gain on marketable securities	(48,929)	(37,451)
Changes in operating assets and liabilities:
Accounts receivable	181,912	292,559
Other current assets	158,535	13,740
Prepaid and other assets	(15,962)	(11,219)
Deferred revenue	478,709	438,540
Accounts payable	42,228	31,056
Accrued expenses	(342,632)	(102,584)

Net cash provided by operating activities	1,496,055	2,021,871

Cash flows from investing activities:
Purchase of marketable securities	(512,711)	(1,222,439)
Purchase of property and equipment	(82,570)	(143,653)

Net cash used in investing activities	(595,281)	(1,366,092)

Cash flows from financing activities:
Dividends paid to shareholders	(395,730)	(394,980)
Proceeds from exercise of stock options	15,000	50,000

Net cash used in financing activities	(380,730)	(344,980)

Net increase in cash and cash equivalents	520,044	310,799
Cash and cash equivalents at beginning of period	5,642,568	4,679,466

Cash and cash equivalents at end of period	$6,162,612	$4,990,265

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of a full fiscal year.

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

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Data and product costs	$5,437	$1,370	$13,608	$4,356
Selling, general and administrative expenses	29,356	11,347	87,198	34,041

	$34,793	$12,717	$100,806	$38,397

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2011 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of September 30, 2011 and December 31, 2010, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$6,162,612	$-	$-	$6,162,612	$5,642,568
Marketable securities	1,765,874	-	-	1,765,874	1,204,234

Total	$7,928,486	$-	$-	$7,928,486	$6,846,802

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2011 or December 31, 2010.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average number of common shares outstanding – basic	7,914,462	7,899,462	7,904,851	7,896,236
Potential shares exercisable under stock option plans	497,500	532,500	567,500	549,167
LESS: Shares which could be repurchased under treasury stock method	(116,865)	(154,746)	(138,093)	(158,226)

Weighted average number of common shares outstanding – diluted	8,295,097	8,277,216	8,334,258	8,287,177

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Sept. 30,	Dec. 31,
	2011	2010
Cash, cash equivalents and marketable securities	$7,928	$6,847
Accounts receivable, net	$1,225	$1,407
Working capital	$2,096	$1,546
Cash ratio	1.07	0.95
Quick ratio	1.24	1.15
Current ratio	1.28	1.21

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2011, the Company had $7.93 million in cash, cash equivalents and marketable securities, an increase of approximately $1.08 million from December 31, 2010. The principal component of this net increase for the last nine months was the cash generated by operating activities of approximately $1.50 million.

Additionally, the main component of current liabilities at September 30, 2011 is deferred revenue of $6.48 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index

RESULTS OF OPERATIONS

	3 Months Ended September 30,
	2011		2010
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,580,339	100.00%	$2,389,932	100.00%

Operating expenses:
Data and product costs	716,226	27.76%	580,184	24.28%
Selling, general and administrative expenses	1,572,311	60.93%	1,223,686	51.20%
Depreciation and amortization	42,753	1.66%	35,345	1.48%
Total operating expenses	2,331,290	90.35%	1,839,215	76.96%

Income from operations	249,049	9.65%	550,717	23.04%
Other income, net	52,096	2.02%	39,570	1.66%

Income before income taxes	301,145	11.67%	590,287	24.70%
Provision for income taxes	(72,260)	(2.80%)	(236,870)	(9.91%)

Net income	$228,885	8.87%	$353,417	14.79%

Operating revenues increased $190,407, or 8%, for the three months ended September 30, 2011 compared to the third quarter of fiscal 2010. This overall revenue growth resulted from a $220,274, or 9%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, as well as a $29,867, or 44%, decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers. The widespread concerns of our subscribers and potential subscribers about corporate credit risk, driven by the Great Recession, gradually diminished during 2010. Their concerns about cost control have continued. It became apparent to the Company that our growth was slowing during 2010. So, in the third quarter of 2010 the Company reorganized its sales department and began to change its sales process to adapt to this new environment. The new selling method is more consistent with reduced “impulse” buying and also with the Company’s prospective new clients’ increased focus on cost control. The Company is seeing early signs that these changes in its sales process will be successful, over the long term, but may take several more quarters to implement fully.

Data and product costs increased $136,042, or 23%, for the third quarter of 2011 compared to the same period of fiscal 2010. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost of third-party content, due to the purchase of additional data elements.

Selling, general and administrative expenses increased $348,625, or 28%, for the third quarter of fiscal 2011 compared to the same period of fiscal 2010. This increase was due to higher salary and related employee benefits as well as to the outsourcing of certain data entry tasks and higher professional fees.

Depreciation and amortization increased $7,408, or 21%, for the third quarter of fiscal 2011 compared to the same period of fiscal 2010. This increase is due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $12,526 for third quarter of fiscal 2011 compared to the same period last year. This increase was due to the Company having a higher cash balance to invest in 2011 versus 2010.

Provision for income taxes decreased $164,610 for the third quarter of fiscal 2011 compared to the same period of fiscal 2010. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above as well as the recording of additional deferred tax benefits upon the filing of its 2010 tax return.

Index

	9 Months Ended September 30,
	2011		2010
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$7,559,650	100.00%	$6,906,507	100.00%

Operating expenses:
Data and product costs	2,196,463	29.06%	1,751,224	25.36%
Selling, general and administrative expenses	4,502,063	59.55%	3,844,920	55.67%
Depreciation and amortization	125,482	1.66%	94,600	1.37%
Total operating expenses	6,824,008	90.27%	5,690,744	82.40%

Income from operations	735,642	9.73%	1,215,763	17.60%
Other income, net	87,015	1.15%	54,161	0.79%

Income before income taxes	822,657	10.88%	1,269,924	18.39%
Provision for income taxes	(254,711)	(3.37%)	(513,612)	(7.44%)

Net income	$567,946	7.51%	$756,312	10.95%

Operating revenues increased $653,143, or 9%, for the nine months ended September 30, 2011 compared to the first nine months of fiscal 2010. This overall revenue growth resulted from a $668,647, or 10%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, offset slightly by a $15,504, or 7%, decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers. The widespread concerns of our subscribers and potential subscribers about corporate credit risk, driven by the Great Recession, gradually diminished during 2010. Their concerns about cost control have continued. It became apparent to the Company that our growth was slowing during 2010. So, in the third quarter of 2010 the Company reorganized its sales department and began to change its sales process to adapt to this new environment. The new selling method is more consistent with reduced “impulse” buying and also with the Company’s prospective new clients’ increased focus on cost control. The Company is seeing early signs that these changes in its sales process will be successful, over the long term, but may take several more quarters to implement fully.

Data and product costs increased $445,239, or 25%, for the first nine months of 2011 compared to the same period of fiscal 2010. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost of third-party content, due to the purchase of additional data elements.

Selling, general and administrative expenses increased $657,143, or 17%, for the first nine months of fiscal 2011 compared to the same period of fiscal 2010. This increase was primarily due to the Company’s decision to outsource certain data entry tasks, as well as higher salary and related employee benefits, higher professional fees, and higher rent and utilities expense, related to the Company’s leasing of additional space at its corporate headquarters.

Depreciation and amortization increased $30,882, or 33%, for the first nine months of fiscal 2011 compared to the same period of fiscal 2010. This increase is due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $32,854 for first nine months of fiscal 2011 compared to the same period last year. This increase was due to the Company having a higher cash balance to invest in 2011 versus 2010.

Index

Provision for income taxes decreased $258,901 for the first nine months of fiscal 2011 compared to the same period of fiscal 2010. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above as well as the recording of additional deferred tax benefits upon the filing of its 2010 tax return.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC. (REGISTRANT)

Date: November 14, 2011	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer