Form 10-K
period 2011-12-31
CREDITRISKMONITOR COM INC
filed 2012-03-28
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
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

Common Stock $.01 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐    No ☑

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was $11,723,036. The Company’s common stock is traded on the OTC Markets. There were 7,943,462 shares of common stock $.01 par value outstanding as of March 5, 2012.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2012.

Overview

CRMZ was organized in Nevada in February 1977 and was engaged in the development and sale of nutritional food products from 1982 until October 22, 1993, when it sold substantially all of its assets (the “Asset Sale”), as previously reported. Effective January 19, 1999, the Company acquired the assets of the CreditRisk Monitor credit information service (“CM Service”) from Market Guide Inc.  Following the closing of the CM Service purchase, the Company commenced doing business under the name “CreditRiskMonitor.com”.

The CreditRiskMonitor Business

The overall focus of the Company’s services is on facilitating the analysis of corporate financial risk, in the context of (a) the extension of trade credit from one business to another, (b) the management by businesses of important relationships with suppliers, and/or (c) the management by businesses of significant “counter-party” (i.e., buying and selling) relationships.

CRMZ (see our website at www.crmz.com) is an Internet-based publisher of financial information, designed to save time for busy professionals, which competes with Dun & Bradstreet, Inc. (“D&Btm”) and other firms. The Company publishes comprehensive commercial credit reports covering public companies worldwide. The reports feature detailed analysis of financial statements, including ratio analysis and trend reports, and peer analyses. To save subscribers time, the reports offer the Company’s proprietary FRISK® scores (a measure of financial distress tied to the probability of bankruptcy), as well as the well-known Altman Z” default scores, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) issuer ratings. Covering U.S. banks, reports include Institutional Risk Analytics (“IRA”) Counterparty Quality scores and financial data from the Federal Financial Institutions Examination Council (“FFIEC”) Call Reports. Additionally, the reports include company background information, trade payment reports, as well as public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. For additional time-savings, the Company’s service uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score reports, credit limit alerts, financial statement updates, SEC filings and ratings changes. All news items are filtered to assure the stories have financial relevance.

CRMZ’s service is most often purchased to review the risks of extending trade credit by a company to its corporate customers. Within a midsized or large corporation, there is often a professional whose responsibility is managing this credit (often together with managing collections of the company’s accounts receivable). CRMZ believes that, with the long-term downsizing of corporations and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. It is also notable that trade credit decisions are often made under intense time pressure. Simultaneously, the Company believes, there has been an explosive growth in the volume of data about large businesses. Credit professionals are often faced with an overwhelming amount of available data concerning their most important customers, while the time for research and analysis is severely limited.

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

There is little hard data on the size of CRMZ’s credit-risk market. The U.S. National Association of Credit Management has about 16,000 members, but some industry observers believe the number of U.S. credit managers and other personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a full-time credit function but still require credit information. Furthermore, a market exists outside of the U.S. for information on U.S. and foreign companies.

Some of the Company’s subscribers use the service for managing the financial risk of relationships with suppliers and/or “counter-parties” with whom they both buy and sell. Strategic planning is another use of the Company’s service. In the recent recession, risks to the “supply chain” became prominent and a renewed focus of management concern. Companies were reminded that while the financial distress of a single important customer might jeopardize a large receivable associated with that account, the financial distress of a single important supplier can shut down an entire factory and jeopardize a company’s entire revenue stream. The Company’s revenue from subscribers who have added the procurement function to their list of users, and new subscribers whose use is entirely about “supply chain”, is a small but growing percentage of total revenue.

D&Btm, our major competitor, has disclosed that it generated approximately $730.8 million from its Risk Management Solutions business (i.e., credit information services revenue) in the U.S. for 2011, which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian and Equifax. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CRMZ’s annual fixed-price subscription service represented over 97% of its fiscal 2011 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2011 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including IRA, Moody’s, S&P and Fitch to redistribute their information as part of our service. We also obtain financial statement and other data from Thomson Reuters Corporation. Although we report some of this “raw” data directly on our website, the critical elements of our service – the FRISK® score, the ratio analysis and trend reports, the peer analyses, the Altman Z” default scores and emails which “push” information to our subscribers – are computed by the Company using its own algorithms and weighting techniques, and/or delivered in formats carefully designed for the way our subscribers prefer to use this information. Further, hundreds of subscribers and non-subscribers provide us with data from their accounts receivable systems that we aggregate and report, so subscribers can see how these firms are paying the invoices of other firms, without disclosing the specific contributors of this information.

CRMZ’s service is the result of management’s experience in the commercial credit industry and on-going research with respect to the information needs of corporate credit and purchasing/procurement departments. This has enabled CRMZ to satisfy their need for a timely, efficient, low cost credit information service. CRMZ publishes and sells the following commercial financial analysis services:

(1)
An annual fixed-price service (the “Fundamental Service”) with unlimited usage and coverage of public companies, featuring multi-period spreads of financial reports and ratio analysis, as well as up-to-date financial news screened specifically for usefulness in credit evaluation. Another feature of the service is notification and delivery of this news via email, concerning only companies of interest to the subscriber. This service is supplemented with trade receivable data contributed mainly by CRMZ’s subscribers, as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. Made available in 2011 as a part of the Fundamental Service, the IRA Counterparty Quality (“CQ”) score is a predictor of bank failure for U.S. banks. In addition to Moody’s and S&P issuer ratings, the Company added Fitch ratings and news to the service in February 2012.

The Fundamental Service features the Company’s proprietary credit score, the “FRISK®” score. This proprietary score indicates financial distress, by predicting the probability of bankruptcy within the next 12 months. It provides clients with a fast, consistent method for identifying those companies at greatest risk. The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 7,000 companies over a multi-year period and continually monitored by the Company. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2011, the Fundamental Service covered over 55,000 public companies worldwide, totaling approximately $59 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $79 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

In addition, the Company sells its Credit Limit Service on an annual subscription basis. Available since 2007, this interactive service helps credit managers to manage credit line limits for their customers, in light of changes in the companies’ financial strength. This service monitors daily changes in a customized recommended credit limit for each customer and generates alert messages to subscribers as requested, so they can take immediate action when a customer’s circumstances change. This Credit Limit Service is fully integrated with the Fundamental Service, which provides analytical depth to subscribers when questions arise or more analysis is needed. It is only sold in conjunction with the Fundamental Service, for an additional fee. The fee is based, in part, on the number of companies evaluated during the annual subscription period, and includes email monitoring alerts.

(2)
Single credit reports on any of the over 55,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

(3)
Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CRMZ through affiliations with third-party suppliers and sold to CRMZ subscribers.

The viability and potential of CRMZ’s business is made possible by the following characteristics:

•	Low price. The prices of CRMZ’s services are low compared to a subscriber’s possible losses from not getting paid, and are low compared to the cost of most competitive credit report products.

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2011 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $32.4 trillion. This was down from the peak value of $58.2 trillion at the end of 2007, but up from $29.9 trillion at the end of 2010. To put this in perspective, in 2011 the world GDP was $79 trillion, and the market value of all worldwide domestic equity was approximately $47 trillion, down from the prior year. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Volatility in most markets has remained high, despite signs of modest growth in some major countries. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CRMZ’s service.

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

•
Self financing. CRMZ’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital. In addition, the Company has approximately $1.2 million of net operating loss carryforwards which may offset future tax liability and thus positively impact cash flow. (See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources; and Net Operating Loss Carryforwards.)

•	Management. CRMZ has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company’s Goals

•
Growth in U.S. market share. Faced with a dominant U.S. competitor, D&Btm, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while many others who are aware of CRMZ have not evaluated its service.

•
International penetration. Foreign companies doing business within the U.S. or other foreign countries may have the same need as domestic companies for CRMZ’s credit analysis of U.S. and foreign companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CRMZ’s service.

•
Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality and content. Also, revenue per client should increase over time as the Company sells additional passwords to existing clients.

•
Lowest cost provider. CRMZ’s sourcing, analysis and preparation of data into a usable form is highly automated. CRMZ delivers all of its information to customers via the Internet and there is automation between the sourcing of data and delivery of a company credit report to a subscriber. Because of this automation, CRMZ’s production costs are relatively stable over a wide range of increasing revenue. Management believes CRMZ’s cost structure is one of the lowest in its industry.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy professionals time, at a cost significantly below that of reports from the leading provider (price comparison as of January 20, 2012). Because D&Btm has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CRMZ employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies, having aggregate revenues of approximately $59 trillion, are superior in this way to competitive products or services in that the CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® scores, ratings from Moody’s, S&P and Fitch, CQ scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness.

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

•
For low-volume customers, CRMZ sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet. Although D&Btm also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a specific company report depends on both the customer’s home country and the home country of the company about which they are inquiring. This pricing schedule includes more than 30 different price points for essentially the same D&Btm Business Information Report alone, ranging from $119 to almost $600 for this flagship report. This competitor’s approach is apparently designed to protect its legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering reports across boundaries. In contrast, CRMZ was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems. Consequently, CRMZ’s value advantage is even more apparent when customers compare the costs of cross-border report purchases.

Net Operating Loss Carryforwards

At December 31, 2011, the Company had net operating loss (“NOL”) carryforwards aggregating approximately $1.2 million, expiring in varying amounts over the next fifteen (15) years, which, to the extent available under the Internal Revenue Code of 1986, as amended (the “Code”), may be used to minimize the Company’s liability for taxes on future taxable income of the Company, if any.

Section 382 of the Code provides limits on the amount of a company’s NOL carryforwards which can be applied against its earnings after an “ownership change” occurs. The Company is not aware of any transaction, pending or contemplated, that could constitute an ownership change.

Employees

As of March 5, 2012, the Company had 76 full-time and 2 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company has adopted stock option plans in 1998 and 2009 that cover its employees.

ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 10,000 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2015 and provides for an aggregate total monthly cost of $11,120, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock was traded on the OTC Bulletin Board Service until February 23, 2011. It is currently listed under the symbol “CRMZ” on OTC Markets (the “Pink Sheets”). The following table sets forth the high and low closing bid quotations reported on the OTC Bulletin Board Service for each calendar quarter of 2010 and on the Pink Sheets for each calendar quarter of 2011. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2010
First Quarter	$5.15	$2.00
Second Quarter	$5.50	$0.00
Third Quarter	$3.55	$0.00
Fourth Quarter	$7.50	$0.00

2011
First Quarter	$7.25	$5.00
Second Quarter	$7.00	$4.05
Third Quarter	$5.25	$4.00
Fourth Quarter	$4.80	$2.00

On March 5, 2012, there were approximately 270 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2011, the Company paid a cash dividend of $0.05 per share on its Common Stock on August 31, 2011; in fiscal 2010, the Company paid a cash dividend of $0.05 per share on its Common Stock on September 30, 2010.

The Company did not repurchase any of its common stock during the fourth quarter of 2011.

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

Our strategic priorities and plans for 2012 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2012.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Cash, cash equivalents and marketable securities	$8,284	$6,847
Accounts receivable, net	$1,551	$1,407
Working capital	$2,510	$1,546
Cash ratio	1.07	0.95
Quick ratio	1.26	1.15
Current ratio	1.32	1.21

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2011, the Company had $8.28 million in cash, cash equivalents and marketable securities, an increase of approximately $1.44 million from December 31, 2010. The principal component of this net increase for the last 12 months was the cash generated by operating activities of approximately $1.88 million.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at December 31, 2011 is deferred revenue of $6.47 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

As described more fully in Note 8 of the Notes to Financial Statements, at December 31, 2011 the Company had certain cash obligations, which are due as follows:

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$487,574	$137,648	$269,916	$80,010	-

Total	$487,574	$137,648	$269,916	$80,010	-

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2011 vs. 2010

	Year Ended December 31,
	2011		2010
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$10,154,200	100.00%	$9,343,011	100.00%

Operating expenses:
Data and product costs	3,310,779	32.60%	2,429,745	26.00%
Selling, general and administrative expenses	5,468,802	53.86%	5,102,805	54.62%
Depreciation and amortization	162,482	1.60%	133,564	1.43%
Total operating expenses	8,942,063	88.06%	7,666,114	82.05%

Income from operations	1,212,137	11.94%	1,676,897	17.95%
Other income, net	98,592	0.97%	23,443	0.25%

Income before income taxes	1,310,729	12.91%	1,700,340	18.20%
Provision for income taxes	(402,140)	(3.96%)	(687,030)	(7.35%)

Net income	$908,589	8.95%	$1,013,310	10.85%

Operating revenues increased approximately $811,189, or 9%, for fiscal 2011 over the prior year. This overall revenue growth resulted from a $851,865, or 9%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a $40,676, or 15%, decrease in the Company’s third-party international credit report subscription service, attributable mainly to decreased usage as the result of a decrease in the number of subscribers to that service.

Data and product costs increased $881,034, or 36%, for fiscal 2011. This increase was primarily due to higher salary and related employee benefits, including additional quality control and programming personnel, the higher cost of third-party content due mainly to the addition of new sources as well as to the outsourcing of certain data entry tasks, partially offset by lower consulting fees.

Selling, general and administrative expenses increased $365,997, or 7%, for fiscal 2011. This increase was primarily due to higher salary and related employee benefits.

Depreciation and amortization increased $28,918, or 22%, for fiscal 2011, due to a higher depreciable asset base reflecting the acquisition of new computer equipment and furniture related to the rental of additional office space as well as the replacement of computer equipment that had been in operation past its depreciable life.

Other income, net increased $75,149, or 321%, for fiscal 2011, primarily due to a greater mark-to-market adjustment recorded in 2011 versus last year as well as higher interest income.

Provision for income taxes decreased $284,890 due to the Company having lower pre-tax income because of the reasons enumerated above as well as the recording of additional deferred tax benefits upon the filing of its 2010 tax return.

2010 vs. 2009

	Year Ended December 31,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$9,343,011	100.00%	$7,848,010	100.00%

Operating expenses:
Data and product costs	2,429,745	26.00%	2,118,316	26.99%
Selling, general and administrative expenses	5,102,805	54.62%	4,813,064	61.33%
Depreciation and amortization	133,564	1.43%	103,909	1.32%
Total operating expenses	7,666,114	82.05%	7,035,289	89.64%

Income from operations	1,676,897	17.95%	812,721	10.36%
Other income, net	23,443	0.25%	13,893	0.18%

Income before income taxes	1,700,340	18.20%	826,614	10.54%
(Provision) benefit for income taxes	(687,030)	(7.35%)	908,960	11.58%

Net income	$1,013,310	10.85%	$1,735,574	22.12%

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

Provision for income taxes increased $1,595,990 due to the Company’s reversal of its valuation allowance during the fourth quarter of 2009, as the Company had sufficient evidence to conclude that it is more likely than not that the Company will be able to utilize its net operating loss carryforwards prior to their expiration. Prior to the fourth quarter of 2009, any provision/benefit for income taxes was offset by a corresponding change in the valuation allowance because such evidence was not available. The current year’s provision does not result in any cash liability because of the availability of unexpired net operating loss carryforwards. This expense reduces the recorded deferred tax asset and at December 31, 2011, the Company had NOL carryforwards aggregating approximately $1.2 million, expiring in varying amounts over the next fifteen (15) years.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2012 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2012 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Revenue recognition -- CRMZ’s North American and worldwide service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists, fees are fixed and determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2011 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

Slowing Rates of Growth and Margins. In order to continue to grow its business and maintain or increase its profit margins, the Company among other things, must maintain and increase its customer base, implement and successfully execute its business and marketing strategy and its expansion into new product markets, effectively integrate acquisitions and other business combinations, continue to develop and upgrade its technology and transaction-processing systems, improve its Website, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Unpredictability of Future Revenues and Profits; Potential Fluctuations in Operating Results. The Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues and to a large extent are fixed. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of their subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

The Company’s web servers are located at a secure offsite location. Its back office computer and communications hardware is located at a single leased facility in Valley Cottage, New York. The Company’s systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not currently have redundant systems or a formal disaster recovery plan and does not have sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing events could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Management of Potential Growth. To continue to manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new operational and financial systems, procedures and controls, as well as to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, such inability could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Limited Personnel. The Company currently has limited personnel and other resources to undertake the extensive marketing activities necessary to maintain and grow is revenues. The Company’s ability to continue to generate revenue will be dependent upon, among other things, its ability to manage an effective sales organization. The Company will need to continue to develop and expand a sales force and a marketing group with technical expertise to coordinate marketing efforts. In addition, there can be no assurance that the Company will be able to market its products effectively through an in-house sales force, independent sales representatives, through arrangements with an outside sales force, or through strategic partners.

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

Rapid Technological Change. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its services. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new products and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company’s existing website and proprietary technology and systems obsolete. The Company’s success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The continuing development of a website and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its website, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

Security Risks. Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, its Internet access systems and information services are vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Such problems caused by third parties could lead to interruption, delays or cessation in service to the Company’s Internet customers. Furthermore, such inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company’s customers and other parties connected to the Internet, which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins, “worms” and “viruses” reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have involved the theft of information, including incidents in which hackers bypassed firewalls by posing as trusted computers. Alleviating problems caused by computer viruses, worms, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by the Company, which could have a material adverse effect on the Company. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and the Company’s customer base and revenues in particular. Moreover, if the Company experiences a breach of network security or privacy, there can be no assurance that the Company’s customers will not assert or threaten claims against the Company based on or arising out of such breach, or that any such claims will not be upheld, which could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2011 and 2010, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ J.H. Cohn LLP

Jericho, New York
March 28, 2012

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$6,531,204	$5,642,568
Marketable securities	1,753,072	1,204,234
Accounts receivable, net of allowance of $30,000	1,551,213	1,406,865
Other current assets	451,143	480,922

Total current assets	10,286,632	8,734,589

Property and equipment, net	306,810	364,360
Goodwill	1,954,460	1,954,460
Deferred taxes on income-	-	233,873
Other assets	23,232	23,225

Total assets	$12,571,134	$11,310,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,471,494	$5,997,862
Accounts payable	60,941	24,024
Accrued expenses	1,087,163	1,167,196
Deferred taxes on income	157,385	-

Total current liabilities	7,776,983	7,189,082

Other liabilities	3,714	1,149

Total liabilities	7,780,697	7,190,231

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,920,462 and 7,899,462 shares, respectively	79,204	78,994
Additional paid-in capital	28,597,679	28,440,586
Accumulated deficit	(23,886,446)	(24,399,304)

Total stockholders’ equity	4,790,437	4,120,276

Total liabilities and stockholders’ equity	$12,571,134	$11,310,507

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2011 and 2010

	2011	2010

Operating revenues	$10,154,200	$9,343,011

Operating expenses:
Data and product costs	3,310,779	2,429,745
Selling, general and administrative expenses	5,468,802	5,102,805
Depreciation and amortization	162,482	133,564

Total operating expenses	8,942,063	7,666,114

Income from operations	1,212,137	1,676,897
Other income, net	98,592	23,443

Income before income taxes	1,310,729	1,700,340
Provision for income taxes	(402,140)	(687,030)

Net income	$908,589	$1,013,310

Net income per share:
Basic	$0.11	$0.13
Diluted	$0.11	$0.12

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2010	7,849,462	$78,494	$28,333,094	$(25,017,634)	$3,393,954

Net income	-	-	-	1,013,310	1,013,310
Cash dividend paid	-	-	-	(394,980)	(394,980)
Exercise of stock options	50,000	500	49,500	-	50,000
Stock-based compensation	-	-	57,992	-	57,992

Balance December 31, 2010	7,899,462	78,994	28,440,586	(24,399,304)	4,120,276

Net income	-	-	-	908,589	908,589
Cash dividend paid	-	-	-	(395,731)	(395,731)
Exercise of stock options	21,000	210	20,790	-	21,000
Stock-based compensation	-	-	136,303	-	136,303

Balance December 31, 2011	7,920,462	$79,204	$28,597,679	$(23,886,446)	$4,790,437

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net income	$908,589	$1,013,310
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	391,258	679,630
Depreciation	162,482	133,564
Stock-based compensation	136,303	57,992
Unrealized (gain) loss on marketable securities	(36,672)	6,269
Deferred rent	2,565	1,149
Changes in operating assets and liabilities:
Accounts receivable, net	(144,348)	(36,342)
Other current assets	29,779	(227,065)
Other assets	(7)	(109)
Deferred revenue	473,632	676,746
Accounts payable	36,917	(18,590)
Accrued expenses	(80,033)	468,364

Net cash provided by operating activities	1,880,465	2,754,918

Cash flows from investing activities:
Purchase of marketable securities	(512,166)	(1,210,503)
Purchase of property and equipment	(104,932)	(236,333)

Net cash used in investing activities	(617,098)	(1,446,836)

Cash flows from financing activities:
Dividend paid to stockholders	(395,731)	(394,980)
Proceeds from exercise of stock options	21,000	50,000
Net cash used in financing activities	(374,731)	(344,980)

Net increase in cash and cash equivalents	888,636	963,102
Cash and cash equivalents at beginning of year	5,642,568	4,679,466

Cash and cash equivalents at end of year	$6,531,204	$5,642,568

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$10,882	$7,400

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2011 and 2010 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2011, management believes no impairment of long-lived assets has occurred.

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

Revenue Recognition

CRMZ’s North American and worldwide service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists, fees are fixed and determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

Income Per Share

Income per share is computed under the provisions of ASC 260, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2011 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 9).

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2011 and 2010, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2011 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2011 and 2010.

NOTE 3 –    CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2011	2010

Cash	$740,710	$932,423
Money market funds	5,790,494	4,710,145

	$6,531,204	$5,642,568

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -     MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320. Accordingly, the Company classifies its marketable securities at acquisition as either: (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under ASC 320. The related unrealized gains/(losses) are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2011 and 2010 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Adjusted	Holding	Holding	Fair
	Cost	Gains	Losses	Value
2011:
U.S. Treasury Note, due 11/15/2015	$1,210,468	$25,917	$--	$1,236,385
Marketable equity security	512,200	4,487	--	516,687
	$1,722,668	$30,404	$--	$1,753,072
2010:
U.S. Treasury Note, due 11/15/2015	$1,210,503	$--	$ (6,269)	$1,204,234

NOTE 5 -     INCOME TAXES

The Company has generated net operating loss (“NOL”) carryforwards for income tax purposes, which are available for carryforward against future taxable income. At December 31, 2011, the Company had Federal NOL carryforwards of approximately $1,192,000, which expire through 2026.

The income tax expense (benefit) consisted of the following:

	2011	2010

Current:
State	$10,882	$7,400
Deferred:
Federal	332,571	577,685
State	58,687	101,945

	$402,140	$687,030

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense for 2011 and 2010 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2011	2010

Computed "expected" expense	$524,292	$680,135
Permanent differences	3,579	2,186
State and local income tax expense	10,882	7,400
Depreciation and amortization expense	(81,965)	(58,990)
Unrealized mark-to-market adjustment	(14,669)	2,508
Other	(39,979)	53,791

Income tax expense	$402,140	$687,030

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$476,670	$888,221
Other	50,674	55,563

Total deferred tax assets	527,344	943,784

Deferred tax liabilities:
Goodwill amortization	(654,970)	(594,538)
Fixed asset depreciation	(29,759)	(115,373)

Total deferred tax liabilities	(684,729)	(709,911)

Net deferred tax assets/(liabilities)	$(157,385)	$233,873

NOTE 6 -     COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2011, 635,000 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2011, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options and Stock Appreciation Rights

At December 31, 2011, the Company has two stock option plans: the 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”).

The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. No stock options may be granted under this Plan after May 11, 2009. At December 31, 2011, there were options outstanding for 486,500 shares of common stock under this plan.

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

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,000,000 shares of common stock. At December 31, 2011, there were options outstanding for 148,500 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2011 and 2010, nor are there any stock appreciation rights outstanding at December 31, 2011 and 2010.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2011 and 2010 are as follows:

		Weighted
		Average
		Average
	Number	Exercise
	of Shares	Price

Outstanding at January 1, 2010	662,500	$1.5827
Exercised	(50,000)	1.0000
Forfeited	(20,000)	2.3800
Granted	20,000	6.0000

Outstanding at December 31, 2010	612,500	$1.6900
Exercised	(21,000)	1.0000
Forfeited	(5,000)	2.4000
Granted	48,500	6.5309

Outstanding at December 31, 2011	635,000	$2.0770

As of December 31, 2011, there were 851,500 shares of common stock reserved for the granting of additional options.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2011	2010

Data and product costs	$19,534	$5,726
Selling, general and administrative costs	116,769	52,266

	$136,303	$57,992

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The fair value of options granted during the years ended December 31, 2011 and 2010 were $6.53 and $4.40, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2011	2010
Risk-free interest rate	3.36%	2.76%
Expected dividend yield	0.79%	0.71%
Expected volatility factor	3.90	4.50
Expected life of the option (years)	9	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$1.00 - $ 1.20	367,500	2.95	$1.0000	35,000	$1.0000
$1.21 - $ 2.40	119,000	4.31	$1.6357	-	-
$2.41 - $ 7.25	148,500	8.48	$5.0960	-	-

	635,000	4.50	$2.0770	35,000	$1.0000

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $2.95 as of December 31, 2011, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2011 and 2010 was $873,025 and $3,252,350, respectively.

As of December 31, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $612,080. This cost will be amortized on a straight-line basis over a weighted average term of 2.55 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 –    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2011	2010

Computer equipment and software	$801,698	$724,366
Furniture and fixtures	136,405	134,649
Leasehold improvements	67,625	64,776
Capital lease	90,043	90,043
	1,095,771	1,013,834
Less accumulated depreciation and amortization	(788,961)	(649,474)

	$306,810	$364,360

NOTE 8 –    LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires on July 31, 2015. The Company also leases certain equipment under operating leases that expire through 2012. Rental expenses under operating leases were $231,480 and $216,394 for the years ended December 31, 2011 and 2010, respectively.

Future minimum lease payments for noncancelable operating leases at December 31, 2011 are as follows:

Operating
Leases

2012	$137,648
2013	133,949
2014	135,967
2015	80,010

Total minimum lease payments	$487,574

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 –    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2011	2010

Net income	$908,589	$1,013,310

Weighted average common shares outstanding, basic	7,907,254	7,897,043
Dilutive effect of stock options	403,893	400,897
Weighted average common shares outstanding, diluted	8,311,147	8,297,940

Net income per share:
Basic	$0.11	$0.13
Diluted	$0.11	$0.12

For fiscal 2011, the computation of diluted net income per share excludes the effects of the assumed exercise of 68,500 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	71	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	55	President/Chief Operating Officer	2005
Lawrence Fensterstock	61	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	70	Director	2005
Jeffrey S. Geisenheimer	46	Director	2005
Joshua M. Flum	42	Director	2007
Richard J. James	72	Director	1992

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

Andrew J. Melnick has been a Director since March 2005. Since 2010, he has been a Managing Partner of SkyView Investment Advisors. The firm provides investment advisory services to institutions and high net worth individuals as well as managing a fund of hedge funds partnerships and acting as lead sub-advisors to 40 Act mutual funds of hedge fund managers. From 2005 to 2009, Mr. Melnick helped manage two hedge funds. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co. a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. He is a director of the New York Society of Security Analysts. Mr. Melnick earned a BA in economics and MBA in finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

Jeffrey S. Geisenheimer has been a Director since December 2005. He has been the Chief Financial Officer for the Coleman Research Group, Inc., a primary research firm serving the investment and corporate communities, since September 2011. In this capacity, he is responsible for all the financial, administrative and research operations. Prior to joining Coleman Research Group, Mr. Geisenheimer was the CFO of five private equity-backed companies (Ford Models, Inc., from 2008 to 2011, Managed Systems, Inc., from 2007 to 2008, Register.com, Inc., 2007, Instant Information, Inc., from 2005 to 2007 and Moneyline Telerate, Inc., from 2003 to 2005) and two publicly traded companies (Multex.com, Inc., from 1999 to 2003, and Market Guide, Inc., from 1987 to 1999). While CFO at three of these companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisition by much larger corporations for a combined transaction value of over $750 million. Mr. Geisenheimer received a BBA degree in banking and finance and a MBA degree in accounting from Hofstra University.

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

Richard J. James is a Consultant for Sigma Breakthrough Technologies, Inc., working with leading international and domestic Fortune 500 companies to improve their new product development and operational processes, since 2005. From 1980 until 2002, Mr. James served as the Technical Manager for Polaroid Corporation’s Consumer Hardware Division, supporting manufacturing plants in Scotland, China and the United States. In this role he was responsible for increasing the business performance of Polaroid’s instant consumer cameras through improved manufacturing processes and product redesigns. From 1968 through 1979, Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James was a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Product Development. Mr. James holds a BS in chemical engineering from Northeastern University and has completed extensive managerial and technical subjects.

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

Al Carmenini, RGCP, has been head of Product Development since July 2005. He is responsible for consulting with customers and enhancing the Company’s service. Mr. Carmenini brings to the Company 25 years of experience in business credit. His background includes a combination of senior operational roles at Revlon and Viacom/Simon & Schuster, as well as product development roles at Walker Interactive Systems, Standard & Poor’s and at Al Carmenini & Associates. He has been a member of the Credit Research Foundation for 25 years, during which time Mr. Carmenini has served as a trustee as well as an active member of numerous committees, including Future Trends, Benchmarking, Re-engineering, Technology, and Research. He was instrumental in creating the initial benchmarking database for CRF, which is the most in-depth database for business credit & collection in the U.S. today. Mr. Carmenini is a graduate of Fordham University, receiving B.S. degrees in both Marketing Management and Systems.

Camilo Gomez joined the Company in October 2009 to lead a new Quantitative Research unit. Dr. Gomez was most recently a principal at his firm, Lone Pine Mesa LLC, where he consulted with companies in the area of specialty finance since 2005. Previously he was a Managing Director at Standard & Poor’s Risk Solutions group since 2001. Before S&P, Dr. Gomez was co-founder and Group Head for Financial Analytics for the Center for Adaptive Systems & Applications (“CASA”), a company spun off from the Los Alamos National Laboratory where he had been a researcher. Formed in collaboration with Citibank, CASA provided quantitative analytical consulting services to Fortune 500 companies. A major focus at CASA was to develop scoring and economic response models covering different regions of the globe. Dr. Gomez earned a B.S. in 1980 and a Ph.D. in 1985 from the Massachusetts Institute of Technology.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2011, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Jerome S. Flum, Chairman and Chief Executive Officer	2011	$160,000	$38,000	$-0-	$-0-	$198,000
	2010	$160,000	$35,000	$-0-	$-0-	$195,000
William B. Danner, President	2011	$192,800	$56,000	$25,522	$-0-	$274,322
	2010	$192,800	$50,000	$16,814	$-0-	$259,614
Lawrence Fensterstock, Senior Vice President	2011	$160,000	$54,000	$106	$-0-	$214,106
	2010	$160,000	$48,000	$183	$-0-	$208,183

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

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year:

GRANTS OF PLAN-BASED AWARDS
		Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
William Danner	01-14-11	N/A	10,000	$7.25	$72,500

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William B. Danner	-0-	100,000	-0-	$1.00	05-09-15
	-0-	50,000	-0-	$1.25	10-06-15
	-0-	10,000	-0-	$7.25	01-14-21
Lawrence Fensterstock	-0-	5,000	-0-	$1.00	07-31-13

The closing market price of the Company’s common stock on December 31, 2011 was $2.95 per share.

The options under Mr. Danner’s grants expiring in 2015 and Mr. Fensterstock’s grant may be exercised after three years from the date of grant in installments upon the Company attaining certain specified gross revenue and pre-tax profit margin objectives as set forth in the table below, unless such objectives are modified in the sole discretion of the Board of Directors. In order to achieve the vesting of the applicable percentage of options at each level, both the minimum sales amount and the pre-tax operating margin tests for that level must be met.

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

The options under Mr. Danner’s grant expiring in 2021 may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 5, 2012 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P./ La’Dadande Limited Partnership/ Lawrence J. Goldstein(2) 1865 Palmer Avenue Larchmont, NY 10538	539,478	6.78%
Flum Partners (3)	4,574,070	57.50%
Jerome S. Flum	5,054,795 (4)(5)	63.54%
William B. Danner	21,395	-----*
Lawrence Fensterstock	110,000	1.38%
Andrew J. Melnick	10,000	-----*
Jeffrey S. Geisenheimer	78,653	-----*
Richard J. James	43,500	-----*
All directors and officers (as a group (6 persons))	5,318,343 (4)(5)	66.85%

*less than 1%

 (1) Does not give effect to (a) options to purchase 355,500 shares of Common Stock granted to 8 officers and employees pursuant to the 1998 Long-Term Incentive Plan of the Company, (b) options to purchase 148,500 shares of Common Stock granted to 13 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, and (c) options to purchase an aggregate of 96,000 shares granted to the non-employee directors pursuant to the 1998 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 5,000 and 3,500 shares of Common Stock granted to Messrs. Fensterstock and James, respectively, as well as options to purchase 3,500 shares of Common Stock granted to a former director, all of which are immediately exercisable.

 (2) Based on the information contained in a Schedule 13G/A filed February 15, 2012. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. The general partner of La’Dadande Limited Partnership is La’Dadande Corp. Lawrence J. Goldstein is an individual investor, the sole managing member and sole owner of SMP Asset Management, LLC, a limited partner of La’Dadande Limited Partnership and President of La’Dadande Corp., and may be deemed to beneficially own these shares. Mr. Goldstein disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

 (3) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

 (4) Includes 4,574,070 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 5,054,795 shares of Common Stock, or 63.54% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	635,000	$2.08	851,500
Total	635,000	$2.08	851,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by J.H. Cohn LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended
	December 31,
	2011	2010

Audit fees (1)	$76,500	$82,000
Audit related fees (2)	-	-
Tax fees (3)	9,000	9,000
All other fees	-	-

Total fees	$85,500	$91,000

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns.

The engagement of J.H. Cohn LLP for the 2011 and 2010 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

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
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Stockholders' Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 28, 2012	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2012	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2012	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 28, 2012	By: /s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 28, 2012	By: /s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 28, 2012	By: /s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 28, 2012	By: /s/	Richard J. James
Richard J. James
Director