Form 10-Q
period 2012-03-31
CREDITRISKMONITOR COM INC
filed 2012-05-15
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

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
Common stock $.01 par value – 7,943,462 shares outstanding as of May 4, 2012.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,917,136	$6,531,204
Marketable securities	1,749,940	1,753,072
Accounts receivable, net of allowance	1,861,744	1,551,213
Other current assets	390,581	451,143

Total current assets	10,919,401	10,286,632

Property and equipment, net	294,519	306,810
Goodwill	1,954,460	1,954,460
Prepaid and other assets	54,287	23,232

Total assets	$13,222,667	$12,571,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,400,978	$6,471,494
Accounts payable	72,743	60,941
Accrued expenses	657,830	1,087,163
Deferred taxes on income	189,529	157,385

Total current liabilities	8,321,080	7,776,983

Other liabilities	4,288	3,714

Total liabilities	8,325,368	7,780,697

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,943,462 and 7,920,462 shares, respectively	79,434	79,204
Additional paid-in capital	28,656,257	28,597,679
Accumulated deficit	(23,838,392)	(23,886,446)

Total stockholders’ equity	4,897,299	4,790,437

Total liabilities and stockholders’ equity	$13,222,667	$12,571,134

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

Operating revenues	$2,645,255	$2,439,961

Operating expenses:
Data and product costs	926,745	833,927
Selling, general and administrative expenses	1,597,360	1,345,513
Depreciation and amortization	38,141	41,222

Total operating expenses	2,562,246	2,220,662

Income from operations	83,009	219,299
Other income (expense), net	(2,811)	1,551

Income before income taxes	80,198	220,850
Provision for income taxes	(32,144)	(91,439)

Net income	$48,054	$129,411

Net income per share of common stock:

Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding:

Basic	7,939,165	7,899,462
Diluted	8,216,064	8,363,268

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$48,054	$129,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,141	41,222
Deferred income taxes	32,144	85,891
Deferred rent	574	689
Stock-based compensation	35,808	32,422
Unrealized (gain) loss on marketable securities	3,132	(1,100)
Changes in operating assets and liabilities:
Accounts receivable	(310,531)	(201,244)
Other current assets	60,562	92,196
Prepaid and other assets	(31,055)	(31,859)
Deferred revenue	929,484	389,694
Accounts payable	11,802	31,721
Accrued expenses	(429,333)	(539,286)

Net cash provided by operating activities	388,782	29,757

Cash flows from investing activities:
Purchase of property and equipment	(25,850)	(22,126)

Net cash used in investing activities	(25,850)	(22,126)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,000	--

Net cash provided by financing activities	23,000	--

Net increase in cash and cash equivalents	385,932	7,631
Cash and cash equivalents at beginning of period	6,531,204	5,642,568

Cash and cash equivalents at end of period	$6,917,136	$5,650,199

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2011 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended
	March 31,
	2012	2011

Data and product costs	$4,285	$3,855
Selling, general and administrative expenses	31,523	28,567

	$35,808	$32,422

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2012 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of March 31, 2012 and December 31, 2011, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$6,917,136	$-	$-	$6,917,136	$6,531,204
Marketable securities	1,749,940	-	-	1,749,940	1,753,072

Total	$8,667,076	$-	$-	$8,667,076	$8,284,276

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2012 or December 31, 2011.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended
	March 31,
	2012	2011

Weighted average number of common shares outstanding – basic	7,939,165	7,899,462
Potential shares exercisable under stock option plans	463,500	612,500
LESS: Shares which could be repurchased under treasury stock method	(186,601)	(148,694)

Weighted average number of common shares outstanding – diluted	8,216,064	8,363,268

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31,	Dec. 31,
	2012	2011

Cash, cash equivalents and marketable securities	$8,667	$8,284
Accounts receivable, net	$1,862	$1,551
Working capital	$2,598	$2,510
Cash ratio	1.04	1.07
Quick ratio	1.27	1.26
Current ratio	1.31	1.32

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2012, the Company had $8.67 million in cash, cash equivalents and marketable securities, an increase of approximately $383,000 from December 31, 2011. The principal component of this net increase for the last three months was the cash generated by operating activities of approximately $389,000.

Additionally, the main component of current liabilities at March 31, 2012 is deferred revenue of $7.40 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for the last 7 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index

Results of Operations

	3 Months Ended March 31,
	2012		2011
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,645,255	100.00%	$2,439,961	100.00%

Operating expenses:
Data and product costs	926,745	35.03%	833,927	34.18%
Selling, general and administrative expenses	1,597,360	60.39%	1,345,513	55.14%
Depreciation and amortization	38,141	1.44%	41,222	1.69%
Total operating expenses	2,562,246	96.86%	2,220,662	91.01%

Income from operations	83,009	3.14%	219,299	8.99%
Other income (expense), net	(2,811)	(0.11%)	1,551	0.06%

Income before income taxes	80,198	3.03%	220,850	9.05%
Provision for income taxes	(32,144)	(1.21%)	(91,439)	(3.75%)

Net income	$48,054	1.82%	$129,411	5.30%

Operating revenues increased $205,294, or 8%, for the three months ended March 31, 2012 compared to the first quarter of fiscal 2011. This overall revenue growth resulted from a $232,915, or 10%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a $27,621, or 37%, decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $92,818, or 11%, for the first quarter of 2012 compared to the same period of fiscal 2011. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced.

Selling, general and administrative expenses increased $251,847, or 19%, for the first quarter of fiscal 2012 compared to the same period of fiscal 2011. This increase was due to higher salary and related employee benefits, as the result of increased headcount.

Depreciation and amortization decreased $3,081, or 7%, for the first quarter of fiscal 2012 compared to the same period of fiscal 2011. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income (expense), net decreased $4,362 for first quarter of fiscal 2012 compared to the same period last year. This decrease was due to the greater negative mark-to-market adjustment record in this year’s first quarter.

Provision for income taxes decreased $59,295 for the first quarter of fiscal 2012 compared to the same period of fiscal 2011. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

Future Operations

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

Index

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2012 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses and data costs will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2012 and future periods because it expects to employ more development personnel on average compared to prior periods, obtain additional data and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are largely discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Index

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

*
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 15, 2012	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer