Form 10-Q
period 2012-06-30
CREDITRISKMONITOR COM INC
filed 2012-08-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

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
Common stock $.01 par value – 7,943,462 shares outstanding as of August 1, 2012.

CREDITRISKMONITOR.COM, INC.

INDEX

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,673,989	$6,531,204
Marketable securities	1,740,978	1,753,072
Accounts receivable, net of allowance	1,012,168	1,551,213
Other current assets	269,519	451,143

Total current assets	10,696,654	10,286,632

Property and equipment, net	296,382	306,810
Goodwill	1,954,460	1,954,460
Prepaid and other assets	38,269	23,232

Total assets	$12,985,765	$12,571,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,937,675	$6,471,494
Accounts payable	75,346	60,941
Accrued expenses	662,804	1,087,163
Deferred taxes on income	255,142	157,385

Total current liabilities	7,930,967	7,776,983

Other liabilities	4,862	3,714

Total liabilities	7,935,829	7,780,697

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,943,462 and 7,920,462 shares, respectively	79,434	79,204
Additional paid-in capital	28,692,013	28,597,679
Accumulated deficit	(23,721,511)	(23,886,446)

Total stockholders’ equity	5,049,936	4,790,437

Total liabilities and stockholders’ equity	$12,985,765	$12,571,134

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011

Operating revenues	$2,740,227	$2,539,350

Operating expenses:
Data and product costs	936,411	819,490
Selling, general and administrative expenses	1,566,213	1,411,059
Depreciation and amortization	38,415	41,507

Total operating expenses	2,541,039	2,272,056

Income from operations	199,188	267,294
Other income, net	15,428	33,367

Income before income taxes	214,616	300,661
Provision for income taxes	(97,735)	(91,012)

Net income	$116,881	$209,649

Net income per share of common stock:

Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted average number of common shares outstanding:

Basic	7,943,462	7,900,629
Diluted	8,240,706	8,344,914

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011

Operating revenues	$5,385,482	$4,979,311

Operating expenses:
Data and product costs	1,863,156	1,653,417
Selling, general and administrative expenses	3,163,572	2,756,572
Depreciation and amortization	76,556	82,729

Total operating expenses	5,103,284	4,492,718

Income from operations	282,198	486,593
Other income, net	12,616	34,918

Income before income taxes	294,814	521,511
Provision for income taxes	(129,879)	(182,451)

Net income	$164,935	$339,060

Net income per share of common stock:

Basic	$0.02	$0.04
Diluted	$0.02	$0.04

Weighted average number of common shares outstanding:

Basic	7,937,480	7,900,045
Diluted	8,224,552	8,354,090

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$164,935	$339,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,556	82,729
Deferred income taxes	97,757	175,675
Deferred rent	1,148	1,378
Stock-based compensation	71,564	66,012
Unrealized (gain) loss on marketable securities	12,094	(9,849)
Changes in operating assets and liabilities:
Accounts receivable	539,045	(82,344)
Other current assets	181,624	247,615
Prepaid and other assets	(15,037)	(22,450)
Deferred revenue	466,181	567,131
Accounts payable	14,405	32,127
Accrued expenses	(424,359)	(589,175)

Net cash provided by operating activities	1,185,913	807,909

Cash flows from investing activities:
Purchase of property and equipment	(66,128)	(50,559)

Net cash used in investing activities	(66,128)	(50,559)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,000	15,000

Net cash provided by financing activities	23,000	15,000

Net increase in cash and cash equivalents	1,142,785	772,350
Cash and cash equivalents at beginning of period	6,531,204	5,642,568

Cash and cash equivalents at end of period	$7,673,989	$6,414,918

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of a full fiscal year.

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

(2) Stock-Based Compensation

The Company applies Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Data and product costs	$4,285	$4,315	$8,544	$8,170
Selling, general and administrative expenses	31,523	29,275	63,020	57,842

	$35,808	$33,590	$71,564	$66,012

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2012 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of June 30, 2012 and December 31, 2011, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

		June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$7,673,989	$-	$-	$7,673,989	$6,531,204
Marketable securities	1,740,978	-	-	1,740,978	1,753,072

Total	$9,414,967	$-	$-	$9,414,967	$8,284,276

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2012 or December 31, 2011.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted average number of common shares outstanding – basic	7,943,462	7,900,629	7,937,480	7,900,045
Potential shares exercisable under stock option plans	433,500	612,500	448,500	612,500
LESS: Shares which could be repurchased under treasury stock method	(136,256)	(168,215)	(161,428)	(158,455)

Weighted average number of common shares outstanding – diluted	8,240,706	8,344,914	8,224,552	8,354,090

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30,	December 31,
	2012	2011
Cash, cash equivalents and marketable securities	$9,415	$8,284
Accounts receivable, net	$1,012	$1,551
Working capital	$2,766	$2,510
Cash ratio	1.19	1.07
Quick ratio	1.31	1.26
Current ratio	1.35	1.32

The Company has invested some of its excess cash in debt instruments of the United States government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2012, the Company had $9.41 million in cash, cash equivalents and marketable securities, an increase of approximately $1.13 million from December 31, 2011. The principal component of this net increase for the last three months was the cash generated by operating activities of approximately $1.19 million.

Additionally, the main component of current liabilities at June 30, 2012 is deferred revenue of $6.94 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index

Results of Operations

	3 Months Ended June 30,
	2012		2011
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,740,227	100.00%	$2,539,350	100.00%

Operating expenses:
Data and product costs	936,411	34.17%	819,490	32.27%
Selling, general and administrative expenses	1,566,213	57.16%	1,411,059	55.57%
Depreciation and amortization	38,415	1.40%	41,507	1.63%
Total operating expenses	2,541,039	92.73%	2,272,056	89.47%

Income from operations	199,188	7.27%	267,294	10.53%
Other income, net	15,428	0.56%	33,367	1.31%

Income before income taxes	214,616	7.83%	300,661	11.84%
Provision for income taxes	(97,735)	(3.57%)	(91,012)	(3.58%)

Net income	$116,881	4.26%	$209,649	8.26%

Operating revenues increased $200,877, or 8%, for the three months ended June 30, 2012 compared to the second quarter of fiscal 2011. This overall revenue growth resulted from a $210,353, or 9%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a $9,476, or 12%, decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $116,921, or 14%, for the second quarter of 2012 compared to the same period of fiscal 2011. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced.

Selling, general and administrative expenses increased $155,154, or 11%, for the second quarter of fiscal 2012 compared to the same period of fiscal 2011. This increase was due to higher salary and related employee benefits, as the result of increased headcount.

Depreciation and amortization decreased $3,092, or 7%, for the second quarter of fiscal 2012 compared to the same period of fiscal 2011. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net decreased $17,939 for second quarter of fiscal 2012 compared to the same period last year. This decrease was due to a smaller mark-to-market adjustment recorded in this year’s second quarter.

Provision for income taxes increased $6,723 for the second quarter of fiscal 2012 compared to the same period of fiscal 2011. This increase was due to higher payments made this year in connection with the filing of the Company’s 2011 tax returns versus payments last year in connection with the filing of the Company’s 2010 tax returns.

Index

	6 Months Ended June 30,
	2012		2011
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$5,385,482	100.00%	$4,979,311	100.00%

Operating expenses:
Data and product costs	1,863,156	34.60%	1,653,417	33.21%
Selling, general and administrative expenses	3,163,572	58.74%	2,756,572	55.36%
Depreciation and amortization	76,556	1.42%	82,729	1.66%
Total operating expenses	5,103,284	94.76%	4,492,718	90.23%

Income from operations	282,198	5.24%	486,593	9.77%
Other income, net	12,616	0.23%	34,918	0.70%

Income before income taxes	294,814	5.47%	521,511	10.47%
Provision for income taxes	(129,879)	(2.41%)	(182,451)	(3.66%)

Net income	$164,935	3.06%	$339,060	6.81%

Operating revenues increased $406,171, or 8%, for the six months ended June 30, 2012 compared to the first half of fiscal 2011. This overall revenue growth resulted from a $443,269, or 9%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a $37,098, or 24%, decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $209,739, or 13%, for the first six months of 2012 compared to the same period of fiscal 2011. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost associated with the outsourcing of certain data entry tasks as more tasks have been outsourced as well as the higher cost of third-party content due to the purchase of additional data elements.

Selling, general and administrative expenses increased $407,000, or 15%, for the first six months of fiscal 2012 compared to the same period of fiscal 2011. This increase was primarily due to higher salary and related employee benefits.

Depreciation and amortization decreased $6,173, or 7%, for the first six months of fiscal 2012 compared to the same period of fiscal 2011. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net decreased $22,302 for the first six months of fiscal 2012 compared to the same period last year. This decrease was due to the Company recording a negative mark-to-market adjustment in 2012 versus a positive a mark-to-market adjustment recorded in 2011.

Provision for income taxes decreased $52,572 for the first six months of fiscal 2012 compared to the same period of fiscal 2011. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

*
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 14, 2012	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer