Form 10-Q
period 2012-09-30
CREDITRISKMONITOR COM INC
filed 2012-11-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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
Common stock $.01 par value – 7,943,462 shares outstanding as of November 5, 2012.

CREDITRISKMONITOR.COM, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,689,332	$6,531,204
Marketable securities	1,754,534	1,753,072
Accounts receivable, net of allowance	1,244,477	1,551,213
Other current assets	264,705	451,143

Total current assets	10,953,048	10,286,632

Property and equipment, net	281,599	306,810
Goodwill	1,954,460	1,954,460
Prepaid and other assets	51,892	23,232

Total assets	$13,240,999	$12,571,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,620,644	$6,471,494
Accounts payable	86,022	60,941
Accrued expenses	735,901	1,087,163
Deferred taxes on income	430,676	157,385

Total current liabilities	7,873,243	7,776,983

Other liabilities	5,108	3,714

Total liabilities	7,878,351	7,780,697

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,943,462 and 7,920,462 shares, respectively	79,434	79,204
Additional paid-in capital	28,731,187	28,597,679
Accumulated deficit	(23,447,973)	(23,886,446)

Total stockholders’ equity	5,362,648	4,790,437

Total liabilities and stockholders’ equity	$13,240,999	$12,571,134

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

Operating revenues	$2,822,056	$2,580,339

Operating expenses:
Data and product costs	914,186	816,906
Selling, general and administrative expenses	1,427,830	1,471,631
Depreciation and amortization	37,880	42,753

Total operating expenses	2,379,896	2,331,290

Income from operations	442,160	249,049
Other income, net	13,851	52,096

Income before income taxes	456,011	301,145
Provision for income taxes	(182,473)	(72,260)

Net income	$273,538	$228,885

Net income per share of common stock:

Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average number of common shares outstanding:

Basic	7,943,462	7,914,462
Diluted	8,258,438	8,295,097

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

Operating revenues	$8,207,538	$7,559,650

Operating expenses:
Data and product costs	2,777,343	2,470,323
Selling, general and administrative expenses	4,591,402	4,228,203
Depreciation and amortization	114,436	125,482

Total operating expenses	7,483,181	6,824,008

Income from operations	724,357	735,642
Other income, net	26,468	87,015

Income before income taxes	750,825	822,657
Provision for income taxes	(312,352)	(254,711)

Net income	$438,473	$567,946

Net income per share of common stock:

Basic	$0.06	$0.07
Diluted	$0.05	$0.07

Weighted average number of common shares outstanding:

Basic	7,939,474	7,904,851
Diluted	8,235,847	8,334,258

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$438,473	$567,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,436	125,482
Deferred income taxes	273,291	245,969
Deferred rent	1,394	1,991
Stock-based compensation	110,738	100,806
Unrealized (gain) loss on marketable securities	12,067	(48,929)
Changes in operating assets and liabilities:
Accounts receivable	306,736	181,912
Other current assets	186,438	158,535
Prepaid and other assets	(28,660)	(15,962)
Deferred revenue	149,150	478,709
Accounts payable	25,081	42,228
Accrued expenses	(351,262)	(342,632)

Net cash provided by operating activities	1,237,882	1,496,055

Cash flows from investing activities:
Purchase of marketable securities	(13,529)	(512,711)
Purchase of property and equipment	(89,225)	(82,570)

Net cash used in investing activities	(102,754)	(595,281)

Cash flows from financing activities:
Dividend paid to stockholders	--	(395,730)
Proceeds from exercise of stock options	23,000	15,000

Net cash provided by (used in) financing activities	23,000	(380,730)

Net increase in cash and cash equivalents	1,158,128	520,044
Cash and cash equivalents at beginning of period	6,531,204	5,642,568

Cash and cash equivalents at end of period	$7,689,332	$6,162,612

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2011.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of a full fiscal year.

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

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Data and product costs	$4,473	$5,437	$13,017	$13,608
Selling, general and administrative expenses	34,701	29,356	97,721	87,198

	$39,174	$34,793	$110,738	$100,806

(3)	Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2012 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of September 30, 2012 and December 31, 2011, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$7,689,332	$-	$-	$7,689,332	6,531,204
Marketable securities	1,754,534	-	-	1,754,534	1,753,072

Total	$9,443,866	$-	$-	$9,443,866	$8,284,276

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2012 or December 31, 2011.

(5)	Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Weighted average number of common shares outstanding – basic	7,943,462	7,914,462	7,939,474	7,904,851
Potential shares exercisable under stock option plans	463,500	497,500	453,500	567,500
LESS: Shares which could be repurchased under treasury stock method	(148,524)	(116,865)	(157,127)	(138,093)

Weighted average number of common shares outstanding – diluted	8,258,438	8,295,097	8,235,847	8,334,258

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2012 and beyond are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2012.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011
Cash, cash equivalents and marketable securities	$9,444	$8,284
Accounts receivable, net	$1,244	$1,551
Working capital	$3,080	$2,510
Cash ratio	1.20	1.07
Quick ratio	1.36	1.26
Current ratio	1.39	1.32

The Company has invested some of its excess cash in debt instruments of the United States government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2012, the Company had $9.44 million in cash, cash equivalents and marketable securities, an increase of approximately $1.16 million from December 31, 2011. The principal component of this net increase for the last nine months was the cash generated by operating activities of approximately $1.24 million.

Additionally, the main component of current liabilities at September 30, 2012 is deferred revenue of $6.62 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index

Results of Operations

	3 Months Ended September 30,
	2012		2011
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,822,056	100.00%	$2,580,339	100.00%

Operating expenses:
Data and product costs	914,186	32.39%	816,906	31.66%
Selling, general and administrative expenses	1,427,830	50.60%	1,471,631	57.03%
Depreciation and amortization	37,880	1.34%	42,753	1.66%
Total operating expenses	2,379,896	84.33%	2,331,290	90.35%

Income from operations	442,160	15.67%	249,049	9.65%
Other income, net	13,851	0.49%	52,096	2.02%

Income before income taxes	456,011	16.16%	301,145	11.67%
Provision for income taxes	(182,473)	(6.47%)	(72,260)	(2.80%)

Net income	$273,538	9.69%	$228,885	8.87%

Operating revenues increased $241,717, or 9%, for the three months ended September 30, 2012 compared to the third quarter of fiscal 2011. This overall revenue growth resulted from a $226,855, or 9%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, as well as a $14,862, or 39%, increase in the Company’s third-party international credit report subscription service, attributable to higher usage by subscribers.

Data and product costs increased $97,280, or 12%, for the third quarter of 2012 compared to the same period of fiscal 2011. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost associated with the outsourcing of certain data entry tasks as more tasks have been outsourced as well as the higher cost of third-party content due to the purchase of additional data elements.

Selling, general and administrative expenses decreased $43,801, or 3%, for the third quarter of fiscal 2012 compared to the same period of fiscal 2011. This decrease was due to lower salary and related employee benefits, as the result of a decrease in commission expense, and lower professional and recruiting fees, offset by higher costs of attending trade shows and exhibitions, the cost of listing the Company’s common stock on the OTCQX in July 2012 and the higher cost of complying with the SEC’s requirement for tagging the Company’s footnotes in XBRL.

Depreciation and amortization decreased $4,873, or 11%, for the third quarter of fiscal 2012 compared to the same period of fiscal 2011. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net decreased $38,245 for third quarter of fiscal 2012 compared to the same period last year. This decrease was due to a smaller mark-to-market adjustment recorded in this year’s second quarter.

Provision for income taxes increased $110,213 for the third quarter of fiscal 2012 compared to the same period of fiscal 2011. This increase was due to higher pre-tax income as well as higher payments made this year in connection with the filing of the Company’s 2011 tax returns versus payments last year in connection with the filing of the Company’s 2010 tax returns.

Index

	9 Months Ended September 30,
	2012		2011
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$8,207,538	100.00%	$7,559,650	100.00%

Operating expenses:
Data and product costs	2,777,343	33.84%	2,470,323	32.68%
Selling, general and administrative expenses	4,591,402	55.94%	4,228,203	55.93%
Depreciation and amortization	114,436	1.39%	125,482	1.66%
Total operating expenses	7,483,181	91.17%	6,824,008	90.27%

Income from operations	724,357	8.83%	735,642	9.73%
Other income, net	26,468	0.32%	87,015	1.15%

Income before income taxes	750,825	9.15%	822,657	10.88%
Provision for income taxes	(312,352)	(3.81%)	(254,711)	(3.37%)

Net income	$438,473	5.34%	$567,946	7.51%

Operating revenues increased $647,888, or 9%, for the nine months ended September 30, 2012 compared to the first nine months of fiscal 2011. This overall revenue growth resulted from a $670,124, or 9%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a $22,236, or 12%, decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $307,020, or 12%, for the first nine months of 2012 compared to the same period of fiscal 2011. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost associated with the outsourcing of certain data entry tasks as more tasks have been outsourced as well as the higher cost of third-party content due to the purchase of additional data elements.

Selling, general and administrative expenses increased $363,199, or 9%, for the first nine months of fiscal 2012 compared to the same period of fiscal 2011. This increase was primarily due to higher salary and related employee benefits.

Depreciation and amortization decreased $11,046, or 9%, for the first nine months of fiscal 2012 compared to the same period of fiscal 2011. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net decreased $60,547 for the first nine months of fiscal 2012 compared to the same period last year. This decrease was due to the Company recording a negative mark-to-market adjustment in 2012 versus a positive a mark-to-market adjustment recorded in 2011.

Provision for income taxes increased $57,641 for the first nine months of fiscal 2012 compared to the same period of fiscal 2011. This increase was the result of higher payments made this year in connection with the filing of the Company’s 2011 tax returns versus payments last year in connection with the filing of the Company’s 2010 tax returns, partially offset by the lower pre-tax income because of the reasons enumerated above.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

*
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2012	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer