Form 10-K
period 2012-12-31
CREDITRISKMONITOR COM INC
filed 2013-03-25
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2012 was $8,717,279. The Company’s common stock is traded on the OTC Markets. There were 7,946,462 shares of common stock $.01 par value outstanding as of March 15, 2013.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2013.

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

D&Btm, our major competitor, has disclosed that it generated approximately $700.6 million from its Risk Management Solutions business (i.e., credit information services revenue) in North America for 2012, which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian and Equifax. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CRMZ’s annual fixed-price subscription service represented over 98% of its fiscal 2012 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2012 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including IRA, Moody’s, S&P and Fitch to redistribute their information as part of our service. We also obtain financial statement and other data from Thomson Reuters (Markets) LLC. Although we report some of this “raw” data directly on our website, the critical elements of our service – the FRISK® score, the ratio analysis and trend reports, the peer analyses, the Altman Z” default scores and emails which “push” information to our subscribers – are computed by the Company using its own algorithms and weighting techniques, and are delivered in formats carefully designed for the way our subscribers prefer to use this information. Further, hundreds of subscribers and non-subscribers provide us with data from their accounts receivable systems that we aggregate and report, so subscribers can see how these firms are paying the invoices of other firms, without disclosing the specific contributors of this information.

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

The Fundamental Service features the Company’s proprietary credit score, the “FRISK®” score. This proprietary score indicates financial distress, by predicting the probability of bankruptcy within the next 12 months. It provides clients with a fast, consistent method for identifying those companies at greatest risk. The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 7,000 companies over a multi-year period and continually monitored by the Company. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2012, the Fundamental Service covered over 57,000 public companies worldwide, totaling approximately $60 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $79 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

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

(2)
Single credit reports on any of the over 57,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

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

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2012 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $26.9 trillion. This was down from the peak value of $58.2 trillion at the end of 2007 and from $28.6 trillion at the end of 2011. To put this in perspective, in 2011 the world GDP was $79 trillion, and the market value of all worldwide domestic equity at December 31, 2012 was approximately $54.6 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Volatility in most markets has remained high, despite signs of modest growth in some major countries. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CRMZ’s service.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy professionals time, at a cost significantly below that of reports from the leading provider (price comparison as of January 24, 2013). Because D&Btm has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CRMZ employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies, having aggregate revenues of approximately $60 trillion, are superior in this way to competitive products or services in that the CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® scores, ratings from Moody’s, S&P and Fitch, CQ scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness.

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

•
For low-volume customers, CRMZ sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet. Although D&Btm also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a specific company report depends on both the customer’s home country and the home country of the company about which they are inquiring. This pricing schedule includes more than 80 different price points for essentially the same D&Btm Business Information Report alone, ranging from $82 to $615 for this flagship report. This competitor’s approach is apparently designed to protect its legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering reports across boundaries. In contrast, CRMZ was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems. Consequently, CRMZ’s value advantage is even more apparent when customers compare the costs of cross-border report purchases.

Net Operating Loss Carryforwards

Section 382 of the Code provides limits on the amount of a company’s NOL carryforwards which can be applied against its earnings after an “ownership change” occurs. The Company is not aware of any transaction, pending or contemplated, that could constitute an ownership change.

Employees

As of March 15, 2013, the Company had 79 full-time and 2 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

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

The Company’s Common Stock was traded on the OTC Bulletin Board Service until February 23, 2011 at which time it was listed on the OTC Markets OTCQB. Effective July 9, 2012, the Company upgraded its listing on the OTC Markets from OTCQB to the OTCQX U.S. Premier, which is the highest tier of the OTC market, reserved exclusively for companies meeting the highest financial standards and that have undergone a thorough qualitative review. The following table sets forth the high and low closing bid quotations reported on the OTCQB for each calendar quarter of 2011 and the first 2 calendar quarters of 2012, and on the OTCQX U.S. Premier for the last 2 calendar quarters of 2012. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2011
First Quarter	$7.25	$5.00
Second Quarter	$7.00	$4.05
Third Quarter	$5.25	$4.00
Fourth Quarter	$4.80	$2.00

2012
First Quarter	$3.00	$2.30
Second Quarter	$4.00	$2.30
Third Quarter	$3.40	$2.75
Fourth Quarter	$3.75	$2.55

On March 15, 2013, there were approximately 276 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2012, the Company paid a cash dividend of $0.20 per share on its Common Stock on December 5, 2012; in fiscal 2011, the Company paid a cash dividend of $0.05 per share on its Common Stock on August 31, 2011.

The Company did not repurchase any of its common stock during the fourth quarter of 2012.

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

Our strategic priorities and plans for 2013 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2013.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Cash, cash equivalents and marketable securities	$8,148	$8,284
Accounts receivable, net	$1,776	$1,551
Working capital	$2,289	$2,667
Cash ratio	1.00	1.09
Quick ratio	1.21	1.29
Current ratio	1.28	1.35

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2012, the Company had $8.15 million in cash, cash equivalents and marketable securities, a decrease of approximately $136,000 from December 31, 2011. The reason for this decrease was that cash was used for the purchase of fixed assets ($104,000) and the payment of the dividend to shareholders in December 2012 ($1.59 million) exceeded the cash generated by operating activities for the last 12 months ($1.55 million).

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at December 31, 2012 is deferred revenue of $6.98 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for the 7 of the last 8 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or if it were to license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

As described more fully in Note 8 of the Notes to Financial Statements, at December 31, 2012 the Company had certain cash obligations, which are due as follows:

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$349,926	$133,949	$215,977	-	-

Total	$349,926	$133,949	$215,977	-	-

Off-Balance Sheet Arrangements

The Company is not a party to any other off-balance sheet arrangements.

Results of Operations

2012 vs. 2011

	Year Ended December 31,
	2012		2011
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$11,062,619	100.00%	$10,154,200	100.00%

Operating expenses:
Data and product costs	3,731,218	33.73%	3,310,779	32.60%
Selling, general and administrative expenses	6,206,917	56.11%	5,468,802	53.86%
Depreciation and amortization	150,069	1.35%	162,482	1.60%
Total operating expenses	10,088,204	91.19%	8,942,063	88.06%

Income from operations	974,415	8.81%	1,212,137	11.94%
Other income, net	21,945	0.20%	98,592	0.97%

Income before income taxes	996,360	9.01%	1,310,729	12.91%
Provision for income taxes	(466,543)	(4.22%)	(402,140)	(3.96%)

Net income	$529,817	4.79%	$908,589	8.95%

Operating revenues increased approximately $908,419, or 9%, for fiscal 2012 over the prior year. This overall revenue growth resulted from a $927,127, or 9%, increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a $18,708, or 8%, decrease in the Company’s third-party international credit report subscription service, attributable mainly to decreased usage as the result of a decrease in the number of subscribers to that service.

Data and product costs increased $420,439, or 13%, for fiscal 2012. This increase was primarily due to higher salary and related employee benefits, including additional quality control personnel, the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced, as well as the higher cost of third-party content due to the purchase of additional data elements.

Selling, general and administrative expenses increased $738,115, or 13%, for fiscal 2012. This increase was primarily due to higher salary and related employee benefits.

Depreciation and amortization decreased $12,413, or 8%, for fiscal 2012, due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net decreased $76,647, or 78%, for fiscal 2012, due to the Company recording a negative mark-to-market adjustment in 2012 versus a positive mark-to-market adjustment recorded last year.

Provision for income taxes increased $64,403 as the result of higher payments made this year in connection with the filing of the Company’s 2011 tax returns versus payments last year in connection with the filing of the Company’s 2010 tax returns, partially offset by the lower pre-tax income because of the reasons enumerated above.

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

Data and product costs increased $881,034, or 36%, for fiscal 2011. This increase was primarily due to higher salary and related employee benefits, including additional quality control and programming personnel, the higher cost of third-party content due mainly to the addition of new sources, as well as to the outsourcing of certain data entry tasks, partially offset by lower consulting fees.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2013 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2013 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2012 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

Need for Additional Financing; Risks of Default. The Company’s future liquidity and capital funding requirements will depend on numerous factors, including whether or when the Company will increase its customer base and revenues, and the costs and timing of expansion of sales, control of information costs and other expenses and competition. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, debt financing, if available, will likely include restrictive covenants, including financial maintenance covenants restricting the Company’s ability to incur additional indebtedness and to pay dividends. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity and cash flows for the years then ended. CreditRiskMonitor.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2012 and 2011, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ CohnReznick LLP

Jericho, New York
March 25, 2013

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,422,458	$6,531,204
Marketable securities	1,725,633	1,753,072
Accounts receivable, net of allowance of $30,000	1,776,151	1,551,213
Other current assets	548,838	451,143

Total current assets	10,473,080	10,286,632

Property and equipment, net	260,438	306,810
Goodwill	1,954,460	1,954,460
Other assets	21,970	23,232

Total assets	$12,709,948	$12,571,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,978,797	$6,471,494
Accounts payable	44,097	60,941
Accrued expenses	1,161,498	1,087,163

Total current liabilities	8,184,392	7,619,598

Deferred taxes on income	591,355	157,385
Other liabilities	5,190	3,714

Total liabilities	8,780,937	7,780,697

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,946,462 and 7,920,462 shares, respectively	79,464	79,204
Additional paid-in capital	28,795,496	28,597,679
Accumulated deficit	(24,945,949)	(23,886,446)

Total stockholders’ equity	3,929,011	4,790,437

Total liabilities and stockholders’ equity	$12,709,948	$12,571,134

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2012 and 2011

	2012	2011

Operating revenues	$11,062,619	$10,154,200

Operating expenses:
Data and product costs	3,731,218	3,310,779
Selling, general and administrative expenses	6,206,917	5,468,802
Depreciation and amortization	150,069	162,482

Total operating expenses	10,088,204	8,942,063

Income from operations	974,415	1,212,137
Other income, net	21,945	98,592

Income before income taxes	996,360	1,310,729
Provision for income taxes	(466,543)	(402,140)

Net income	$529,817	$908,589

Net income per share:
Basic	$0.07	$0.11
Diluted	$0.06	$0.11

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2011	7,899,462	$78,994	$28,440,586	$(24,399,304)	$4,120,276

Net income	-	-	-	908,589	908,589
Cash dividend paid	-	-	-	(395,731)	(395,731)
Exercise of stock options	21,000	210	20,790	-	21,000
Stock-based compensation	-	-	136,303	-	136,303

Balance December 31, 2011	7,920,462	79,204	28,597,679	(23,886,446)	4,790,437

Net income	-	-	-	529,817	529,817
Cash dividend paid	-	-	-	(1,589,320)	(1,589,320)
Exercise of stock options	26,000	260	25,740	-	26,000
Stock-based compensation	-	-	150,499	-	150,499
Tax benefit from stock option plans	-	-	21,578	-	21,578

Balance December 31, 2012	7,946,462	$79,464	$28,795,496	$(24,945,949)	$3,929,011

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net income	$529,817	$908,589
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	433,970	391,258
Depreciation	150,069	162,482
Stock-based compensation	150,499	136,303
Unrealized (gain) loss on marketable securities	40,598	(36,672)
Deferred rent	1,476	2,565
Tax benefits from stock option plans	(21,578)	--
Changes in operating assets and liabilities:
Accounts receivable, net	(224,938)	(144,348)
Other current assets	(97,695)	29,779
Other assets	22,840	(7)
Deferred revenue	507,303	473,632
Accounts payable	(16,844)	36,917
Accrued expenses	74,335	(80,033)

Net cash provided by operating activities	1,549,852	1,880,465

Cash flows from investing activities:
Purchase of marketable securities	(13,159)	(512,166)
Purchase of property and equipment	(103,697)	(104,932)

Net cash used in investing activities	(116,856)	(617,098)

Cash flows from financing activities:
Dividend paid to stockholders	(1,589,320)	(395,731)
Proceeds from exercise of stock options	26,000	21,000
Tax benefit from stock option plans	21,578	--

Net cash used in financing activities	(1,541,742)	(374,731)

Net increase (decrease) in cash and cash equivalents	(108,746)	888,636
Cash and cash equivalents at beginning of year	6,531,204	5,642,568

Cash and cash equivalents at end of year	$6,422,458	$6,531,204

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$46,545	$10,882

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2012 and 2011 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2012, management believes no impairment of long-lived assets has occurred.

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

Income Per Share

Income per share is computed under the provisions of ASC 260, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2012 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 9).

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2012 and 2011, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2012 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2012 and 2011.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2012	2011

Cash	$723,008	$740,710
Money market funds	5,699,450	5,790,494

	$6,422,458	$6,531,204

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320. Accordingly, the Company classifies its marketable securities at acquisition as either: (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under ASC 320. The related unrealized gains/(losses) are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2012 and 2011 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Adjusted	Holding	Holding	Fair
	Cost	Gains	Losses	Value
2011:
U.S. Treasury Note, due 11/15/2015	$1,210,468	$25,917	$--	$1,236,385
Marketable equity security	512,200	4,487	--	516,687
	$1,722,668	$30,404	$--	$1,753,072

2012:
U.S. Treasury Note, due 11/15/2015	$1,210,503	$--	$ (7,853)	$1,202,650
Marketable equity security	525,325	--	(2,342)	522,983
	$1,735,828	$--	$(10,195)	$1,725,633

NOTE 5 - INCOME TAXES

Historically, the Company generated net operating loss (“NOL”) carryforwards for income tax purposes, which were available for carryforward against future taxable income. As of December 31, 2012, the Company had fully utilized its Federal NOL carryforwards.

The income tax expense (benefit) consisted of the following:

	2012	2011

Current:
Federal	$21,865	$--
State	10,708	10,882
Deferred:
Federal	327,540	332,571
State	106,430	58,687

	$466,543	$402,140

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense for 2012 and 2011 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2012	2011

Computed "expected" expense	$338,762	$524,292
Permanent differences	2,901	3,579
State and local income tax expense	77,311	10,882
True-up of deferred taxes	44,205	(81,965)
Unrealized mark-to-market adjustment	--	(14,669)
Other	3,364	(39,979)

Income tax expense	$466,543	$402,140

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Net operating loss carryforwards	$--	$476,670
Stock option expense	112,248	53,953
Accrued vacation	42,598	41,491
Other	18,051	13,486

Total deferred tax assets	172,897	585,600

Deferred tax liabilities:
Goodwill amortization	(711,761)	(654,970)
Fixed asset depreciation	(52,491)	(29,759)
Other	--	(58,256)

Total deferred tax liabilities	(764,252)	(742,985)

Net deferred tax assets/(liabilities)	$(591,355)	$(157,385)

NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2012, 795,000 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2012, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2012, the Company has two stock option plans: the 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”).

The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. No stock options may be granted under this Plan after May 11, 2009. At December 31, 2012, there were options outstanding for 460,500 shares of common stock under this plan.

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

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,000,000 shares of common stock. At December 31, 2012, there were options outstanding for 205,000 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2012 and 2011, nor are there any stock appreciation rights outstanding at December 31, 2012 and 2011.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2012 and 2011 are as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Outstanding at January 1, 2011	612,500	$1.6900
Exercised	(21,000)	1.0000
Forfeited	(5,000)	2.4000
Granted	48,500	6.5309

Outstanding at December 31, 2011	635,000	$2.0770
Exercised	(26,000)	1.0000
Forfeited	--	--
Granted	56,500	3.0100

Outstanding at December 31, 2012	665,500	$2.1983

As of December 31, 2012, there were 795,000 shares of common stock reserved for the granting of additional options.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2012	2011

Data and product costs	$17,672	$19,534
Selling, general and administrative costs	132,827	116,769

	$150,499	$136,303

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

The fair value of options granted during the years ended December 31, 2012 and 2011 were $2.96 and $6.53, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

	2012	2011
Risk-free interest rate	1.54%	3.36%
Expected dividend yield	1.66%	0.79%
Expected volatility factor	1.59	3.90
Expected life of the option (years)	9	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$1.00 - $ 1.20	341,500	2.09	$1.0000	113,000	$1.0000
$1.21 - $ 2.40	119,000	3.31	$1.6357	-	-
$2.41 - $ 7.25	205,000	8.05	$4.5210	-	-

	665,500	4.14	$2.1983	113,000	$1.0000

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $3.40 as of December 31, 2012, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2012 and 2011 was $1,051,585 and $873,025, respectively.

As of December 31, 2012, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $754,216. This cost will be amortized on a straight-line basis over a weighted average term of 2.24 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2012	2011

Computer equipment and software	$900,236	$801,698
Furniture and fixtures	140,372	136,405
Leasehold improvements	68,818	67,625
Capital lease	90,043	90,043
	1,199,469	1,095,771
Less accumulated depreciation and amortization	(939,031)	(788,961)

	$260,438	$306,810

NOTE 8 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires on July 31, 2015. Rental expenses under operating leases were $235,452 and $231,480 for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments for noncancelable operating leases at December 31, 2012 are as follows:

Operating
Leases

2013	$133,949
2014	135,967
2015	80,010

Total minimum lease payments	$349,926

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2012	2011

Net income	$529,817	$908,589

Weighted average common shares outstanding, basic	7,942,748	7,907,254
Dilutive effect of stock options	300,627	403,893
Weighted average common shares outstanding, diluted	8,243,375	8,311,147

Net income per share:
Basic	$0.07	$0.11
Diluted	$0.06	$0.11

For fiscal 2012, the computation of diluted net income per share excludes the effects of the assumed exercise of 68,500 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	72	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	56	President/Chief Operating Officer	2005
Lawrence Fensterstock	62	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	71	Director	2005
Jeffrey S. Geisenheimer	47	Director	2005
Joshua M. Flum	43	Director	2007
Richard J. James	73	Director	1992

Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. From 1968 to 1985, Mr. Flum was in the investment business as an institutional security analyst, research and sales partner at an investment firm and then as a general partner of a private investment pool. Before entering the investment business, Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a legal and legislative aide to a U.S. congressman. Mr. Flum has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in business administration from Babson College and a JD degree from Georgetown University Law School.

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

Jeffrey S. Geisenheimer has been a Director since December 2005. He has been the Chief Financial Officer for the Coleman Research Group, Inc., a primary research firm serving the investment and corporate communities, since September 2011. In this capacity, he is responsible for all the financial, administrative and research operations. Prior to joining Coleman Research Group, Mr. Geisenheimer was the CFO of five private equity-backed companies (Ford Models, Inc., from 2008 to 2011, Managed Systems, Inc., from 2007 to 2008, Register.com, Inc., 2007, Instant Information, Inc., from 2005 to 2007 and Moneyline Telerate, Inc., from 2003 to 2005) and two publicly traded companies (Multex.com, Inc., from 1999 to 2003, and Market Guide, Inc., from 1987 to 1999). While CFO at three of these companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisition by much larger corporations. Mr. Geisenheimer received a BBA degree in banking and finance and a MBA degree in accounting from Hofstra University.

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

Richard J. James is a Consultant for Sigma Breakthrough Technologies, Inc., working with leading international and domestic Fortune 500 companies to improve their new product development and operational processes, since 2005. From 1980 until 2002, Mr. James served as the Technical Manager for Polaroid Corporation’s Consumer Hardware Division, supporting manufacturing plants in Scotland, China and the United States. In this role, he was responsible for increasing the business performance of Polaroid’s instant consumer cameras through improved manufacturing processes and product redesigns. From 1968 through 1979, Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James was a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Product Development. Mr. James holds a BS in chemical engineering from Northeastern University and has completed extensive managerial and technical subjects.

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

Camilo Gomez joined the Company in October 2009 to lead a new Quantitative Research effort. Dr. Gomez was most recently a principal at his firm, Lone Pine Mesa LLC, where he consulted with companies in the area of specialty finance since 2005. Previously he was a Managing Director at Standard & Poor’s Risk Solutions group since 2001. Before S&P, Dr. Gomez was co-founder and Group Head for Financial Analytics for the Center for Adaptive Systems & Applications (“CASA”), a company spun off from the Los Alamos National Laboratory where he had been a researcher. Formed in collaboration with Citibank, CASA provided quantitative analytical consulting services to Fortune 500 companies. A major focus at CASA was to develop scoring and economic response models covering different regions of the globe. Dr. Gomez earned a B.S. in 1980 and a Ph.D. in 1985 from the Massachusetts Institute of Technology.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2012, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with, except that a Form 4 for Jerome Flum and another for Joshua Flum were filed late.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Jerome S. Flum, Chairman and Chief Executive Officer	2012	$160,000	$38,000	$-0-	$-0-	$198,000
	2011	$160,000	$38,000	$-0-	$-0-	$198,000
William B. Danner, President	2012	$192,800	$56,000	$26,748	$-0-	$275,548
	2011	$192,800	$56,000	$25,522	$-0-	$274,322
Lawrence Fensterstock, Senior Vice President	2012	$160,000	$54,000	$349	$-0-	$214,349
	2011	$160,000	$54,000	$106	$-0-	$214,106

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

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year:

GRANTS OF PLAN-BASED AWARDS
		Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
William Danner	07-11-12	N/A	5,000	$3.01	$15,050
Lawrence Fensterstock	07-11-12	N/A	2,000	$3.01	$6,020

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William B. Danner	-0-	100,000	-0-	$1.00	05-09-15
	-0-	50,000	-0-	$1.25	10-06-15
	-0-	10,000	-0-	$7.25	01-14-21
	-0-	5,000	-0-	$3.01	07-11-22
Lawrence Fensterstock	5,000	-0-	-0-	$1.00	07-31-13
	-0-	2,000	-0-	$3.01	07-11-22

The closing market price of the Company’s common stock on December 31, 2012 was $3.40 per share.

The options under Mr. Danner’s grants expiring in 2015 and Mr. Fensterstock’s grant expiring in 2013 may be exercised after three years from the date of grant in installments upon the Company attaining certain specified gross revenue and pre-tax profit margin objectives as set forth in the table below, unless such objectives are modified in the sole discretion of the Board of Directors. In order to achieve the vesting of the applicable percentage of options at each level, both the minimum sales amount and the pre-tax operating margin tests for that level must be met.

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

The options under Mr. Danner’s grants expiring in 2021 and 2022 and Mr. Fensterstock’s grant expiring in 2022 may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective January 1, 2010, non-employee directors receive $750 per quarter or a total of $3,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$3,000	$2,040	$5,040
Jeffrey S. Geisenheimer	$3,000	$6,063	$9,063
Joshua M. Flum	$3,000	$9,065	$12,065
Richard J. James	$3,000	$942	$3,942

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 6 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 15, 2013 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P./
La’Dadande Limited Partnership/
Lawrence J. Goldstein(2)	539,678	6.70%
1865 Palmer Avenue
Larchmont, NY 10538
Flum Partners (3)	4,339,334	53.84%
Jerome S. Flum	4,799,059(4)(5)	59.55%
William B. Danner	21,395	-----*
Lawrence Fensterstock	110,000	1.36%
Andrew J. Melnick	10,000	-----*
Jeffrey S. Geisenheimer	78,653	-----*
Joshua M. Flum	5,000	-----*
Richard J. James	43,500	-----*
All directors and officers (as a group (6 persons))	5,067,607(4)(5)	62.88%

*less than 1%

 (1) Does not give effect to (a) options to purchase 251,500 shares of Common Stock granted to 7 officers and employees pursuant to the 1998 Long-Term Incentive Plan of the Company, (b) options to purchase 185,000 shares of Common Stock granted to 19 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, (c) options to purchase an aggregate of 96,000 shares granted to the non-employee directors pursuant to the 1998 Long-Term Incentive Plan of the Company, and (d) options to purchase an aggregate of 20,000 shares granted to the non-employee directors pursuant to the 2009 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 5,000 and 3,500 shares of Common Stock granted to Messrs. Fensterstock and James, respectively, as well as options to purchase 104,500 shares of Common Stock granted to a former director and 2 current employees, all of which are immediately exercisable.

(2) Based on the information contained in a Schedule 13G/A filed February 11, 2013. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. The general partner of La’Dadande Limited Partnership is La’Dadande Corp. Lawrence J. Goldstein is an individual investor, the sole managing member and sole owner of SMP Asset Management, LLC, a limited partner of La’Dadande Limited Partnership and President of La’Dadande Corp., and may be deemed to beneficially own these shares. Mr. Goldstein disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

 (3) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

 (4) Includes 4,339,334 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 4,799,059 shares of Common Stock, or 59.55% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

 (5) Includes 6,000 shares of Common Stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum. Also, includes 200,000 shares of Common Stock owned by Family Trusts established by Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

The Company’s equity compensation plans approved by stockholders are the 1998 Long-Term Incentive Plan, which expired May 11, 2009, and the 2009 Long-Term Incentive Plan. The 2009 Long-Term Incentive Plan provides for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	665,500	$2.20	795,000
Total	665,500	$2.20	795,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2012	2011

Audit fees (1)	$90,000	$76,500
Audit related fees (2)	7,500	-
Tax fees (3)	22,700	9,000
All other fees	-	-

Total fees	$120,200	$85,500

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns, as well as assistance with an IRS audit.

The engagement of CohnReznick LLP for the 2012 and 2011 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

PART IV

(a)	Financial Statements – contained in Item 8:

(b)	Exhibits:

2	-	Copy of the Asset Purchase Agreement dated December 29, 1998. (1)
3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999. (3)
3(ii)	-	Copy of the Company’s By-Laws as amended April 27, 1987 and May 11, 1999. (5)
10-C	-	Copy of Company’s 1998 Long-Term Incentive Plan. (2)
10-D	-	Copy of Company’s 2009 Long-Term Incentive Plan. (6)
14	-	CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (4)
31.1*	-	Certification of Chief Executive Officer.
31.2*	-	Certification of Chief Financial Officer.
32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to Registrant’s Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.
(2)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.
(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-08601) and incorporated herein by reference thereto.
(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (File No. 1-08601) and incorporated herein by reference thereto.
(5)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005 (File No. 1-08601) and incorporated herein by reference thereto.
(6)	Filed as an Exhibit to Registrant’s Definitive Statement on Schedule 14C filed October 22, 2010 (File No. 1-08601) and incorporated herein by reference thereto.
*         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 25, 2013	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2013	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2013	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 25, 2013	By: /s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 25, 2013	By: /s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 25, 2013	By: /s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 25, 2013	By: /s/	Richard J. James
Richard J. James
Director