Form 10-Q
period 2013-03-31
CREDITRISKMONITOR COM INC
filed 2013-05-15
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
Common stock $.01 par value – 7,946,462 shares outstanding as of May 6, 2013.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,837,881	$6,422,458
Marketable securities	1,718,979	1,725,633
Accounts receivable, net of allowance	1,547,573	1,776,151
Other current assets	876,501	548,838

Total current assets	10,980,934	10,473,080

Property and equipment, net	235,376	260,438
Goodwill	1,954,460	1,954,460
Prepaid and other assets	48,802	21,970

Total assets	$13,219,572	$12,709,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,509,898	$6,978,797
Accounts payable	64,667	44,097
Accrued expenses	1,048,005	1,161,498

Total current liabilities	8,622,570	8,184,392

Deferred taxes on income	591,355	591,355
Other liabilities	5,273	5,190

Total liabilities	9,219,198	8,780,937

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,946,462 shares	79,464	79,464
Additional paid-in capital	28,835,256	28,795,496
Accumulated deficit	(24,914,346)	(24,945,949)

Total stockholders’ equity	4,000,374	3,929,011

Total liabilities and stockholders’ equity	$13,219,572	$12,709,948

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

Operating revenues	$2,865,507	$2,645,255

Operating expenses:
Data and product costs	1,036,728	926,745
Selling, general and administrative expenses	1,734,728	1,597,360
Depreciation and amortization	35,436	38,141

Total operating expenses	2,806,892	2,562,246

Income from operations	58,615	83,009
Other income (expense), net	(6,361)	(2,811)

Income before income taxes	52,254	80,198
Provision for income taxes	(20,651)	(32,144)

Net income	$31,603	$48,054

Net income per share of common stock:

Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding:

Basic	7,946,462	7,939,165
Diluted	8,260,233	8,216,064

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$31,603	$48,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,436	38,141
Deferred income taxes	--	32,144
Deferred rent	83	574
Stock-based compensation	39,760	35,808
Unrealized loss on marketable securities	6,654	3,132
Changes in operating assets and liabilities:
Accounts receivable	228,578	(310,531)
Other current assets	(327,663)	60,562
Prepaid and other assets	(26,832)	(31,055)
Deferred revenue	531,101	929,484
Accounts payable	20,570	11,802
Accrued expenses	(113,493)	(429,333)

Net cash provided by operating activities	425,797	388,782

Cash flows from investing activities:
Purchase of property and equipment	(10,374)	(25,850)

Net cash used in investing activities	(10,374)	(25,850)

Cash flows from financing activities:
Proceeds from exercise of stock options	--	23,000

Net cash provided by financing activities	--	23,000

Net increase in cash and cash equivalents	415,423	385,932
Cash and cash equivalents at beginning of period	6,422,458	6,531,204

Cash and cash equivalents at end of period	$6,837,881	$6,917,136

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2012 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended
	March 31,
	2013	2012

Data and product costs	$3,036	$4,285
Selling, general and administrative expenses	36,724	31,523

	$39,760	$35,808

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

Index

(4) Fair Value Measurements

The Company records its financial instruments that are accounted for under ASC 320, “Investments-Debt and Equity Securities” at fair value. The determination of fair value is based upon the fair value framework established by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable, either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

The Company’s cash, cash equivalents and marketable securities are stated at fair value. The carrying value of accounts receivable, other current assets, accounts payable and other current liabilities approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents and marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Marketable securities include U.S. government notes and mutual funds.

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of March 31, 2013 and December 31, 2012, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$6,837,881	$-	$-	$6,837,881	$6,422,458
Marketable securities	1,718,979	-	-	1,718,979	1,725,633

Total	$8,556,860	$-	$-	$8,556,860	$8,148,091

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2013 or December 31, 2012.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended
	March 31,
	2013	2012

Weighted average number of common shares outstanding – basic	7,946,462	7,939,165
Potential shares exercisable under stock option plans	517,000	463,500
LESS: Shares which could be repurchased under treasury stock method	(203,229)	(186,601)

Weighted average number of common shares outstanding – diluted	8,260,233	8,216,064

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31,	Dec. 31,
	2013	2012
Cash, cash equivalents and marketable securities	$8,557	$8,148
Accounts receivable, net	$1,548	$1,776
Working capital	$2,358	$2,289
Cash ratio	0.99	1.00
Quick ratio	1.17	1.21
Current ratio	1.27	1.28

The Company has invested some of its excess cash in debt instruments of the United States Government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2013, the Company had $8.56 million in cash, cash equivalents and marketable securities, an increase of approximately $409,000 from December 31, 2012. The principal component of this net increase for the last three months was the cash generated by operating activities of approximately $426,000.

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at March 31, 2013 is deferred revenue of $7.51 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company’s operating activities have been cash flow positive for the last 8 fiscal years and the Company has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index

Results of Operations

	3 Months Ended March 31,
	2013		2012
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,865,507	100.00%	$2,645,255	100.00%

Operating expenses:
Data and product costs	1,036,728	36.18%	926,745	35.03%
Selling, general and administrative expenses	1,734,728	60.54%	1,597,360	60.39%
Depreciation and amortization	35,436	1.24%	38,141	1.44%
Total operating expenses	2,806,892	97.96%	2,562,246	96.86%

Income from operations	58,615	2.04%	83,009	3.14%
Other income (expense), net	(6,361)	(0.22%)	(2,811)	(0.11%)

Income before income taxes	52,254	1.82%	80,198	3.03%
Provision for income taxes	(20,651)	(0.72%)	(32,144)	(1.21%)

Net income	$31,603	1.10%	$48,054	1.82%

Operating revenues increased $220,252, or 8%, for the three months ended March 31, 2013 compared to the first quarter of fiscal 2012. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $109,983, or 12%, for the first quarter of 2013 compared to the same period of fiscal 2012. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost of third-party content due to the purchase of additional data elements, as well as the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced.

Selling, general and administrative expenses increased $137,368, or 9%, for the first quarter of fiscal 2013 compared to the same period of fiscal 2012. This increase was due to higher salary and related employee benefits, as the result of increased headcount, and legal fees incurred in 2013 for foreign trademark registration.

Depreciation and amortization decreased $2,705, or 7%, for the first quarter of fiscal 2013 compared to the same period of fiscal 2012. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income (expense), net decreased $3,550 for first quarter of fiscal 2013 compared to the same period last year. This decrease was due to the greater negative mark-to-market adjustment record in this year’s first quarter.

Provision for income taxes decreased $11,493 for the first quarter of fiscal 2013 compared to the same period of fiscal 2012. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2013 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses and data costs will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2013 and future periods because it expects to employ more development personnel on average compared to prior periods, obtain additional data and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are largely discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime or Internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating the Company’s business, operations and infrastructure, (xii) governmental regulation and taxation policies, (xiii) disruptions in service by common carriers due to strikes or otherwise, (xiv) risks of fire or other casualty, (xv) litigation costs or other unanticipated expenses, (xvi) interest rate risks and inflationary pressures, and (xvii) general economic conditions and economic conditions specific to the Internet and online commerce.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

*
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 15, 2013	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer