Form 10-Q
period 2013-06-30
CREDITRISKMONITOR COM INC
filed 2013-08-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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
Common stock $.01 par value – 7,958,564 shares outstanding as of August 6, 2013.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,297,992	$6,422,458
Marketable securities	1,658,666	1,725,633
Accounts receivable, net of allowance	1,077,151	1,776,151
Other current assets	728,251	548,838

Total current assets	10,762,060	10,473,080

Property and equipment, net	285,465	260,438
Goodwill	1,954,460	1,954,460
Prepaid and other assets	38,951	21,970

Total assets	$13,040,936	$12,709,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,190,539	$6,978,797
Accounts payable	118,178	44,097
Accrued expenses	1,053,161	1,161,498

Total current liabilities	8,361,878	8,184,392

Deferred taxes on income	591,355	591,355
Other liabilities	5,475	5,190

Total liabilities	8,958,708	8,780,937

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,946,462 shares	79,464	79,464
Additional paid-in capital	28,872,757	28,795,496
Accumulated deficit	(24,869,993)	(24,945,949)

Total stockholders’ equity	4,082,228	3,929,011

Total liabilities and stockholders’ equity	$13,040,936	$12,709,948

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012

Operating revenues	$2,933,752	$2,740,227

Operating expenses:
Data and product costs	1,136,238	936,411
Selling, general and administrative expenses	1,652,682	1,566,213
Depreciation and amortization	35,117	38,415

Total operating expenses	2,824,037	2,541,039

Income from operations	109,715	199,188
Other income (expense), net	(36,069)	15,428

Income before income taxes	73,646	214,616
Provision for income taxes	(29,293)	(97,735)

Net income	$44,353	$116,881

Net income per share of common stock:

Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:

Basic	7,946,462	7,943,462
Diluted	8,231,872	8,240,706

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012

Operating revenues	$5,799,259	$5,385,482

Operating expenses:
Data and product costs	2,172,966	1,863,156
Selling, general and administrative expenses	3,387,410	3,163,572
Depreciation and amortization	70,553	76,556

Total operating expenses	5,630,929	5,103,284

Income from operations	168,330	282,198
Other income (expense), net	(42,430)	12,616

Income before income taxes	125,900	294,814
Provision for income taxes	(49,944)	(129,879)

Net income	$75,956	$164,935

Net income per share of common stock:

Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding:

Basic	7,946,462	7,937,480
Diluted	8,246,052	8,224,552

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$75,956	$164,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,553	76,556
Deferred income taxes	29,293	97,757
Deferred rent	285	1,148
Stock-based compensation	77,261	71,564
Unrealized loss on marketable securities	66,967	12,094
Loss on retirement of fixed assets	259	--
Changes in operating assets and liabilities:
Accounts receivable	699,000	539,045
Other current assets	(179,413)	181,624
Prepaid and other assets	(16,981)	(15,037)
Deferred revenue	211,742	466,181
Accounts payable	74,081	14,405
Accrued expenses	(137,630)	(424,359)

Net cash provided by operating activities	971,373	1,185,913

Cash flows from investing activities:
Purchase of property and equipment	(95,839)	(66,128)

Net cash used in investing activities	(95,839)	(66,128)

Cash flows from financing activities:
Proceeds from exercise of stock options	--	23,000

Net cash provided by financing activities	--	23,000

Net increase in cash and cash equivalents	875,534	1,142,785
Cash and cash equivalents at beginning of period	6,422,458	6,531,204

Cash and cash equivalents at end of period	$7,297,992	$7,673,989

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of a full fiscal year.

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

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2013	2012	2013	2012
Data and product costs	$3,036	$4,285	$6,072	$8,544
Selling, general and administrative expenses	34,466	31,523	71,189	63,020

	$37,502	$35,808	$77,261	$71,564

(3)	Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2013 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of June 30, 2013 and December 31, 2012, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Total
Cash and cash equivalents	$7,297,992	$-	$-	$7,297,992	$6,422,458
Marketable securities	1,658,666	-	-	1,658,666	1,725,633

Total	$8,956,658	$-	$-	$8,956,658	$8,148,091

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2013 or December 31, 2012.

(5)	Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding – basic	7,946,462	7,943,462	7,946,462	7,937,480
Potential shares exercisable under stock option plans	460,500	433,500	488,750	448,500
LESS: Shares which could be repurchased under treasury stock method	(175,090)	(136,256)	(189,160)	(161,428)

Weighted average number of common shares outstanding – diluted	8,231,872	8,240,706	8,246,052	8,224,552

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Cash, cash equivalents and marketable securities	$8,957	$8,148
Accounts receivable, net	$1,077	$1,776
Working capital	$2,400	$2,289
Cash ratio	1.07	1.00
Quick ratio	1.20	1.21
Current ratio	1.29	1.28

The Company has invested some of its excess cash in debt instruments of the United States government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2013, the Company had $8.96 million in cash, cash equivalents and marketable securities, an increase of approximately $809,000 from December 31, 2012. The principal component of this net increase for the last six months was the cash generated by operating activities of approximately $971,000.

Additionally, the main component of current liabilities at June 30, 2013 is deferred revenue of $7.20 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for the last 8 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index
Results of Operations

	3 Months Ended June 30,
	2013		2012
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,933,752	100.00%	$2,740,227	100.00%

Operating expenses:
Data and product costs	1,136,238	38.73%	936,411	34.17%
Selling, general and administrative expenses	1,652,682	56.33%	1,566,213	57.16%
Depreciation and amortization	35,117	1.20%	38,415	1.40%
Total operating expenses	2,824,037	96.26%	2,541,039	92.73%

Income from operations	109,715	3.74%	199,188	7.27%
Other income (expense), net	(36,069)	(1.23%)	15,428	0.56%

Income before income taxes	73,646	2.51%	214,616	7.83%
Provision for income taxes	(29,293)	(1.00%)	(97,735)	(3.57%)

Net income	$44,353	1.51%	$116,881	4.26%

Operating revenues increased $193,525, or 7%, for the three months ended June 30, 2013 compared to the second quarter of fiscal 2012. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $199,827, or 21%, for the second quarter of 2013 compared to the same period of fiscal 2012. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost of third-party content due to the purchase of additional data elements, as well as the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced.

Selling, general and administrative expenses increased $86,469, or 6%, for the second quarter of fiscal 2013 compared to the same period of fiscal 2012. This increase was due to higher salary and related employee benefits, as the result of increased headcount, and legal fees incurred in 2013 for foreign trademark registration.

Depreciation and amortization decreased $3,298, or 9%, for the second quarter of fiscal 2013 compared to the same period of fiscal 2012. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income (expense), net decreased $51,497 for second quarter of fiscal 2013 compared to the same period last year. This decrease was due to a negative mark-to-market adjustment recorded in this year’s second quarter.

Provision for income taxes decreased $68,442 for the second quarter of fiscal 2013 compared to the same period of fiscal 2012. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

Index
	6 Months Ended June 30,
	2013		2012
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$5,799,259	100.00%	$5,385,482	100.00%

Operating expenses:
Data and product costs	2,172,966	37.47%	1,863,156	34.60%
Selling, general and administrative expenses	3,387,410	58.41%	3,163,572	58.74%
Depreciation and amortization	70,553	1.22%	76,556	1.42%
Total operating expenses	5,630,929	97.10%	5,103,284	94.76%

Income from operations	168,330	2.90%	282,198	5.24%
Other income (expense), net	(42,430)	(0.73%)	12,616	0.23%

Income before income taxes	125,900	2.17%	294,814	5.47%
Provision for income taxes	(49,944)	(0.86%)	(129,879)	(2.41%)

Net income	$75,956	1.31%	$164,935	3.06%

Operating revenues increased $413,777, or 8%, for the six months ended June 30, 2013 compared to the first half of fiscal 2012. This overall revenue growth is due to an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $309,810, or 17%, for the first six months of 2013 compared to the same period of fiscal 2012. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced, as well as the higher cost of third-party content due to the purchase of additional data elements.

Selling, general and administrative expenses increased $223,838, or 7%, for the first six months of fiscal 2013 compared to the same period of fiscal 2012. This increase was primarily due to higher salary and related employee benefits, and legal fees incurred in 2013 for foreign trademark registration.

Depreciation and amortization decreased $6,003, or 8%, for the first six months of fiscal 2013 compared to the same period of fiscal 2012. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income (expense), net decreased $55,046 for the first six months of fiscal 2013 compared to the same period last year. This decrease was due to the greater negative mark-to-market adjustment recorded in 2013.

Provision for income taxes decreased $79,935 for the first six months of fiscal 2013 compared to the same period of fiscal 2012. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime or Internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating to the Company’s business, operations and infrastructure, (xii) governmental regulation and taxation policies, (xiii) disruptions in service by common carriers due to strikes or otherwise, (xiv) risks of fire or other casualty, (xv) litigation costs or other unanticipated expenses, (xvi) interest rate risks and inflationary pressures, and (xvii) general economic conditions and economic conditions specific to the Internet and online commerce.

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

Index
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

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 14, 2013	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer