Form 10-Q
period 2013-09-30
CREDITRISKMONITOR COM INC
filed 2013-11-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

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
Common stock $.01 par value – 7,958,564 shares outstanding as of November 5, 2013.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,230,896	$6,422,458
Marketable securities	1,422,813	1,725,633
Accounts receivable, net of allowance	1,062,078	1,776,151
Other current assets	583,054	548,838

Total current assets	10,298,841	10,473,080

Property and equipment, net	384,654	260,438
Goodwill	1,954,460	1,954,460
Prepaid and other assets	34,058	21,970

Total assets	$12,672,013	$12,709,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,517,388	$6,978,797
Accounts payable	76,962	44,097
Accrued expenses	1,154,484	1,161,498

Total current liabilities	7,748,834	8,184,392

Deferred taxes on income	591,355	591,355
Other liabilities	5,413	5,190

Total liabilities	8,345,602	8,780,937

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,958,564 and 7,946,462 shares, respectively	79,585	79,464
Additional paid-in capital	28,925,272	28,795,496
Accumulated deficit	(24,678,446)	(24,945,949)

Total stockholders’ equity	4,326,411	3,929,011

Total liabilities and stockholders’ equity	$12,672,013	$12,709,948

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
	2013	2012

Operating revenues	$3,014,156	$2,822,056

Operating expenses:
Data and product costs	1,075,271	914,186
Selling, general and administrative expenses	1,578,149	1,427,830
Depreciation and amortization	46,943	37,880

Total operating expenses	2,700,363	2,379,896

Income from operations	313,793	442,160
Other income, net	4,260	13,851

Income before income taxes	318,053	456,011
Provision for income taxes	(126,506)	(182,473)

Net income	$191,547	$273,538

Net income per share of common stock:

Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average number of common shares outstanding:

Basic	7,956,557	7,943,462
Diluted	8,252,541	8,258,438

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012

Operating revenues	$8,813,415	$8,207,538

Operating expenses:
Data and product costs	3,248,237	2,777,343
Selling, general and administrative expenses	4,965,559	4,591,402
Depreciation and amortization	117,496	114,436

Total operating expenses	8,331,292	7,483,181

Income from operations	482,123	724,357
Other income (expense), net	(38,170)	26,468

Income before income taxes	443,953	750,825
Provision for income taxes	(176,450)	(312,352)

Net income	$267,503	$438,473

Net income per share of common stock:

Basic	$0.03	$0.06
Diluted	$0.03	$0.05

Weighted average number of common shares outstanding:

Basic	7,949,827	7,939,474
Diluted	8,248,215	8,235,847

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$267,503	$438,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,496	114,436
Deferred income taxes	--	273,291
Deferred rent	223	1,394
Stock-based compensation	112,858	110,738
Unrealized loss on marketable securities	77,363	12,067
Loss on retirement of fixed assets	259	--
Tax benefit from stock option plans	(10,539)	--
Changes in operating assets and liabilities:
Accounts receivable	714,073	306,736
Other current assets	(23,677)	186,438
Prepaid and other assets	(12,088)	(28,660)
Deferred revenue	(461,409)	149,150
Accounts payable	32,865	25,081
Accrued expenses	(7,014)	(351,262)

Net cash provided by operating activities	807,913	1,237,882

Cash flows from investing activities:
(Purchase) sale of marketable securities	225,457	(13,529)
Purchase of property and equipment	(241,971)	(89,225)

Net cash used in investing activities	(16,514)	(102,754)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,500	23,000
Tax benefit from stock option plans	10,539	--

Net cash provided by financing activities	17,039	23,000

Net increase in cash and cash equivalents	808,438	1,158,128
Cash and cash equivalents at beginning of period	6,422,458	6,531,204

Cash and cash equivalents at end of period	$7,230,896	$7,689,332

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of a full fiscal year.

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

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Data and product costs	$2,971	$4,473	$9,042	$13,017
Selling, general and administrative expenses	32,626	34,701	103,816	97,721

	$35,597	$39,174	$112,858	$110,738

(3)	Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2013 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of September 30, 2013 and December 31, 2012, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$7,230,896	$-	$-	$7,230,896	$6,422,458
Marketable securities	1,422,813	-	-	1,422,813	1,725,633

Total	$8,653,709	$-	$-	$8,653,709	$8,148,091

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2013 or December 31, 2012.

(5)	Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Weighted average number of common shares outstanding – basic	7,956,557	7,943,462	7,949,827	7,939,474
Potential shares exercisable under stock option plans	514,000	463,500	497,166	453,500
LESS: Shares which could be repurchased under treasury stock method	(218,016)	(148,524)	(198,778)	(157,127)

Weighted average number of common shares outstanding – diluted	8,252,541	8,258,438	8,248,215	8,235,847

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,	December 31,
	2013	2012
Cash, cash equivalents and marketable securities	$8,654	$8,148
Accounts receivable, net	$1,062	$1,776
Working capital	$2,550	$2,289
Cash ratio	1.12	1.00
Quick ratio	1.25	1.21
Current ratio	1.33	1.28

The Company has invested some of its excess cash in debt instruments of the United States government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2013, the Company had $8.65 million in cash, cash equivalents and marketable securities, an increase of approximately $506,000 from December 31, 2012. The principal component of this net increase for the last nine months was the cash generated by operating activities of approximately $808,000.

Additionally, the main component of current liabilities at September 30, 2013 is deferred revenue of $6.52 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Results of Operations

	3 Months Ended September 30,
	2013		2012
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$3,014,156	100.00%	$2,822,056	100.00%

Operating expenses:
Data and product costs	1,075,271	35.67%	914,186	32.39%
Selling, general and administrative expenses	1,578,149	52.36%	1,427,830	50.60%
Depreciation and amortization	46,943	1.56%	37,880	1.34%
Total operating expenses	2,700,363	89.59%	2,379,896	84.33%

Income from operations	313,793	10.41%	442,160	15.67%
Other income, net	4,260	0.14%	13,851	0.49%

Income before income taxes	318,053	10.55%	456,011	16.16%
Provision for income taxes	(126,506)	(4.20%)	(182,473)	(6.47%)

Net income	$191,547	6.35%	$273,538	9.69%

Operating revenues increased $192,100, or 7%, for the three months ended September 30, 2013 compared to the third quarter of fiscal 2012. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $161,085, or 18%, for the third quarter of 2013 compared to the same period of fiscal 2012. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost of third-party content due to the purchase of additional data elements, as well as the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced.

Selling, general and administrative expenses increased $150,319, or 11%, for the third quarter of fiscal 2013 compared to the same period of fiscal 2012. This increase was due to higher salary and related employee benefits, as the result of increased headcount, and legal fees incurred in 2013 for foreign trademark registration.

Depreciation and amortization increased $9,063, or 24%, for the third quarter of fiscal 2013 compared to the same period of fiscal 2012. This increase was due to the capitalization of leasehold improvements associated with additional space leased at the Company’s corporate headquarters as well as the purchase of computer equipment.

Other income, net decreased $9,591 for third quarter of fiscal 2013 compared to the same period last year. This decrease was due to a negative mark-to-market adjustment recorded in this year’s third quarter.

Provision for income taxes decreased $55,967 for the third quarter of fiscal 2013 compared to the same period of fiscal 2012. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

Index
	9 Months Ended September 30,
	2013		2012
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$8,813,415	100.00%	$8,207,538	100.00%

Operating expenses:
Data and product costs	3,248,237	36.86%	2,777,343	33.84%
Selling, general and administrative expenses	4,965,559	56.34%	4,591,402	55.94%
Depreciation and amortization	117,496	1.33%	114,436	1.39%
Total operating expenses	8,331,292	94.53%	7,483,181	91.17%

Income from operations	482,123	5.47%	724,357	8.83%
Other income (expense), net	(38,170)	(0.43%)	26,468	0.32%

Income before income taxes	443,953	5.04%	750,825	9.15%
Provision for income taxes	(176,450)	(2.00%)	(312,352)	(3.81%)

Net income	$267,503	3.04%	$438,473	5.34%

Operating revenues increased $605,877, or 7%, for the nine months ended September 30, 2013 compared to the same period of fiscal 2012. This overall revenue growth is due to an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $470,894, or 17%, for the first nine months of 2013 compared to the same period of fiscal 2012. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced, as well as the higher cost of third-party content due to the purchase of additional data elements.

Selling, general and administrative expenses increased $374,157, or 8%, for the first nine months of fiscal 2013 compared to the same period of fiscal 2012. This increase was primarily due to higher salary and related employee benefits, and legal fees incurred in 2013 for foreign trademark registration.

Depreciation and amortization increased $3,060, or 3%, for the first nine months of fiscal 2013 compared to the same period of fiscal 2012. This increase was due to the capitalization of leasehold improvements during the 3rd quarter associated with additional space leased at the Company’s corporate headquarters as well as the purchase of computer equipment.

Other income (expense), net decreased $64,638 for the first nine months of fiscal 2013 compared to the same period last year. This decrease was due to the greater negative mark-to-market adjustment recorded in 2013.

Provision for income taxes decreased $135,902 for the first nine months of fiscal 2013 compared to the same period of fiscal 2012. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Condensed Notes to Financial Statements.*

*     Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2013	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer