Form 10-K
period 2013-12-31
CREDITRISKMONITOR COM INC
filed 2014-03-21
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2013 was $9,412,777. The Company’s common stock is traded on the OTC Markets. There were 7,958,564 shares of common stock $.01 par value outstanding as of March 10, 2014.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2014.

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

CRMZ (see our website at www.crmz.com) is an Internet-based publisher of financial information, designed to save time for busy professionals, which competes with Dun & Bradstreet, Inc. (“D&B™”) and other firms. The Company publishes comprehensive commercial credit reports covering public companies worldwide. The reports feature detailed analysis of financial statements, including ratio analysis and trend reports, and peer analyses. To save subscribers time, the reports offer the Company’s proprietary FRISK® scores (a measure of financial distress tied to the probability of bankruptcy), as well as the well-known Altman Z” default scores, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) issuer ratings. Covering U.S. banks, reports include Institutional Risk Analytics (“IRA”) Counterparty Quality scores and financial data from the Federal Financial Institutions Examination Council (“FFIEC”) Call Reports. Additionally, the reports include company background information, trade payment reports, as well as public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. For additional time-savings, the Company’s service uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score reports, credit limit alerts, financial statement updates, SEC filings and ratings changes. All news items are filtered to assure the stories have financial relevance.

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

There is little hard data on the size of CRMZ’s credit-risk market. The U.S. National Association of Credit Management has more than 15,000 members, but some industry observers believe the number of U.S. credit managers and other personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a full-time credit function but still require credit information. Furthermore, a market exists outside of the U.S. for information on U.S. and foreign companies.

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

D&B™, our major competitor, has disclosed that it generated approximately $693.2 million from its Risk Management Solutions business (i.e., credit information services revenue) in North America for 2013, which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian and Equifax. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CRMZ’s annual fixed-price subscription service represented over 98% of its fiscal 2013 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2013 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

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

The Fundamental Service features the Company’s proprietary credit score, the “FRISK®” score. This proprietary score indicates financial distress, by predicting the probability of bankruptcy within the next 12 months. It provides clients with a fast, consistent method for identifying those companies at greatest risk. The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 7,000 companies over a multi-year period and continually monitored by the Company. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2013, the Fundamental Service covered over 57,000 public companies worldwide, totaling approximately $62 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $84 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

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

(2)	Single credit reports on any of the over 57,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

(3)	Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CRMZ through affiliations with third-party suppliers and sold to CRMZ subscribers.

The viability and potential of CRMZ’s business is made possible by the following characteristics:

•	Low price. The prices of CRMZ’s services are low compared to a subscriber’s possible losses from not getting paid, and are low compared to the cost of most competitive credit report products.

•	Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2013 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $24.3 trillion. This was down from the peak value of $58.2 trillion at the end of 2007 and from $25.1 trillion at the end of 2012. To put this in perspective, in 2012 the world GDP was $84 trillion, and the market value of all worldwide domestic equity at December 31, 2013 was approximately $64.2 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Volatility in most markets has remained high, despite signs of modest growth in some major countries. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CRMZ’s service.

•	Recurring revenue stream. The recurring annual revenue stream of its subscription fee model gives the Company stability not found in a one-time sale product-based company.

•	Profit multiplier. Some of the Company’s basic costs are being reduced. On a broad generic basis, the prices of computer hardware, software and telecommunications have been coming down for all buyers, including CRMZ. In addition, CRMZ has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs, apart from the development cost of enhancing and upgrading the Company’s website, are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content of CRMZ’s services if the Company chooses to increase content and not raise its prices to cover these additional costs.

•	Self financing. CRMZ’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital.

•	Management. CRMZ has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company’s Goals

•	Growth in U.S. market share. Faced with a dominant U.S. competitor, D&B™, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while many others who are aware of CRMZ have not evaluated its service.

•	International penetration. Foreign companies doing business within the U.S. or other foreign countries may have the same need as domestic companies for CRMZ’s credit analysis of U.S. and foreign companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CRMZ’s service.

•	Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality and content. Also, revenue per client should increase over time as the Company sells additional passwords to existing clients.

•	Lowest cost provider. CRMZ’s sourcing, analysis and preparation of data into a usable form is highly automated. CRMZ delivers all of its information to customers via the Internet and there is automation between the sourcing of data and delivery of a company credit report to a subscriber. Because of this automation, CRMZ’s production costs are relatively stable over a wide range of increasing revenue. Management believes CRMZ’s cost structure is one of the lowest in its industry.

•	High margins and return on investment. The Company foresees declining unit costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company has lower sales expenses for customer renewals than for new sales, and the Company expects that its renewal revenue will continue to grow to be a larger share of total revenue each year. All these naturally occurring unit cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company’s in-place fixed costs.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy professionals time, at a cost significantly below that of reports from the leading provider (price comparison as of February 5, 2014). Because D&BTM has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CRMZ employs several different selling strategies to deliver this value to different customer segments:

•	Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies, having aggregate revenues of approximately $62 trillion, are superior in this way to competitive products or services in that the CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® scores, ratings from Moody’s, S&P and Fitch, CQ scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness.

•	The Company’s customers typically have contracts with D&BTM. Traditionally, D&BTM sold their customers prepaid units and/or reports (“units”) on an annual basis, which they could then use to buy D&BTM products throughout the year. In 2005, the Company became aware that D&BTM had also begun selling some part of its service on a “fixed-price” basis for “virtually unlimited usage”, and in 2006, D&BTM expanded this practice under the trade name “DNBi”. It appears that these contracts offer a fixed price for usage of D&BTM information within a wide range of amounts, the upper end of which is a multiple of the customer’s current usage. D&BTM attempts to maintain or increase its total annual charges to each DNBi customer, and these charges are generally many times more than comparable CRMZ fees. At the same time, D&BTM attempts to bind its customers to multi-year agreements, so as to blunt the customer’s ability to reduce its D&BTM costs over several years. Since its introduction through the end of 2009, the DNBi strategy seems to have been both useful for D&B™ and without obvious negative impact on the Company, suggesting an expansionary effect on the U.S. market for credit risk information. The Company cannot predict the future effectiveness of D&BTM’s strategy much less whether D&BTM will find this DNBi pricing can lead to sustainable revenue increases over multiple years. To date, the tactic has not significantly diminished the Company’s ability to win new customers. The best practice that CRMZ recommends to its subscription customers is to always search CRMZ’s database first (which does not incur any incremental expense to them) and, if they have purchased a traditional D&B™ unit-based plan, to save their expensive D&BTM units for decisions concerning those privately-held businesses where CRMZ may have little or no information. Likewise, users of the “DNBi” service have reported to CRMZ that it is wise to conserve unit usage even with a “DNBi” contract, because high usage levels seem to become a pretext for D&B™ to seek large price increases in future years. According to the Company’s research, the great majority of CreditRiskMonitor customers continue to report saving money as a result of using the CRMZ service.

•	For low-volume customers, CRMZ sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet. Although D&BTM also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a specific company report depends on both the customer’s home country and the home country of the company about which they are inquiring. Their “flagship” report is the D&BTM Business Information Report, whose price can range from $122 to $631. This competitor’s approach is apparently designed to protect its legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering reports across boundaries. In contrast, CRMZ was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems. Consequently, CRMZ’s value advantage is even more apparent when customers compare the costs of cross-border report purchases.

Employees

As of March 10, 2014, the Company had 85 full-time and 3 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company has adopted stock option plans in 1998 and 2009 that cover its employees.

ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 12,300 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2015 and provides for an aggregate total monthly cost of $14,200, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock was listed on the OTC Markets OTCQB until July 9, 2012, at which time the Company upgraded its listing on the OTC Markets from OTCQB to the OTCQX U.S. Premier, which is the highest tier of the OTC market, reserved exclusively for companies meeting the highest financial standards and that have undergone a thorough qualitative review. The following table sets forth the high and low closing bid quotations reported on the OTCQB for the first 2 calendar quarters of 2012, and on the OTCQX U.S. Premier for the last 2 calendar quarters of 2012 and all of 2013. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2013
First Quarter	$4.05	$2.95
Second Quarter	$3.25	$2.35
Third Quarter	$3.67	$2.25
Fourth Quarter	$3.50	$2.40

2012
First Quarter	$3.00	$2.30
Second Quarter	$4.00	$2.30
Third Quarter	$3.40	$2.75
Fourth Quarter	$3.75	$2.55

On March 10, 2014, there were approximately 254 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2013, the Company paid a cash dividend of $0.05 per share on its Common Stock on November 22, 2013; in fiscal 2012, the Company paid a cash dividend of $0.20 per share on its Common Stock on December 5, 2012.

The Company did not repurchase any of its common stock during the fourth quarter of 2013.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2014 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2014.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Cash, cash equivalents and marketable securities	$8,047	$8,148
Accounts receivable, net	$1,708	$1,776
Working capital	$2,277	$2,289
Cash ratio	1.00	1.00
Quick ratio	1.21	1.21
Current ratio	1.28	1.28

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2013, the Company had $8.05 million in cash, cash equivalents and marketable securities, a decrease of approximately $101,000 from December 31, 2012. The reason for this decrease was that cash used for the purchase of fixed assets ($331,000) and the payment of the dividend to shareholders in November 2013 ($398,000) exceeded the cash generated by operating activities for the last 12 months ($701,000).

The Company’s cash generated by operating activities significantly exceeded its net income due primarily due to non-cash expenses (e.g., depreciation, stock-based compensation and unrealized loss on marketable securities). Additionally, the main component of current liabilities at December 31, 2013 is deferred revenue of $6.69 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for 8 of the last 9 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or if it were to license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

As described more fully in Note 8 of the Notes to Financial Statements, at December 31, 2013 the Company had certain cash obligations, which are due as follows:

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$279,696	$173,833	$105,353	$510	-

Total	$279,696	$173,833	$105,353	$510	-

Off-Balance Sheet Arrangements

The Company is not a party to any other off-balance sheet arrangements.

Results of Operations

2013 vs. 2012

	Year Ended December 31,
	2013		2012
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$11,837,211	100.00%	$11,062,619	100.00%

Operating expenses:
Data and product costs	4,438,542	37.50%	3,731,218	33.73%
Selling, general and administrative expenses	6,611,687	55.85%	6,206,917	56.11%
Depreciation and amortization	168,080	1.42%	150,069	1.35%
Total operating expenses	11,218,309	94.77%	10,088,204	91.19%

Income from operations	618,902	5.23%	974,415	8.81%
Other income (expense), net	(38,560)	(0.33%)	21,945	0.20%

Income before income taxes	580,342	4.90%	996,360	9.01%
Provision for income taxes	(238,529)	(2.02%)	(466,543)	(4.22%)

Net income	$341,813	2.88%	$529,817	4.79%

Operating revenues increased approximately $774,592, or 7%, for fiscal 2013 over the prior year. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $707,324, or 19%, for fiscal 2013. This increase was primarily due to higher salary and related employee benefits, including additional quality control and programming personnel, the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced, as well as the higher cost of third-party content due to the purchase of additional data elements.

Selling, general and administrative expenses increased $404,770, or 7%, for fiscal 2013. This increase was primarily due to higher salary and related employee benefits as well as higher professional fees.

Depreciation and amortization increased $18,011, or 12%, for fiscal 2013. This increase was due to the capitalization of leasehold improvements during the 3rd quarter associated with additional space leased at the Company’s corporate headquarters as well as the purchase of computer equipment.

Other income (expense), net decreased $60,505 for fiscal 2013, primarily due to the greater negative mark-to-market adjustment recorded in 2013.

Provision for income taxes decreased $228,014 due to the Company having lower pre-tax income because of the reasons enumerated.

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

Operating revenues increased approximately $908,419, or 9%, for fiscal 2012 over the prior year. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable mainly to decreased usage as the result of a decrease in the number of subscribers to that service.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2014 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2014 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

Risks and Other Considerations

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or currently deemed immaterial also may impair its business operations. If any of the risks described below actually occur, the Company’s business could be impaired.

From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the SEC may contain forward-looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “plans” and similar expressions are intended to identify forward-looking statements. The Company’s actual future operating results or short-term or long-term liquidity may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including but not limited to the following in addition to those set forth elsewhere herein or in other filings made by the Company with the SEC.

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

Competition. The online commerce market, particularly over the Web, is intensely competitive. The Company’s current or potential competitors include (i) companies now selling or who will be selling credit analysis data, such as D&B™ which currently has the dominant position in the industry and the financial resources to invest much more than the Company can while withstanding substantial price competition, and (ii) a number of indirect competitors that specialize in online commerce or information or who derive a substantial portion of the revenues from online commerce, advertising or information, and who may offer competing products, and many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, breadth of coverage, quality of editorial and other site content and reliability and speed of delivery. Many of the Company’s competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company’s competitors may be able to secure data from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

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

Reliance on Certain Suppliers. The Company purchases its data and/or credit reports from a limited number of vendors under agreements having terms of 36 months or less. The Company has no longer-term contracts or arrangements with any vendor of data that guarantee the availability of data, the continuation of particular payment terms or the extension of credit. Nevertheless, the Company believes that it would be able to obtain the necessary data from other sources, at competitive prices, should it become necessary or advisable to do so. There can be no assurance, however, that the Company’s vendors will continue to supply data to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of information in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to maintain or develop relationships with vendors that would allow it to obtain sufficient quantities of reliable information on acceptable commercial terms, such inability could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

Proprietary Rights. The Company relies and expects to continue to rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. Other than trademarks for CRMZ and FRISK, the Company does not currently have any issued patents or registered copyrights or trademarks.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity and cash flows for the years then ended. CreditRiskMonitor.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2013 and 2012, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ CohnReznick LLP

Jericho, New York
March 21, 2014

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$6,649,432	$6,422,458
Marketable securities	1,398,022	1,725,633
Accounts receivable, net of allowance of $30,000	1,707,582	1,776,151
Other current assets	581,132	548,838

Total current assets	10,336,168	10,473,080

Property and equipment, net	422,682	260,438
Goodwill	1,954,460	1,954,460
Other assets	23,653	21,970

Total assets	$12,736,963	$12,709,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,692,052	$6,978,797
Accounts payable	86,478	44,097
Accrued expenses	1,280,316	1,161,498

Total current liabilities	8,058,846	8,184,392

Deferred taxes on income	636,856	591,355
Other liabilities	5,099	5,190

Total liabilities	8,700,801	8,780,937

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,958,564 and 7,946,462 shares, respectively	79,585	79,464
Additional paid-in capital	28,958,648	28,795,496
Accumulated deficit	(25,002,071)	(24,945,949)

Total stockholders’ equity	4,036,162	3,929,011

Total liabilities and stockholders’ equity	$12,736,963	$12,709,948

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2013 and 2012

	2013	2012

Operating revenues	$11,837,211	$11,062,619

Operating expenses:
Data and product costs	4,438,542	3,731,218
Selling, general and administrative expenses	6,611,687	6,206,917
Depreciation and amortization	168,080	150,069

Total operating expenses	11,218,309	10,088,204

Income from operations	618,902	974,415
Other income (expense), net	(38,560)	21,945

Income before income taxes	580,342	996,360
Provision for income taxes	(238,529)	(466,543)

Net income	$341,813	$529,817

Net income per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.06

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2012	7,920,462	$79,204	$28,597,679	$(23,886,446)	$4,790,437

Net income	-	-	-	529,817	529,817
Cash dividend paid	-	-	-	(1,589,320)	(1,589,320)
Exercise of stock options	26,000	260	25,740	-	26,000
Stock-based compensation	-	-	150,499	-	150,499
Tax benefit from stock option plans	-	-	21,578	-	21,578

Balance December 31, 2012	7,946,462	79,464	28,795,496	(24,945,949)	3,929,011

Net income	-	-	-	341,813	341,813
Cash dividend paid	-	-	-	(397,935)	(397,935)
Exercise of stock options	12,102	121	6,379	-	6,500
Stock-based compensation	-	-	146,234	-	146,234
Tax benefit from stock option plans	-	-	10,539	-	10,539

Balance December 31, 2013	7,958,564	$79,585	$28,958,648	$(25,002,071)	$4,036,162

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net income	$341,813	$529,817
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	45,501	433,970
Depreciation	168,080	150,069
Stock-based compensation	146,234	150,499
Unrealized loss on marketable securities	90,218	40,598
Deferred rent	(91)	1,476
Loss on retirement of fixed assets	259	--
Tax benefits from stock option plans	(10,539)	(21,578)
Changes in operating assets and liabilities:
Accounts receivable, net	68,569	(224,938)
Other current assets	(21,755)	(97,695)
Other assets	(1,683)	22,840
Deferred revenue	(286,745)	507,303
Accounts payable	42,381	(16,844)
Accrued expenses	118,818	74,335

Net cash provided by operating activities	701,060	1,549,852

Cash flows from investing activities:
(Purchase) sale of marketable securities	237,393	(13,159)
Purchase of property and equipment	(330,583)	(103,697)

Net cash used in investing activities	(93,190)	(116,856)

Cash flows from financing activities:
Dividend paid to stockholders	(397,935)	(1,589,320)
Proceeds from exercise of stock options	6,500	26,000
Tax benefit from stock option plans	10,539	21,578

Net cash used in financing activities	(380,896)	(1,541,742)

Net increase (decrease) in cash and cash equivalents	226,974	(108,746)
Cash and cash equivalents at beginning of year	6,422,458	6,531,204

Cash and cash equivalents at end of year	$6,649,432	$6,422,458

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$250,600	$46,545

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2013 and 2012 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2013, management believes no impairment of long-lived assets has occurred.

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

Income Per Share

Income per share is computed under the provisions of ASC 260, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2013 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 9).

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2013 and 2012, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2013 and 2012.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2013	2012

Cash	$498,249	$723,008
Money market funds	6,151,183	5,699,450

	$6,649,432	$6,422,458

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320. Accordingly, the Company classifies its marketable securities at acquisition as either: (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under ASC 320. The related unrealized gains/(losses) are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2013 and 2012 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Adjusted	Holding	Holding	Fair
	Cost	Gains	Losses	Value
2013:
U.S. Treasury Note, due 11/15/2015	$1,210,503	$--	$(51,540)	$1,158,963
Marketable equity security	264,504	--	(25,445)	239,059
	$1,475,007	$--	$(76,985)	$1,398,022

2012:
U.S. Treasury Note, due 11/15/2015	$1,210,503	$--	$(7,853)	$1,202,650
Marketable equity security	525,325	--	(2,342)	522,983
	$1,735,828	$--	$(10,195)	$1,725,633

NOTE 5 - INCOME TAXES

Historically, the Company generated net operating loss (“NOL”) carryforwards for income tax purposes, which were available for carryforward against future taxable income. As of December 31, 2012, the Company had fully utilized its Federal NOL carryforwards.

The Company’s income tax expense consisted of the following:

	2013	2012

Current:
Federal	$148,098	$21,865
State	44,931	10,708
Deferred:
Federal	35,495	327,540
State	10,005	106,430

	$238,529	$466,543

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense for 2013 and 2012 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2013	2012

Computed "expected" expense	$197,316	$338,762
Permanent differences	3,806	2,901
State and local income tax expense	36,258	77,311
AMT credit	(18,084)	--
True-up of deferred taxes	8,029	44,205
Other	11,204	3,364

Income tax expense	$238,529	$466,543

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2013 and 2012 are as follows:

	2013	2012

Deferred tax assets:
Stock option expense	$169,027	$112,248
Accrued vacation	50,612	42,598
Other	63,586	18,051

Total deferred tax assets	283,225	172,897

Deferred tax liabilities:
Goodwill amortization	(772,282)	(711,761)
Fixed asset depreciation	(147,799)	(52,491)

Total deferred tax liabilities	(920,081)	(764,252)

Net deferred tax assets/(liabilities)	$(636,856)	$(591,355)

NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2013, 798,000 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2013, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options and Stock Appreciation Rights

At December 31, 2013, the Company has two stock option plans: the 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”).

The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. No stock options may be granted under this Plan after May 11, 2009. At December 31, 2013, there were options outstanding for 445,500 shares of common stock under this plan.

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

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,000,000 shares of common stock. At December 31, 2013, there were options outstanding for 202,000 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2013 and 2012, nor are there any stock appreciation rights outstanding at December 31, 2013 and 2012.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2013 and 2012 are as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Outstanding at January 1, 2012	635,000	$2.0770
Exercised	(26,000)	1.0000
Forfeited	--	--
Granted	56,500	3.0100

Outstanding at December 31, 2012	665,500	$2.1983
Exercised	(15,000)	1.0000
Forfeited	(3,000)	3.0100
Granted	--	--

Outstanding at December 31, 2013	647,500	$2.2223

As of December 31, 2013, there were 798,000 shares of common stock reserved for the granting of additional options.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2013	2012

Data and product costs	$11,987	$17,672
Selling, general and administrative costs	134,247	132,827

	$146,234	$150,499

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

No options were granted during the year ended December 31, 2013. The fair value of options granted during the year ended December 31, 2012 was $2.96. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

2012
Risk-free interest rate	1.54%
Expected dividend yield	1.66%
Expected volatility factor	1.59
Expected life of the option (years)	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 1.00 - $ 1.20	326,500	1.14	$1.0000	326,500	$1.0000
$ 1.21 - $ 2.40	119,000	2.31	$1.6357	89,000	$1.3848
$ 2.41 - $ 3.99	53,500	8.53	$3.0100	-	-
$ 4.00 - $ 7.25	148,500	6.49	$5.0960	-	-

	647,500	3.19	$2.2223	415,500	$1.0824

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $3.50 as of December 31, 2013, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2013 and 2012 was $1,064,315 and $1,051,585, respectively.

As of December 31, 2013, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $599,900. This cost will be amortized on a straight-line basis over a weighted average term of 4.60 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2013	2012

Computer equipment and software	$1,058,332	$900,236
Furniture and fixtures	212,614	140,372
Leasehold improvements	163,995	68,818
Capital lease	90,043	90,043
	1,524,984	1,199,469
Less accumulated depreciation and amortization	(1,102,302)	(939,031)

	$422,682	$260,438

NOTE 8 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires on July 31, 2015. Rental expenses under operating leases were $267,925 and $235,452 for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments for noncancelable operating leases at December 31, 2013 are as follows:

Operating
Leases

2014	$173,833
2015	103,311
2016	2,042
2017	510

Total minimum lease payments	$279,696

NOTE 9 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2013	2012

Net income	$341,813	$529,817

Weighted average common shares outstanding – basic	7,952,011	7,942,748
Potential shares exercisable under stock option plans	497,625	475,250
LESS: Shares which could be repurchased under treasury stock method	(204,315)	(174,623)
Weighted average common shares outstanding – diluted	8,245,321	8,243,375

Net income per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.06

For fiscal 2013 and 2012, the computation of diluted net income per share excludes the effects of the assumed exercise of 148,500 and 68,500 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	73	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	57	President/Chief Operating Officer	2005
Lawrence Fensterstock	63	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	72	Director	2005
Jeffrey S. Geisenheimer	48	Director	2005
Joshua M. Flum	44	Director	2007
Richard J. James	74	Director	1992

Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. From 1968 to 1985, Mr. Flum was in the investment business as an institutional security analyst, research and sales partner at an investment firm and then as a general partner of a private investment pool. Before entering the investment business, Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a legal and legislative aide to a U.S. congressman. Mr. Flum has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in business administration from Babson College and a JD degree from Georgetown University Law School. Mr. Flum served as a L/cpl in the USMCR.

William B. Danner joined the Company in May 2005 as Chief Marketing Officer, was appointed Chief Operating Officer in October 2005 and appointed President in May 2007. Mr. Danner’s experience includes over 25 years in financial services and information services. Prior to joining the Company, his most recent experience included brand strategy and business development consulting for financial services clients at his own firm, Danner Marketing. Clients included WellPoint and Bowne & Co. Previously, he was at Citigate Albert Frank, a marketing communications company in New York City, where he provided strategic planning and brand consulting for a variety of leading financial services organizations including Reuters Instinet and the CFA Institute. From 1997 to 2001, Mr. Danner was Vice President of Market Development at MetLife’s employee-benefits business. Before joining MetLife, he was at Dun & Bradstreet for over 5 years, most recently as Vice President, Strategic Planning. He spent nearly the first 10 years of his career at General Electric Company, working in increasingly responsible positions at GE Information Services and GE Capital. Mr. Danner earned a BA in economics at Harvard College and an MBA at Harvard Business School.

Lawrence Fensterstock joined the Company and was elected to his current offices in January 1999. Previously, he joined Market Guide Inc. in September 1996 to assist in the formation of its credit information services division. From 1993 to 1996, Mr. Fensterstock was with Information Clearinghouse Incorporated (“ICI”) and was closely involved in the formation of its credit reporting service. In addition to being responsible for the publication of the various facets of this credit reporting service, he was chief operating and financial officer of ICI. From 1989 through 1992, Mr. Fensterstock was Vice President-Controller, Treasurer and Corporate Secretary for a private entity formed to acquire Litton Industries’ office products operations in a leveraged buyout. There, he spent over 2 years acting as de facto chief financial officer. Mr. Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen LLP. He earned a BA degree in economics from Queens College and an MBA degree from The University of Chicago Business School.

Andrew J. Melnick has been a Director since March 2005. Since 2010, he has been a Managing Partner of SkyView Investment Advisors. The firm provides investment advisory services to institutions and high net worth individuals as well as managing a fund of hedge funds partnerships and acting as lead sub-advisors to 40 Act mutual funds of hedge fund managers. From 2005 to 2009, Mr. Melnick helped manage two hedge funds. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co. a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. He is a member of the Board of the New York Society of Security Analysts, a Commissioner of the Monmouth County Improvement Authority and a member of the Board of Trustees of the Monmouth Medical Center. Mr. Melnick earned a BA in economics and MBA in finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

Jeffrey S. Geisenheimer has been a Director since December 2005. He has been the Chief Financial Officer for the Coleman Research Group, Inc., a primary research firm serving the investment and corporate communities, since September 2011. In this capacity, he is responsible for all the financial, administrative and research operations. Prior to joining Coleman Research Group, Mr. Geisenheimer was the CFO of five private equity-backed companies (Ford Models, Inc., from 2008 to 2011, Managed Systems, Inc., from 2007 to 2008, Register.com, Inc., 2007, Instant Information, Inc., from 2005 to 2007 and Moneyline Telerate, Inc., from 2003 to 2005) and two publicly traded companies (Multex.com, Inc., from 1999 to 2003, and Market Guide, Inc., from 1987 to 1999). While CFO at three of these companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisition by much larger corporations. Mr. Geisenheimer received a BBA degree in banking and finance and an MBA degree in accounting from Hofstra University.

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

Richard J. James has been a Director since 1992. He was a Consultant for Sigma Breakthrough Technologies, Inc. from 2005 to 2013, working with leading international and domestic Fortune 500 companies to improve their new product development and operational processes. From 1980 until 2002, Mr. James served as the Technical Manager for Polaroid Corporation’s Consumer Hardware Division, supporting manufacturing plants in Scotland, China and the United States. In this role, he was responsible for increasing the business performance of Polaroid’s instant consumer cameras through improved manufacturing processes and product redesigns. From 1968 through 1979, Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James was a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Product Development. Mr. James holds a BS in chemical engineering from Northeastern University and has completed extensive managerial and technical subjects.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2013, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with, except that a Form 4 for Richard James and another for Lawrence Fensterstock were filed late.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)		All Other Compensation		Total
Jerome S. Flum, Chairman and Chief Executive Officer	2013 2012	$ $	160,000 160,000	$ $	45,000 38,000	$ $	-0- -0-	$ $	-0- -0-	$ $	205,000 198,000
William B. Danner, President	2013 2012	$ $	192,800 192,800	$ $	65,000 56,000	$ $	19,766 26,748	$ $	-0- -0-	$ $	277,566 275,548
Lawrence Fensterstock, Senior Vice President	2013 2012	$ $	160,000 160,000	$ $	63,000 54,000	$ $	740 349	$ $	-0- -0-	$ $	223,740 214,349

(1) The amounts in this column reflect bonuses awarded for the fiscal year shown but paid in the subsequent fiscal year.

(2) Represents the compensation costs of stock option awards for financial reporting purposes for the year under ASC 718, rather than an amount paid to or realized by the Named Executive Officer. See Note 6 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with ASC 718. The ASC 718 value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the ASC 718 amounts will ever be realized.

Outstanding Equity Awards

No stock options, stock awards or stock appreciation rights were granted to the Company’s executive officers during the last fiscal year.

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
William B. Danner	100,000 50,000 -0- -0-	-0- -0- 10,000 5,000	-0- -0- -0- -0-	$ $ $ $	1.00 1.25 7.25 3.01	05-09-15 10-06-15 01-14-21 07-11-22
Lawrence Fensterstock	-0-	2,000	-0-		$3.01	07-11-22

The closing market price of the Company’s common stock on December 31, 2013 was $3.50 per share.

The options under Mr. Danner’s grants expiring in 2015 may be exercised after three years from the date of grant in installments upon the Company attaining certain specified gross revenue and pre-tax profit margin objectives as set forth in the table below, unless such objectives are modified in the sole discretion of the Board of Directors. In order to achieve the vesting of the applicable percentage of options at each level, both the minimum sales amount and the pre-tax operating margin tests for that level must be met.

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

Directors’ Fees

Effective January 1, 2010, non-employee directors receive $750 per quarter or a total of $3,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$3,000	$2,434	$5,434
Jeffrey S. Geisenheimer	$3,000	$6,988	$9,988
Joshua M. Flum	$3,000	$10,042	$13,042
Richard J. James	$3,000	$1,928	$4,928

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 6 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 10, 2014 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P./ La’Dadande Limited Partnership/ Lawrence J. Goldstein(2) 1865 Palmer Avenue Larchmont, NY 10538	627,616	7.49%
Flum Partners (3)	4,339,334	51.82%
Jerome S. Flum	4,799,059(4)(5)	57.31%
William B. Danner	171,395	2.05%
Lawrence Fensterstock	108,322	1.29%
Andrew J. Melnick	40,000	-----*
Jeffrey S. Geisenheimer	108,653	1.30%
Joshua M. Flum	5,000	-----*
Richard J. James	46,500	-----*
All directors and officers (as a group (7 persons))	5,278,929(4)(5)	63.04%

*less than 1%

 (1) Does not give effect to (a) options to purchase 182,000 shares of Common Stock granted to 18 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, (b) options to purchase an aggregate of 30,000 shares granted to a non-employee director pursuant to the 1998 Long-Term Incentive Plan of the Company, and (c) options to purchase an aggregate of 20,000 shares granted to the non-employee directors pursuant to the 2009 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 150,000, 30,000, 30,000 and 3,000 shares of Common Stock granted to Messrs. Danner, Melnick, Geisenheimer and James, respectively, as well as options to purchase 202,500 shares of Common Stock granted to a former director and 6 current employees, all of which are immediately exercisable.

(2) Based on the information contained in a Schedule 13G/A filed February 10, 2014. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. The general partner of La’Dadande Limited Partnership is La’Dadande Corp. Lawrence J. Goldstein is an individual investor, the sole managing member and sole owner of SMP Asset Management, LLC, a limited partner of La’Dadande Limited Partnership and President of La’Dadande Corp., and may be deemed to beneficially own these shares. Mr. Goldstein disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(4) Includes 4,339,334 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 4,799,059 shares of Common Stock, or 57.31% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	647,500	$2.22	798,000
Total	647,500	$2.22	798,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended
	December 31,
	2013	2012

Audit fees (1)	$92,500	$90,000
Audit related fees (2)	-	7,500
Tax fees (3)	14,991	22,700
All other fees	-	-

Total fees	$107,491	$120,200

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns, as well as assistance with an IRS audit and calculating an E&P estimate for 2013.

The engagement of CohnReznick LLP for the 2013 and 2012 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements – contained in Item 8:

(b)	Exhibits:

2	-	Copy of the Asset Purchase Agreement dated December 29, 1998. (1)
3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999. (3)
3(ii)	-	Copy of the Company’s By-Laws as amended April 27, 1987 and May 11, 1999. (5)
10-C	-	Copy of Company’s 1998 Long-Term Incentive Plan. (2)
10-D	-	Copy of Company’s 2009 Long-Term Incentive Plan. (6)
14	-	CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (4)
31.1*	-	Certification of Chief Executive Officer.
31.2*	-	Certification of Chief Financial Officer.
32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema Document
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to Registrant’s Report on Form 8-K dated January 19, 1999 (File No. 1-10825) and incorporated herein by reference thereto.
(2)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.
(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-08601) and incorporated herein by reference thereto.
(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (File No. 1-08601) and incorporated herein by reference thereto.
(5)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005 (File No. 1-08601) and incorporated herein by reference thereto.
(6)	Filed as an Exhibit to Registrant’s Definitive Statement on Schedule 14C filed October 22, 2010 (File No. 1-08601) and incorporated herein by reference thereto.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 21, 2014	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2014	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2014	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 21, 2014	By: /s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 21, 2014	By: /s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 21, 2014	By: /s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 21, 2014	By: /s/	Richard J. James
Richard J. James
Director