Form 10-Q
period 2014-03-31
CREDITRISKMONITOR COM INC
filed 2014-05-15
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

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
Common stock $.01 par value – 7,959,200 shares outstanding as of May 7, 2014.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,576,027	$6,649,432
Marketable securities	1,406,331	1,398,022
Accounts receivable, net of allowance	1,570,847	1,707,582
Other current assets	454,440	581,132

Total current assets	10,007,645	10,336,168

Property and equipment, net	415,308	422,682
Goodwill	1,954,460	1,954,460
Prepaid and other assets	50,799	23,653

Total assets	$12,428,212	$12,736,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,042,536	$6,692,052
Accounts payable	59,301	86,478
Accrued expenses	744,574	1,280,316

Total current liabilities	7,846,411	8,058,846

Deferred taxes on income	793,722	783,096
Other liabilities	4,784	5,099

Total liabilities	8,644,917	8,847,041

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,959,200 and 7,958,564 shares, respectively	79,592	79,585
Additional paid-in capital	28,991,213	28,958,648
Accumulated deficit	(25,287,510)	(25,148,311)

Total stockholders’ equity	3,783,295	3,889,922

Total liabilities and stockholders’ equity	$12,428,212	$12,736,963

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013

Operating revenues	$2,969,388	$2,865,507

Operating expenses:
Data and product costs	1,301,445	1,036,728
Selling, general and administrative expenses	1,746,410	1,734,728
Depreciation and amortization	56,672	35,436

Total operating expenses	3,104,527	2,806,892

Income (loss) from operations	(135,139)	58,615
Other income (expense), net	8,575	(6,361)

Income (loss) before income taxes	(126,564)	52,254
Provision for income taxes	12,628	20,651

Net income (loss)	$(139,192)	$31,603

Net income (loss) per share of common stock:

Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average number of common shares outstanding:

Basic	7,958,653	7,946,462
Diluted	7,958,653	8,260,233

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(139,192)	$31,603
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	56,672	35,436
Depreciation and amortization	(315)	83
Deferred rent	31,969	39,760
Stock-based compensation	10,626	--
Deferred income taxes	(8,309)	6,654
Unrealized (gain) loss on marketable securities	(596)	--
Tax benefit from stock option plans
Changes in operating assets and liabilities:
Accounts receivable	136,735	228,578
Other current assets	127,288	(327,663)
Prepaid and other assets	(27,146)	(26,832)
Deferred revenue	350,484	531,101
Accounts payable	(27,177)	20,570
Accrued expenses	(535,742)	(113,493)

Net cash provided by (used in) operating activities	(24,703)	425,797

Cash flows from investing activities:
Purchase of property and equipment	(49,298)	(10,374)

Net cash used in investing activities	(49,298)	(10,374)

Cash flows from financing activities:
Tax benefits from stock option plans	596	--

Net cash provided by financing activities	596	--

Net increase (decrease) in cash and cash equivalents	(73,405)	415,423
Cash and cash equivalents at beginning of period	6,649,432	6,422,458

Cash and cash equivalents at end of period	$6,576,027	$6,837,881

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2013 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

The Company has identified certain immaterial errors in previously issued financial statements for the years ended December 31, 2013 and 2012 related to an understatement of its tax provision and deferred tax liability in the amount of $146,240. The Company reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the errors to be immaterial to any prior period’s presentation. The accompanying Balance Sheet as of December 31, 2013 reflects the corrections of the aforementioned immaterial error.

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended March 31,
	2014	2013

Data and product costs	$2,945	$3,036
Selling, general and administrative expenses	29,024	36,724

	$31,969	$39,760

Index
(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2014 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of March 31, 2014 and December 31, 2013, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$6,576,027	$-	$-	$6,576,027	$6,649,432
Marketable securities	1,406,331	-	-	1,406,331	1,398,022

Total	$7,982,358	$-	$-	$7,982,358	$8,047,454

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2014 or December 31, 2013.

Index
(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

3 Months Ended
March 31,
2013

Weighted average number of common shares outstanding – basic	7,946,462
Potential shares exercisable under stock option plans	517,000
LESS: Shares which could be repurchased under treasury stock method	(203,229)

Weighted average number of common shares outstanding – diluted	8,260,233

Potential common shares of 276,116 related to the Company's outstanding stock options were excluded from the computation of diluted loss per share for the 3 months ended March 31, 2014 as inclusion of these shares would have been anti-dilutive.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that the economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2014 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2014.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31,	Dec. 31,
	2014	2013
Cash, cash equivalents and marketable securities	$7,982	$8,047
Accounts receivable, net	$1,571	$1,708
Working capital	$2,161	$2,277
Cash ratio	1.02	1.00
Quick ratio	1.22	1.21
Current ratio	1.28	1.28

The Company has invested some of its excess cash in debt instruments of the United States Government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2014, the Company had $7.98 million in cash, cash equivalents and marketable securities, a decrease of approximately $65,000 from December 31, 2013. The principal components of this net decrease for the last three months was $25,000 of cash used in operating activities and $49,000 of cash used to acquire property and equipment.

The Company’s cash used in operating activities was less than its net loss due primarily to the increase in deferred revenue. Additionally, the main component of current liabilities at March 31, 2014 is deferred revenue of $7.04 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company’s operating activities have been cash flow positive for the last 9 fiscal years and the Company has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended March 31,
	2014		2013
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,969,388	100.00%	$2,865,507	100.00%

Operating expenses:
Data and product costs	1,301,445	43.83%	1,036,728	36.18%
Selling, general and administrative expenses	1,746,410	58.81%	1,734,728	60.54%
Depreciation and amortization	56,672	1.91%	35,436	1.24%
Total operating expenses	3,104,527	104.55%	2,806,892	97.96%

Income (loss) from operations	(135,139)	(4.55%)	58,615	2.04%
Other income (expense), net	8,575	0.29%	(6,361)	(0.22%)

Income (loss) before income taxes	(126,564)	(4.26%)	52,254	1.82%
Provision for income taxes	(12,628)	(0.43%)	(20,651)	(0.72%)

Net income (loss)	$(139,192)	(4.69%)	$31,603	1.10%

Operating revenues increased $103,881, or 4%, for the three months ended March 31, 2014 compared to the first quarter of fiscal 2013. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $264,717, or 26%, for the first quarter of 2014 compared to the same period of fiscal 2013. This increase was due primarily to the higher cost of third-party content due to the purchase of additional data elements, higher salary and related employee benefits, including additional quality control personnel,  as well as the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced.

Selling, general and administrative expenses increased $11,682, or 1%, for the first quarter of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to higher salary and related employee benefits, as the result of increased headcount, higher rent expense due to the leasing of additional office space offset by lower professional and marketing fees.

Depreciation and amortization increased $21,236, or 60%, for the first quarter of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to the capitalization of leasehold improvements during the past 12 months associated with additional space leased at the Company’s corporate headquarters as well as the purchase of computer equipment.

Other income (expense), net increased $14,936 for first quarter of fiscal 2014 compared to the same period last year. This increase was due to a smaller negative mark-to-market adjustment recorded in this year’s first quarter.

Provision for income taxes decreased $8,023 for the first quarter of fiscal 2014 compared to the same period of fiscal 2013. This decrease was due to the Company being in a pre-tax loss position in 2014 versus a pre-tax income position in 2013 because of the reasons enumerated above.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will increase in dollar amount and as a percentage of revenues during the remainder of 2014 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses and data costs will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2014 and future periods because it expects to employ more development personnel on average compared to prior periods, obtain additional data and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are largely discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*
______
*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 15, 2014	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer