Form 10-Q
period 2014-06-30
CREDITRISKMONITOR COM INC
filed 2014-08-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to _____

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

Common stock $.01 par value – 8,025,867 shares outstanding as of August 8, 2014.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,390,831	$6,649,432
Marketable securities	1,393,590	1,398,022
Accounts receivable, net of allowance	1,304,905	1,707,582
Other current assets	776,815	581,132

Total current assets	10,866,141	10,336,168

Property and equipment, net	367,210	422,682
Goodwill	1,954,460	1,954,460
Prepaid and other assets	40,077	23,653

Total assets	$13,227,888	$12,736,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$6,972,478	$6,692,052
Accounts payable	75,634	86,478
Accrued expenses	1,417,657	1,280,316

Total current liabilities	8,465,769	8,058,846

Deferred taxes on income	725,615	783,096
Other liabilities	4,470	5,099

Total liabilities	9,195,854	8,847,041

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 7,959,200 and 7,958,564 shares, respectively	79,592	79,585
Additional paid-in capital	29,023,182	28,958,648
Accumulated deficit	(25,070,740)	(25,148,311)

Total stockholders’ equity	4,032,034	3,889,922

Total liabilities and stockholders’ equity	$13,227,888	$12,736,963

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	2014	2013

Operating revenues	$2,998,010	$2,933,752

Operating expenses:
Data and product costs	1,021,519	1,136,238
Selling, general and administrative expenses	1,657,116	1,652,682
Depreciation and amortization	57,240	35,117

Total operating expenses	2,735,875	2,824,037

Income from operations	262,135	109,715
Other income (expense), net	13,247	(36,069)

Income before income taxes	275,382	73,646
Provision for income taxes	(58,613)	(29,293)

Net income	$216,769	$44,353

Net income per share of common stock:

Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average number of common shares outstanding:

Basic	7,959,200	7,946,462
Diluted	8,211,239	8,231,872

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	2014	2013

Operating revenues	$5,967,398	$5,799,259

Operating expenses:
Data and product costs	2,322,964	2,172,966
Selling, general and administrative expenses	3,403,526	3,387,410
Depreciation and amortization	113,911	70,553

Total operating expenses	5,840,401	5,630,929

Income from operations	126,997	168,330
Other income (expense), net	21,822	(42,430)

Income before income taxes	148,819	125,900
Provision for income taxes	(71,241)	(49,944)

Net income	$77,578	$75,956

Net income per share of common stock:

Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:

Basic	7,958,926	7,946,462
Diluted	8,223,004	8,246,052

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$77,578	$75,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,911	70,553
Deferred income taxes	(57,481)	29,293
Deferred rent	(629)	285
Stock-based compensation	63,938	77,261
Unrealized loss on marketable securities	4,432	66,967
Tax benefit from stock option plans	(596)	--
Loss on retirement of fixed assets	97	259
Changes in operating assets and liabilities:
Accounts receivable	402,677	699,000
Other current assets	(195,087)	(179,413)
Prepaid and other assets	(16,424)	(16,981)
Deferred revenue	280,426	211,742
Accounts payable	(10,844)	74,081
Accrued expenses	137,341	(137,630)

Net cash provided by operating activities	799,339	971,373

Cash flows from investing activities:
Purchase of property and equipment	(58,536)	(95,839)

Net cash used in investing activities	(58,536)	(95,839)

Cash flows from financing activities:
Proceeds from exercise of stock options	596	--

Net cash provided by financing activities	596	--

Net increase in cash and cash equivalents	741,399	875,534
Cash and cash equivalents at beginning of period	6,649,432	6,422,458

Cash and cash equivalents at end of period	$7,390,831	$7,297,992

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of a full fiscal year.

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

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2014	2013	2014	2013

Data and product costs	$2,945	$3,036	$5,890	$6,072
Selling, general and administrative expenses	29,024	34,466	58,048	71,189

	$31,969	$37,502	$63,938	$77,261

Index
(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2014 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of June 30, 2014 and December 31, 2013, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$7,390,831	$-	$-	$7,390,831	$6,649,432
Marketable securities	1,393,590	-	-	1,393,590	1,398,022

Total	$8,784,421	$-	$-	$8,784,421	$8,047,454

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2014 or December 31, 2013.

Index
(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended June 30,		6 Months Ended June 30,
	2014	2013	2014	2013

Weighted average number of common shares outstanding – basic	7,959,200	7,946,462	7,958,926	7,946,462
Potential shares exercisable under stock option plans	444,500	460,500	471,750	488,750
LESS: Shares which could be repurchased under treasury stock method	(192,461)	(175,090)	(207,672)	(189,160)
Weighted average number of common shares outstanding – diluted	8,211,239	8,231,872	8,223,004	8,246,052

Potential common shares of 202,000 and 205,000 related to the Company's outstanding stock options were excluded from the computation of diluted income per share for the 3 months ended June 30, 2014 and 2013, respectively, as inclusion of these shares would have been anti-dilutive. For the 6 months ended June 30, 2014 and 2013, the computation of diluted net income per share excludes the effects of the assumed exercise of 175,250 and 176,750 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013

Cash, cash equivalents and marketable securities	$8,784	$8,047
Accounts receivable, net	$1,305	$1,708
Working capital	$2,400	$2,277
Cash ratio	1.04	1.00
Quick ratio	1.19	1.21
Current ratio	1.28	1.28

The Company has invested some of its excess cash in debt instruments of the United States government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2014, the Company had $8.78 million in cash, cash equivalents and marketable securities, an increase of approximately $737,000 from December 31, 2013. The principal component of this net increase for the last six months was the cash generated by operating activities of approximately $799,000.

Additionally, the main component of current liabilities at June 30, 2014 is deferred revenue of $6.97 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Results of Operations

	3 Months Ended June 30,
	2014		2013
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$2,998,010	100.00%	$2,933,752	100.00%

Operating expenses:
Data and product costs	1,021,519	34.07%	1,136,238	38.73%
Selling, general and administrative expenses	1,657,116	55.28%	1,652,682	56.33%
Depreciation and amortization	57,240	1.91%	35,117	1.20%
Total operating expenses	2,735,875	91.26%	2,824,037	96.26%

Income from operations	262,135	8.74%	109,715	3.74%
Other income (expense), net	13,247	0.44%	(36,069)	(1.23%)

Income before income taxes	275,382	9.18%	73,646	2.51%
Provision for income taxes	(58,613)	(1.96%)	(29,293)	(1.00%)

Net income	$216,769	7.22%	$44,353	1.51%

Operating revenues increased $64,258, or 2%, for the three months ended June 30, 2014 compared to the second quarter of fiscal 2013. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs decreased $114,719, or 10%, for the second quarter of 2014 compared to the same period of fiscal 2013. This decrease was due to a refund of $218,845 received on sales tax paid on third party content for the 3 years ended August 2013 partially offset by higher salary and related employee benefits, including additional quality control personnel, and the higher cost of third-party content due to the purchase of additional data elements. A further refund of $61,817 was received in July 2014. Going forward, the Company believes that its third-party content purchases will not be subject to sales tax.

Selling, general and administrative expenses increased $4,434, or 0.3%, for the second quarter of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to higher salary and related employee benefits, as the result of increased headcount, higher rent expense due to the leasing of additional office space and higher marketing expenses, partially offset by lower professional fees.

Depreciation and amortization increased $22,123, or 63%, for the second quarter of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to the capitalization of leasehold improvements during the past 12 months associated with additional space leased at the Company’s corporate headquarters as well as the purchase of computer equipment.

Other income (expense), net increased $49,316 for second quarter of fiscal 2014 compared to the same period last year. This increase was due to a smaller negative mark-to-market adjustment recorded in this year’s second quarter.

Provision for income taxes increased $29,320 for the second quarter of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to the Company having higher pre-tax income because of the reasons enumerated above.

Index
	6 Months Ended June 30,
	2014		2013
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$5,967,398	100.00%	$5,799,259	100.00%

Operating expenses:
Data and product costs	2,322,964	38.93%	2,172,966	37.47%
Selling, general and administrative expenses	3,403,526	57.03%	3,387,410	58.41%
Depreciation and amortization	113,911	1.91%	70,553	1.22%
Total operating expenses	5,840,401	97.87%	5,630,929	97.10%

Income from operations	126,997	2.13%	168,330	2.90%
Other income (expense), net	21,822	0.37%	(42,430)	(0.73%)

Income before income taxes	148,819	2.50%	125,900	2.17%
Provision for income taxes	(71,241)	(1.19%)	(49,944)	(0.86%)

Net income	$77,578	1.31%	$75,956	1.31%

Operating revenues increased $168,139, or 3%, for the six months ended June 30, 2014 compared to the first half of fiscal 2013. This overall revenue growth is due to an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $149,998, or 7%, for the first six months of 2014 compared to the same period of fiscal 2013. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, the higher cost associated with the outsourcing of certain data entry tasks, as more tasks have been outsourced, as well as the higher cost of third-party content due to the purchase of additional data elements, partially offset by a refund received on sales tax paid on third party content for the 3 years ended August 2013.

Selling, general and administrative expenses increased $16,116, or 0.5%, for the first six months of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to higher salary and related employee benefits, as the result of increased headcount, and higher rent expense due to the leasing of additional office space, partially offset by lower professional and marketing fees.

Depreciation and amortization increased $43,358, or 61%, for the first six months of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to the capitalization of leasehold improvements during the past 12 months associated with additional space leased at the Company’s corporate headquarters as well as the purchase of computer equipment.

Other income (expense), net increased $64,252 for the first six months of fiscal 2014 compared to the same period last year. This increase was due to a smaller negative mark-to-market adjustment recorded in 2014.

Provision for income taxes increased $21,297 for the first six months of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to the Company having higher pre-tax income because of the reasons enumerated above.

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 14, 2014	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer