Form 10-Q
period 2014-09-30
CREDITRISKMONITOR COM INC
filed 2014-11-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

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
Common stock $.01 par value – 8,025,867 shares outstanding as of November 5, 2014.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,559,836	$6,649,432
Marketable securities	1,387,433	1,398,022
Accounts receivable, net of allowance	1,764,908	1,707,582
Other current assets	738,841	581,132

Total current assets	11,451,018	10,336,168

Property and equipment, net	343,083	422,682
Goodwill	1,954,460	1,954,460
Prepaid and other assets	34,404	23,653

Total assets	$13,782,965	$12,736,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,204,211	$6,692,052
Accounts payable	148,309	86,478
Accrued expenses	1,531,129	1,280,316

Total current liabilities	8,883,649	8,058,846

Deferred taxes on income	705,492	783,096
Other liabilities	3,638	5,099

Total liabilities	9,592,779	8,847,041

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 8,025,867 and 7,958,564 shares, respectively	80,258	79,585
Additional paid-in capital	29,054,486	28,958,648
Accumulated deficit	(24,944,558)	(25,148,311)

Total stockholders’ equity	4,190,186	3,889,922

Total liabilities and stockholders’ equity	$13,782,965	$12,736,963

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013

Operating revenues	$3,084,640	$3,014,156

Operating expenses:
Data and product costs	1,165,970	1,075,271
Selling, general and administrative expenses	1,614,332	1,578,149
Depreciation and amortization	54,108	46,943

Total operating expenses	2,834,410	2,700,363

Income from operations	250,230	313,793
Other income (expense), net	(5,721)	4,260

Income before income taxes	244,509	318,053
Provision for income taxes	(118,328)	(126,506)

Net income	$126,181	$191,547

Net income per share of common stock:

Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:

Basic	8,025,867	7,956,557
Diluted	8,280,216	8,252,541

See accompanying condensed notes to financial statements.

Index

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013

Operating revenues	$9,052,038	$8,813,415

Operating expenses:
Data and product costs	3,488,934	3,248,237
Selling, general and administrative expenses	5,017,858	4,965,559
Depreciation and amortization	168,019	117,496

Total operating expenses	8,674,811	8,331,292

Income from operations	377,227	482,123
Other income (expense), net	16,101	(38,170)

Income before income taxes	393,328	443,953
Provision for income taxes	(189,569)	(176,450)

Net income	$203,759	$267,503

Net income per share of common stock:
	$0.03	$0.03
Basic	$0.02	$0.03
Diluted

Weighted average number of common shares outstanding:
Basic	7,981,240	7,949,827
Diluted	8,242,075	8,248,215

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$203,759	$267,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,019	117,496
Deferred income taxes	(77,604)	--
Deferred rent	(1,461)	223
Stock-based compensation	95,907	112,858
Unrealized loss on marketable securities	24,797	77,363
Loss on retirement of fixed assets	97	259
Tax benefit from stock option plans	(596)	(10,539)
Changes in operating assets and liabilities:
Accounts receivable	(57,326)	714,073
Other current assets	(157,113)	(23,677)
Prepaid and other assets	(10,751)	(12,088)
Deferred revenue	512,159	(461,409)
Accounts payable	61,831	32,865
Accrued expenses	250,814	(7,014)

Net cash provided by operating activities	1,012,532	807,913

Cash flows from investing activities:
(Purchase) sale of marketable securities	(14,208)	225,457
Purchase of property and equipment	(88,517)	(241,971)

Net cash used in investing activities	(102,725)	(16,514)

Cash flows from financing activities:
Proceeds from exercise of stock options	1	6,500
Tax benefit from stock option plans	596	10,539

Net cash provided by financing activities	597	17,039

Net increase in cash and cash equivalents	910,404	808,438
Cash and cash equivalents at beginning of period	6,649,432	6,422,458

Cash and cash equivalents at end of period	$7,559,836	$7,230,896

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of a full fiscal year.

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

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2014	2013	2014	2013

Data and product costs	$2,945	$2,971	$8,835	$9,042
Selling, general and administrative expenses	29,024	32,626	87,072	103,816

	$31,969	$35,597	$95,907	$112,858

Index
(3)	Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2014 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on our future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of September 30, 2014 and December 31, 2013, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$7,559,836	$-	$-	$7,559,836	$6,649,432
Marketable securities	1,387,433	-	-	1,387,433	1,398,022

Total	$8,947,269	$-	$-	$8,947,269	$8,047,454

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2014 or December 31, 2013.

Index
(5)	Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended September 30,		9 Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding – basic	8,025,867	7,956,557	7,981,240	7,949,827
Potential shares exercisable under stock option plans	444,500	514,000	462,667	497,166
LESS: Shares which could be repurchased under treasury stock method	(190,151)	(218,016)	(201,832)	(198,778)

Weighted average number of common shares outstanding – diluted	8,280,216	8,252,541	8,242,075	8,248,215

Potential common shares of 202,000 and 148,500 related to the Company's outstanding stock options were excluded from the computation of diluted income per share for the 3 months ended September 30, 2014 and 2013, respectively, as inclusion of these shares would have been anti-dilutive. For the 9 months ended September 30, 2014 and 2013, the computation of diluted net income per share excludes the effects of the assumed exercise of 184,167 and 167,333 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Our strategic priorities and plans for 2014 and beyond are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2014.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$8,947	$8,047
Accounts receivable, net	$1,765	$1,708
Working capital	$2,567	$2,277
Cash ratio	1.01	1.00
Quick ratio	1.21	1.21
Current ratio	1.29	1.28

The Company has invested some of its excess cash in debt instruments of the United States government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2014, the Company had $8.95 million in cash, cash equivalents and marketable securities, an increase of approximately $900,000 from December 31, 2013. The principal component of this net increase for the last nine months was the cash generated by operating activities of approximately $1.01 million.

Additionally, the main component of current liabilities at September 30, 2014 is deferred revenue of $7.20 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Results of Operations

	3 Months Ended September 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,084,640	100.00%	$3,014,156	100.00%

Operating expenses:
Data and product costs	1,165,970	37.80%	1,075,271	35.67%
Selling, general and administrative expenses	1,614,332	52.33%	1,578,149	52.36%
Depreciation and amortization	54,108	1.75%	46,943	1.56%
Total operating expenses	2,834,410	91.88%	2,700,363	89.59%

Income from operations	250,230	8.12%	313,793	10.41%
Other income (expense), net	(5,721)	(0.19)%	4,260	0.14%

Income before income taxes	244,509	7.93%	318,053	10.55%
Provision for income taxes	(118,328)	(3.84)%	(126,506)	(4.20)%

Net income	$126,181	4.09%	$191,547	6.35%

Operating revenues increased $70,484, or 2%, for the three months ended September 30, 2014 compared to the third quarter of fiscal 2013. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $90,699, or 8%, for the third quarter of 2014 compared to the same period of fiscal 2013. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, and the higher cost of third-party content due to the purchase of additional data elements.

Selling, general and administrative expenses increased $36,183, or 2%, for the third quarter of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to higher salary and related employee benefits, as the result of increased headcount, partially offset by lower professional fees.

Depreciation and amortization increased $7,165, or 15%, for the third quarter of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to the purchase of computer equipment.

Other income (expenses), net decreased $9,981 for third quarter of fiscal 2014 compared to the same period last year. This decrease was due to a greater negative mark-to-market adjustment recorded in this year’s third quarter.

Provision for income taxes decreased $8,178 for the third quarter of fiscal 2014 compared to the same period of fiscal 2013. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

Index
	9 Months Ended September 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$9,052,038	100.00%	$8,813,415	100.00%

Operating expenses:
Data and product costs	3,488,934	38.54%	3,248,237	36.86%
Selling, general and administrative expenses	5,017,858	55.43%	4,965,559	56.34%
Depreciation and amortization	168,019	1.86%	117,496	1.33%
Total operating expenses	8,674,811	95.83%	8,331,292	94.53%

Income from operations	377,227	4.17%	482,123	5.47%
Other income (expense), net	16,101	0.18%	(38,170)	(0.43)%

Income before income taxes	393,328	4.35%	443,953	5.04%
Provision for income taxes	(189,569)	(2.10)%	(176,450)	(2.00)%

Net income	$203,759	2.25%	$267,503	3.04%

Operating revenues increased $238,623, or 3%, for the nine months ended September 30, 2014 compared to the same period of fiscal 2013. This overall revenue growth is due to an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service attributable to lower usage by subscribers.

Data and product costs increased $240,697, or 7%, for the first nine months of 2014 compared to the same period of fiscal 2013. This increase was due primarily to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost of third-party content due to the purchase of additional data elements, partially offset by the refunds received on sales tax paid on third party content that covered the 45 month period ended May 2014.

Selling, general and administrative expenses increased $52,299, or 1%, for the first nine months of fiscal 2014 compared to the same period of fiscal 2013. This increase was primarily due to higher salary and related employee benefits, partially offset by lower professional fees.

Depreciation and amortization increased $50,523, or 43%, for the first nine months of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to the capitalization of leasehold improvements during the 2nd and 3rd quarters of 2013 associated with additional space leased at the Company’s corporate headquarters as well as the purchase of computer equipment.

Other income (expense), net increased $54,271 for the first nine months of fiscal 2014 compared to the same period last year. This increase was due to a smaller negative mark-to-market adjustment recorded in 2014.

Provision for income taxes increased $13,119 for the first nine months of fiscal 2014 compared to the same period of fiscal 2013. This increase was due to the Company having higher permanent differences related to stock options that increased taxable income in 2014 compared to 2013.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Condensed Notes to Financial Statements.*
______
*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2014	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer