Form 10-K
period 2014-12-31
CREDITRISKMONITOR COM INC
filed 2015-03-27
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was $8,679,813. The Company’s common stock is traded on the OTC Markets. There were 8,055,365 shares of common stock $.01 par value outstanding as of March 9, 2015.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CRMZ”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2015.

Overview

CRMZ was organized in Nevada in February 1977 and was engaged in the development and sale of nutritional food products from 1982 until October 22, 1993, when it sold substantially all of its assets, as previously reported. Effective January 19, 1999, the Company acquired the assets of the CreditRisk Monitor credit information service (“CM Service”) from Market Guide Inc.  Following the closing of the CM Service purchase, the Company commenced doing business under the name “CreditRiskMonitor.com”.

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

CRMZ (see our website at www.crmz.com) is an Internet-based publisher of financial information, designed to save time for busy professionals. The Company publishes comprehensive commercial credit reports covering public companies worldwide. The reports feature detailed analysis of financial statements, including ratio analysis and trend reports, and peer analyses. To save subscribers time, the reports offer the Company’s proprietary FRISK® scores (a measure of financial distress tied to the probability of bankruptcy), as well as the well-known Altman Z” default scores, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) issuer ratings. Covering U.S. banks, reports include Institutional Risk Analytics (“IRA”) Counterparty Quality scores and financial data from the Federal Financial Institutions Examination Council (“FFIEC”) Call Reports. Additionally, the reports include company background information, trade payment reports, as well as public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. For additional time-savings, the Company’s service uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score reports, credit limit alerts, financial statement updates, SEC filings and ratings changes. All news items are filtered to assure the stories have financial relevance.

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

Some of the Company’s subscribers use the service for managing the financial risk of relationships with suppliers and/or “counter-parties” with whom they both buy and sell. Strategic planning is another use of the Company’s service. In the last recession, risks to the “supply chain” became prominent and a renewed focus of management concern. Companies were reminded that while the financial distress of a single important customer might jeopardize a large receivable associated with that account, the financial distress of a single important supplier can shut down an entire factory and jeopardize a company’s entire revenue stream. The Company’s revenue from subscribers who have added the procurement function to their list of users, and new subscribers whose use is entirely about “supply chain”, is a small but growing percentage of total revenue.

Dun & Bradstreet, Inc. (“D&BTM”), our major competitor, has disclosed that it generated approximately $691.7 million from its Risk Management Solutions business (i.e., credit information services revenue) in North America for 2014, which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CRMZ’s annual fixed-price subscription service represented over 98% of its fiscal 2014 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2014 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

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

The Fundamental Service features the Company’s proprietary credit score, the “FRISK®” score. This proprietary score indicates financial distress, by predicting the probability of bankruptcy within the next 12 months. It provides clients with a fast, consistent method for identifying those companies at greatest risk. The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 7,000 companies over a multi-year period and continually monitored by the Company. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2014, the Fundamental Service covered over 58,000 public companies worldwide, totaling approximately $63 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $87 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

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

(2)	Single credit reports on any of the over 58,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

(3)	Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CRMZ through affiliations with third-party suppliers and sold to CRMZ subscribers.

The viability and potential of CRMZ’s business is made possible by the following characteristics:

•	Low price. The prices of CRMZ’s services are low compared to a subscriber’s possible losses from not getting paid, and are low compared to the cost of most competitive credit report products.

•	Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CRMZ. CRMZ’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2014 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $19.5 trillion. This was down from the peak value of $58.2 trillion at the end of 2007 and from $24.3 trillion at the end of 2013. To put this in perspective, in 2013 the world GDP was $87 trillion, and the market value of all worldwide domestic equity at December 31, 2014 was approximately $63.5 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Volatility in most markets has remained high, despite signs of modest growth in some major countries. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CRMZ’s service.

•	Recurring revenue stream. The recurring annual revenue stream of its subscription fee model gives the Company stability not found in a one-time sale product-based company.

•	Profit multiplier. Some of the Company’s basic costs are being reduced. On a broad generic basis, the prices of computer hardware, software and telecommunications have been coming down for all buyers, including CRMZ. In addition, CRMZ has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs, apart from the development cost of enhancing and upgrading the Company’s website, are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content of CRMZ’s services if the Company chooses to increase content and not raise its prices to cover these additional costs.

•	Self financing. CRMZ’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital.

•	Management. CRMZ has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company’s Goals

•	Growth in U.S. market share. Faced with a dominant U.S. competitor, D&BTM, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while many others who are aware of CRMZ have not evaluated its service.

•	International penetration. Foreign companies doing business within the U.S. or other foreign countries may have the same need as domestic companies for CRMZ’s credit analysis of U.S. and foreign companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CRMZ’s service.

•	Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality and content. Also, revenue per client should increase over time as the Company sells additional passwords to existing clients.

•	Lowest cost provider. CRMZ’s sourcing, analysis and preparation of data into a usable form is highly automated. CRMZ delivers all of its information to customers via the Internet and there is automation between the sourcing of data and delivery of a company credit report to a subscriber. Because of this automation, CRMZ’s production costs are relatively stable over a wide range of increasing revenue. Management believes CRMZ’s cost structure is one of the lowest in its industry.

•	High margins and return on investment. The Company foresees declining unit costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company has lower sales expenses for customer renewals than for new sales, and the Company expects that its renewal revenue will continue to grow to be a larger share of total revenue each year. All these naturally occurring unit cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company’s in-place fixed costs.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that save busy professionals time, at a cost significantly below that of reports from the leading provider (price comparison as of January 29, 2015). Because D&BTM has the largest share of the commercial credit market, their flagship product, the Business Information Report (“BIR”), is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CRMZ employs several different selling strategies to deliver this value to different customer segments:

•	Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CRMZ service provides this critical benefit. CRMZ believes that its reports and monitoring of public companies, having aggregate revenues of approximately $63 trillion, are superior in this way to competitive products or services in that the CRMZ service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® scores, ratings from Moody’s, S&P and Fitch, CQ scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness.

•	The Company’s customers typically have contracts with D&BTM. Traditionally, D&BTM sold their customers prepaid units and/or reports (“units”) on an annual basis, which they could then use to buy D&BTM products throughout the year. In 2005, the Company became aware that D&BTM had also begun selling some part of its service on a “fixed-price” basis for “virtually unlimited usage”, and in 2006, D&BTM expanded this practice under the trade name “DNBi”. It appears that these contracts offer a fixed price for usage of D&BTM information within a wide range of amounts, the upper end of which is a multiple of the customer’s current usage. D&BTM attempts to maintain or increase its total annual charges to each DNBi customer, and these charges are generally many times more than comparable CRMZ fees. At the same time, D&BTM attempts to bind its customers to multi-year agreements, so as to blunt the customer’s ability to reduce its D&BTM costs over several years. Since its introduction through the end of 2009, the DNBi strategy seems to have been both useful for D&B™ and without obvious negative impact on the Company, suggesting an expansionary effect on the U.S. market for credit risk information. The Company cannot predict the future effectiveness of D&BTM’s strategy much less whether D&BTM will find this DNBi pricing can lead to sustainable revenue increases over multiple years. To date, the tactic has not significantly diminished the Company’s ability to win new customers. The best practice that CRMZ recommends to its subscription customers is to always search CRMZ’s database first (which does not incur any incremental expense to them) and, if they have purchased a traditional D&B™ unit-based plan, to save their expensive D&BTM units for decisions concerning those privately-held businesses where CRMZ may have little or no information. Likewise, users of the “DNBi” service have reported to CRMZ that it is wise to conserve unit usage even with a “DNBi” contract, because high usage levels seem to become a pretext for D&B™ to seek large price increases in future years. According to the Company’s research, the great majority of CreditRiskMonitor customers continue to report saving money as a result of using the CRMZ service.

•	For low-volume customers, CRMZ sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet. Although D&BTM also sells single reports on the Internet, they impose a complicated pricing schedule, in which the price of a specific company report depends on both the customer’s home country and the home country of the company about which they are inquiring. Their “flagship” report is the D&BTM Business Information Report, whose price can range from $122 to $631. This competitor’s approach is apparently designed to protect its legacy revenue streams from the pre-Internet era, when charging large cross-border premiums could be justified to some extent by the increased production costs of producing and delivering reports across boundaries. In contrast, CRMZ was designed from the ground up to be a worldwide provider of commercial credit reports over the Internet, and is not similarly constrained by legacy systems. Consequently, CRMZ’s value advantage is even more apparent when customers compare the costs of cross-border report purchases.

Employees

As of March 9, 2015, the Company had 75 full-time and 4 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company has adopted stock option plans in 1998 and 2009 that cover its employees.

ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 12,300 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2015 and provides for an aggregate total monthly cost of $14,200, plus an allocated portion of real estate taxes, insurance and common area maintenance. The Company is considering a renewal of this lease among other alternatives and believes it will have a replacement lease in place before the expiration date of the current lease.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is listed on the OTC Markets OTCQX U.S. Premier, which is the highest tier of the OTC market, reserved exclusively for companies meeting the highest financial standards and that have undergone a thorough qualitative review. The following table sets forth the high and low closing bid quotations reported on the OTCQX U.S. Premier for each calendar quarter of 2013 and 2014. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2013
First Quarter	$4.05	$2.95
Second Quarter	$3.25	$2.35
Third Quarter	$3.67	$2.25
Fourth Quarter	$3.50	$2.40

2014
First Quarter	$3.05	$2.25
Second Quarter	$2.90	$2.20
Third Quarter	$3.00	$2.16
Fourth Quarter	$2.75	$2.05

On March 9, 2015, there were approximately 227 registered holders of the Company’s Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2014, the Company paid a cash dividend of $0.05 per share on its Common Stock on November 28, 2014; in fiscal 2013, the Company paid a cash dividend of $0.05 per share on its Common Stock on November 22, 2013.

The Company did not repurchase any of its common stock during the fourth quarter of 2014.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

Despite the continued strengthening of the U.S. economy, the continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our clients’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2015 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2015.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Cash, cash equivalents and marketable securities	$8,893	$8,047
Accounts receivable, net	$2,079	$1,708
Working capital	$2,507	$2,277
Cash ratio	0.99	1.00
Quick ratio	1.22	1.21
Current ratio	1.28	1.28

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2014, the Company had $8.89 million in cash, cash equivalents and marketable securities, an increase of approximately $845,000 from December 31, 2013. The reason for this increase was that cash generated by operating activities for the last 12 months ($1,329,000) exceeded the cash used for the purchase of fixed assets ($136,000) and the payment of the dividend to shareholders in November 2014 ($402,000).

The Company’s cash generated by operating activities significantly exceeded its net income due primarily to non-cash expenses (e.g., depreciation and stock-based compensation). Additionally, the main component of current liabilities at December 31, 2014 is deferred revenue of $7.61 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash, cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for 9 of the last 10 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or if it were to license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

As described more fully in Note 9 of the Notes to Financial Statements, at December 31, 2014 the Company had certain cash obligations, which are due as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$105,863	$103,311	$2,552	-	-

Total	$105,863	$103,311	$2,552	-	-

Off-Balance Sheet Arrangements

The Company is not a party to any other off-balance sheet arrangements.

Results of Operations

2014 vs. 2013

	Year Ended December 31,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$12,203,526	100.00%	$11,837,211	100.00%

Operating expenses:
Data and product costs	4,721,114	38.69%	4,438,542	37.50%
Selling, general and administrative expenses	6,568,885	53.83%	6,611,687	55.85%
Depreciation and amortization	221,452	1.81%	168,080	1.42%
Total operating expenses	11,511,451	94.33%	11,218,309	94.77%

Income from operations	692,075	5.67%	618,902	5.23%
Other income (expense), net	17,127	0.14%	(38,560)	(0.33%)

Income before income taxes	709,202	5.81%	580,342	4.90%
Provision for income taxes	(338,648)	(2.78%)	(286,770)	(2.42%)

Net income	$370,554	3.03%	$293,572	2.48%

Operating revenues increased approximately $336,315, or 3%, for fiscal 2014 over the prior year. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $282,572, or 6%, for fiscal 2014. This increase was primarily due to higher salary and related employee benefits, including additional quality control personnel, as well as the higher cost of third-party content due to the purchase of additional data elements, partially offset by the refunds received on sales tax paid on third party content that covered the 45 month period ended May 2014.

Selling, general and administrative expenses decreased $42,802, or 1%, for fiscal 2014. This decrease was primarily due to lower professional fees partially offset by higher salary and related employee benefits.

Depreciation and amortization increased $53,372, or 32%, for fiscal 2014. This increase was due to the capitalization of leasehold improvements during the 2nd and 3rd quarters of 2013 associated with additional space leased at the Company’s corporate headquarters as well as the purchase of computer equipment.

Other income (expense), net increased $55,687 for fiscal 2014, primarily due to the smaller negative mark-to-market adjustment recorded in 2014.

Provision for income taxes increased $51,878 due to the Company having higher pre-tax income because of the reasons enumerated.

2013 vs. 2012

	Year Ended December 31,
	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$11,837,211	100.00%	$11,062,619	100.00%

Operating expenses:
Data and product costs	4,438,542	37.50%	3,731,218	33.73%
Selling, general and administrative expenses	6,611,687	55.85%	6,206,917	56.11%
Depreciation and amortization	168,080	1.42%	150,069	1.35%
Total operating expenses	11,218,309	94.77%	10,088,204	91.19%

Income from operations	618,902	5.23%	974,415	8.81%
Other income (expense), net	(38,560)	(0.33%)	21,945	0.20%

Income before income taxes	580,342	4.90%	996,360	9.01%
Provision for income taxes	(286,770)	(2.42%)	(466,543)	(4.22%)

Net income	$293,572	2.48%	$529,817	4.79%

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

Provision for income taxes decreased $179,773 due to the Company having lower pre-tax income because of the reasons enumerated.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2015 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2015 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2014 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity and cash flows for the years then ended. CreditRiskMonitor.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2014 and 2013, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ CohnReznick LLP

Jericho, New York
March 27, 2015

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$7,529,468	$6,649,432
Marketable securities	1,363,439	1,398,022
Accounts receivable, net of allowance of $30,000	2,078,710	1,707,582
Other current assets	516,585	581,132

Total current assets	11,488,202	10,336,168

Property and equipment, net	337,339	422,682
Goodwill	1,954,460	1,954,460
Other assets	23,682	23,653

Total assets	$13,803,683	$12,736,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,612,836	$6,692,052
Accounts payable	137,258	86,478
Accrued expenses	1,230,966	1,280,316

Total current liabilities	8,981,060	8,058,846

Deferred taxes on income	743,691	783,096
Other liabilities	2,546	5,099

Total liabilities	9,727,297	8,847,041

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 8,055,365 and 7,958,564 shares, respectively	80,553	79,585
Additional paid-in capital	29,176,040	28,958,648
Accumulated deficit	(25,180,207)	(25,148,311)

Total stockholders’ equity	4,076,386	3,889,922

Total liabilities and stockholders’ equity	$13,803,683	$12,736,963

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2014 and 2013

	2014	2013

Operating revenues	$12,203,526	$11,837,211

Operating expenses:
Data and product costs	4,721,114	4,438,542
Selling, general and administrative expenses	6,568,885	6,611,687
Depreciation and amortization	221,452	168,080

Total operating expenses	11,511,451	11,218,309

Income from operations	692,075	618,902
Other income (expense), net	17,127	(38,560)

Income before income taxes	709,202	580,342
Provision for income taxes	(338,648)	(286,770)

Net income	$370,554	$293,572

Net income per share:
Basic	$0.05	$0.04
Diluted	$0.04	$0.04

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2013	7,946,462	$79,464	$28,795,496	$(25,043,948)	$3,831,012

Net income	-	-	-	293,572	293,572
Cash dividend paid	-	-	-	(397,935)	(397,935)
Exercise of stock options	12,102	121	6,379	-	6,500
Stock-based compensation	-	-	146,234	-	146,234
Tax benefit from stock option plans	-	-	10,539	-	10,539

Balance December 31, 2013	7,958,564	79,585	28,958,648	(25,148,311)	3,889,922

Net income	-	-	-	370,554	370,554
Cash dividend paid	-	-	-	(402,450)	(402,450)
Exercise of stock options	96,801	968	(917)	-	51
Stock-based compensation	-	-	125,519	-	125,519
Tax benefit from stock option plans	-	-	92,790	-	92,790

Balance December 31, 2014	8,055,365	$80,553	$29,176,040	$(25,180,207)	$4,076,386

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net income	$370,554	$293,572
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(39,405)	93,742
Depreciation	221,452	168,080
Stock-based compensation	125,519	146,234
Unrealized loss on marketable securities	38,093	90,218
Deferred rent	(2,553)	(91)
Loss on retirement of fixed assets	96	259
Tax benefits from stock option plans	(92,790)	(10,539)
Changes in operating assets and liabilities:
Accounts receivable, net	(371,128)	68,569
Other current assets	157,337	(21,755)
Other assets	(29)	(1,683)
Deferred revenue	920,784	(286,745)
Accounts payable	50,780	42,381
Accrued expenses	(49,350)	118,818

Net cash provided by operating activities	1,329,360	701,060

Cash flows from investing activities:
(Purchase) sale of marketable securities	(3,510)	237,393
Purchase of property and equipment	(136,205)	(330,583)

Net cash used in investing activities	(139,715)	(93,190)

Cash flows from financing activities:
Dividend paid to stockholders	(402,450)	(397,935)
Proceeds from exercise of stock options	51	6,500
Tax benefit from stock option plans	92,790	10,539

Net cash used in financing activities	(309,609)	(380,896)

Net increase in cash and cash equivalents	880,036	226,974
Cash and cash equivalents at beginning of year	6,649,432	6,422,458

Cash and cash equivalents at end of year	$7,529,468	$6,649,432

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$246,195	$250,600

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2014 and 2013 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2014, management believes no impairment of long-lived assets has occurred.

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

Income Per Share

Income per share is computed under the provisions of ASC 260, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2014 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 10).

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

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2014 and 2013, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

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

See Note 7 for more information regarding the Company’s stock compensation plans.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2014 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2014 and 2013.

NOTE 3 – CORRECTIONS OF IMMATERIAL ERRORS

The Company identified the following immaterial errors in its previously issued audited financial statements as of and for the year ended December 31, 2013:

•	The provision for income taxes ($48,241), deferred tax asset ($146,240) and accumulated deficit ($146,240) were understated due to the non-deductibility of a portion of stock-based compensation for tax purposes.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The errors in the accounting for the above items resulted in an understatement of provision for income taxes of $48,241 and an overstatement of net income of $48,241 for the year ended December 31, 2013. The cumulative adjustments to correct the errors in the financial statements for all periods prior to January 1, 2013 have been recorded as adjustments to accumulated deficit at December 31, 2012. The cumulative effect of those adjustments increased previously reported accumulated deficit by $97,999.

The following tables present the summary impacts of the correction of immaterial errors to our previously reported accumulated deficit at December 31, 2012 and net income for the year ended December 31, 2013:

Accumulated deficit at December 31, 2012 – as previously reported	$(24,945,949)
Adjustment	(97,999)
Accumulated deficit at January 1, 2013 – as corrected	$(25,043,948)

For the Year Ended December 31, 2013

Net income – as previously reported	$341,813
Adjustment	(48,241)
Net income – as corrected	$293,572

The Company reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Financial Statements” (“SAB 108”) and determined the impact of the errors to be immaterial to any prior period’s presentation. The accompanying 2013 audited financial statements reflect the corrections of the aforementioned immaterial errors.

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2014	2013

Cash	$756,691	$498,249
Money market funds	6,772,777	6,151,183

	$7,529,468	$6,649,432

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320. Accordingly, the Company classifies its marketable securities at acquisition as either: (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under ASC 320. The related unrealized gains/(losses) are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2014 and 2013 are summarized as follows:

	Adjusted Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2014:
U.S. Treasury Note, due 11/15/2015	$1,210,503	$--	$(95,047)	$1,115,456
Marketable equity security	268,014	--	(20,031)	247,983
	$1,478,517	$--	$(115,078)	$1,363,439

2013:
U.S. Treasury Note, due 11/15/2015	$1,210,503	$--	$(51,540)	$1,158,963
Marketable equity security	264,504	--	(25,445)	239,059
	$1,475,007	$--	$(76,985)	$1,398,022

NOTE 6 - INCOME TAXES

Historically, the Company generated net operating loss (“NOL”) carryforwards for income tax purposes, which were available for carryforward against future taxable income. As of December 31, 2012, the Company had fully utilized its Federal NOL carryforwards.

The Company’s income tax expense consisted of the following:

	2014	2013

Current:
Federal	$294,520	$148,098
State	83,532	44,931
Deferred:
Federal	(31,524)	73,128
State	(7,880)	20,613

	$338,648	$286,770

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense for 2014 and 2013 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:
	2014	2013

Computed "expected" expense	$241,129	$197,316
Permanent differences	41,612	52,047
State and local income tax expense	49,930	36,258
AMT credit	--	(18,084)
True-up of deferred taxes	5,977	8,029
Other	--	11,204

Income tax expense	$338,648	$286,770

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax assets:
Stock option expense	$29,012	$22,787
Accrued vacation	35,378	50,612
Mark-to-market	55,132	39,936
Other	30,866	23,650

Total deferred tax assets	150,388	136,985

Deferred tax liabilities:
Goodwill amortization	(777,965)	(772,282)
Fixed asset depreciation	(116,114)	(147,799)

Total deferred tax liabilities	(894,079)	(920,081)

Net deferred tax assets/(liabilities)	$(743,691)	$(783,096)

NOTE 7 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2014, 809,000 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2014, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options and Stock Appreciation Rights

At December 31, 2014, the Company has two stock option plans: the 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”).

The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,500,000 shares of common stock. No stock options may be granted under this Plan after May 11, 2009. At December 31, 2014, there were options outstanding for 292,500 shares of common stock under this plan.

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

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,000,000 shares of common stock. At December 31, 2014, there were options outstanding for 191,000 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2014 and 2013, nor are there any stock appreciation rights outstanding at December 31, 2014 and 2013.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2014 and 2013 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2013	665,500	$2.1983
Exercised	(15,000)	1.0000
Forfeited	(3,000)	3.0100
Granted	--	--

Outstanding at December 31, 2013	647,500	$2.2223
Exercised	(153,000)	1.0147
Forfeited	(11,000)	6.8645
Granted	--	--

Outstanding at December 31, 2014	483,500	$2.4988

As of December 31, 2014, there were 809,000 shares of common stock reserved for the granting of additional options.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2014	2013

Data and product costs	$11,780	$11,987
Selling, general and administrative costs	113,739	134,247

	$125,519	$146,234

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

No options were granted during the years ended December 31, 2014 and 2013.

The Company issues new shares upon the exercise of options.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about the Company’s stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - $ 1.20	182,500	0.40	$1.0000	182,500	$1.0000
$1.21 - $ 2.40	110,000	1.36	$1.6673	80,000	$1.4000
$2.41 - $ 3.99	52,500	7.53	$3.0100	-	-
$4.00 - $ 7.25	138,500	5.45	$4.9404	-	-

	483,500	2.84	$2.4988	262,500	$1.1219

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $2.50 as of December 31, 2014, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2014 and 2013 was $365,350 and $1,064,315, respectively.

As of December 31, 2014, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $433,370. This cost will be amortized on a straight-line basis over a weighted average term of 3.57 years and will be adjusted for subsequent changes in estimated forfeitures.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2014	2013

Computer equipment and software	$1,098,832	$1,058,332
Furniture and fixtures	222,894	212,614
Leasehold improvements	168,433	163,995
Capital lease	90,043	90,043
	1,580,202	1,524,984
Less accumulated depreciation and amortization	(1,242,863)	(1,102,302)

	$337,339	$422,682

NOTE 9 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires on July 31, 2015. Rental expenses under operating leases were $291,239 and $267,530 for the years ended December 31, 2014 and 2013, respectively.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Future minimum lease payments for noncancelable operating leases at December 31, 2014 are as follows:

Operating Leases

2015	$103,311
2016	2,042
2017	510

Total minimum lease payments	$105,863

NOTE 10 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2014	2013

Net income	$370,554	$293,572

Weighted average common shares outstanding – basic	7,996,382	7,952,011
Potential shares exercisable under stock option plans	433,125	497,625
LESS: Shares which could be repurchased under treasury stock method	(193,521)	(204,315)
Weighted average common shares outstanding – diluted	8,235,986	8,245,321

Net income per share:
Basic	$0.05	$0.04
Diluted	$0.04	$0.04

For fiscal 2014 and 2013, the computation of diluted net income per share excludes the effects of the assumed exercise of 188,625 and 148,500 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.

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

Name	Age	Principal Occupation/ Position Held with Company	Officer or Director Since
Jerome S. Flum	74	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	58	President/Chief Operating Officer	2005
Lawrence Fensterstock	64	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	73	Director	2005
Jeffrey S. Geisenheimer	49	Director	2005
Joshua M. Flum	45	Director	2007
Richard J. James	75	Director	1992

Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. Since 1968 he has been in the investment business as an institutional security analyst, research and sales partner at an investment firm and then as a general partner of a private investment pool. Before entering the investment business, Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a legal and legislative aide to a U.S. congressman. He has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in business administration from Babson College and a JD degree from Georgetown University Law School. Mr. Flum served as a L/cpl in the USMCR.

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

Andrew J. Melnick has been a Director since March 2005. Since the end of 2014, Mr. Melnick has been the Chief Investment Strategist and a shareholder in the investment advisory firm BPV Capital Management. BPV provides investment advisory services to institutions and individual clients. From 2010 to 2014, he was a Managing Partner of SkyView Investment Advisors. The firm acted as lead sub-advisor to 40 Act alternative mutual funds. From 2005 to 2009, Mr. Melnick helped manage two hedge funds. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co., a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. He was a U.S. Army Signal Corps Officer and served in Vietnam. Mr. Melnick is a Commissioner of the Monmouth County Improvement Authority, a member of the Board of Trustees of the Monmouth Medical Center, and serves on the Board of Governors of the American Jewish Committee and acts as Chairman of their Investment Committee. Mr. Melnick earned a BA in economics and MBA in finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

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

Joshua M. Flum has been a Director since September 2007. He has been an executive with CVS Health Corporation since July 2004. Mr. Flum began his career at CVS Health in Store Operations and is currently Executive Vice President, Pharmacy Services. Prior to joining CVS Health, Mr. Flum spent three years with The Boston Consulting Group specializing in the Consumer and Retail Practice Area. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. Mr. Flum is the son of Jerome Flum.

Richard J. James has been a Director since 1992. He is currently retired. He was a Consultant for Sigma Breakthrough Technologies, Inc. from 2005 to 2013, working with leading international and domestic Fortune 500 companies to improve their new product development and operational processes. From 1980 until 2002, Mr. James served as the Technical Manager for Polaroid Corporation’s Consumer Hardware Division, supporting manufacturing plants in Scotland, China and the United States. In this role, he was responsible for increasing the business performance of Polaroid’s instant consumer cameras through improved manufacturing processes and product redesigns. From 1968 through 1979, Mr. James was President of James Associates, a group of businesses involving accounting and tax preparation, small business consulting, real estate sales and rentals, and retail jewelry sales. Mr. James was a founding Board member and VP Finance of the Boston Chapter of the Society of Concurrent Product Development. Mr. James holds a BS in chemical engineering from Northeastern University and has completed extensive managerial and technical subjects.

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

Significant Employees

Michael Broos has been Chief Technology Officer since December 2001. He has more than 30 years of experience leading technology teams in the development and implementation of software applications for the Internet, Windows, DOS, and mainframes. Before joining the Company, Mr. Broos was Senior Vice President of Technology for About.com; Chief Technology Officer of Fan2Fan.com; Chief Technology Officer of AKA.com; Vice President of Internet Solutions for Inventure.com; and Vice President of Software Development for D&BTM for 8 years. Prior to joining D&BTM in 1990, Mr. Broos was an independent consultant and entrepreneur for 10 years, during which time he co-founded several software companies, including Infocom (the creators of Zork). Mr. Broos began his career with a ten-year stint on the academic computer research staff of the M.I.T. Laboratory of Computer Science, where he developed interactive, graphical and email-based applications for the ARPANET (the precursor of today’s Internet).

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

Patricia A. McParland joined the Company in November 2014 to head our Marketing effort. She brings more than 20 years of business information industry experience in marketing and product management for industry leaders such as D&BTM and Dow Jones & Company as well as smaller companies. Most recently she headed the corporate marketing team at D&BTM, performing progressively more challenging roles in marketing communications, product marketing and product management over a 13 year tenure there. From 1992-2000, Ms. McParland worked for Dow Jones & Company, where she provided integral leadership in the redesign of Dow Jones Interactive, a Web-based research service for enterprise customers, and in the creation of Factiva.com, its successor formed by a joint venture with Reuters. Her experience in the information industry includes all aspects of marketing, from product creation through launch, sales enablement, branding, marketing communications and digital marketing. She started her career in marketing communications at NewsNet, a pioneer in online business news. Ms. McParland holds a B.A. in English from the College of William and Mary.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2014, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)		All Other Compensation		Total
Jerome S. Flum, Chairman and Chief Executive Officer	2014 2013	$ $	164,760 160,000	$ $	33,750 45,000	$ $	-0- -0-	$ $	-0- -0-	$ $	198,510 205,000
William B. Danner, President	2014 2013	$ $	198,600 192,800	$ $	48,750 65,000	$ $	19,766 19,766	$ $	-0- -0-	$ $	267,116 277,566
Lawrence Fensterstock, Senior Vice President	2014 2013	$ $	164,760 160,000	$ $	47,250 63,000	$ $	740 740	$ $	-0- -0-	$ $	212,750 223,740

(1) The amounts in this column reflect bonuses awarded for the fiscal year shown but paid in the subsequent fiscal year.

(2) Represents the compensation costs of stock option awards for financial reporting purposes for the year under ASC 718, rather than an amount paid to or realized by the Named Executive Officer. See Note 7 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with ASC 718. The ASC 718 value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the ASC 718 amounts will ever be realized.

Outstanding Equity Awards

No stock options, stock awards or stock appreciation rights were granted to the Company’s executive officers during the last fiscal year.

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William B. Danner	100,000 50,000 -0- -0-	-0- -0- 10,000 5,000	-0- -0- -0- -0-	$1.00 $1.25 $7.25 $3.01	05-09-15 10-06-15 01-14-21 07-11-22
Lawrence Fensterstock	-0-	2,000	-0-	$ 3.01	07-11-22

The closing market price of the Company’s common stock on December 31, 2014 was $2.50 per share.

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

Directors’ Fees

Effective January 1, 2010, non-employee directors receive $750 per quarter or a total of $3,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$3,000	$1,850	$4,850
Jeffrey S. Geisenheimer	$3,000	$1,850	$4,850
Joshua M. Flum	$3,000	$10,042	$13,042
Richard J. James	$3,000	$1,850	$4,850

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 7 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 9, 2015 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P./ La’Dadande Limited Partnership/ Lawrence J. Goldstein(2) 1865 Palmer Avenue Larchmont, NY 10538	627,616	7.55%
Flum Partners (3)	4,339,334	52.17%
Jerome S. Flum	4,799,059 (4)(5)	57.70%
William B. Danner	171,395	2.06%
Lawrence Fensterstock	108,322	1.30%
Andrew J. Melnick	40,000	-----*
Jeffrey S. Geisenheimer	108,653	1.31%
Joshua M. Flum	5,000	-----*
Richard J. James	46,500	-----*
All directors and executive officers (as a group (7 persons))	5,278,929 (4)(5)	63.46%

*less than 1%

(1) Does not give effect to (a) options to purchase 211,000 shares of Common Stock granted to 17 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, (b) options to purchase an aggregate of 30,000 shares granted to a non-employee director pursuant to the 1998 Long-Term Incentive Plan of the Company, and (c) options to purchase an aggregate of 20,000 shares granted to the non-employee directors pursuant to the 2009 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,000 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 150,000, 30,000, 30,000 and 3,000 shares of Common Stock granted to Messrs. Danner, Melnick, Geisenheimer and James, respectively, as well as options to purchase 49,500 shares of Common Stock granted to a former director and 4 current employees, all of which are immediately exercisable.

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

(3) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(4) Includes 4,339,334 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 4,799,059 shares of Common Stock, or 57.70% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	483,500	$2.50	809,000
Total	483,500	$2.50	809,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2014	2013

Audit fees (1)	$92,500	$92,500
Audit related fees (2)	-	-
Tax fees (3)	10,000	14,991
All other fees	-	-

Total fees	$102,500	$107,491

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns, as well as assistance with an IRS audit and calculating an E&P estimate for 2013.

The engagement of CohnReznick LLP for the 2014 and 2013 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 27, 2015	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2015	By: /s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2015	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2015	By: /s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 27, 2015	By: /s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 27, 2015	By: /s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 27, 2015	By: /s/	Richard J. James
Richard J. James
Director