Form 10-Q
period 2015-03-31
CREDITRISKMONITOR COM INC
filed 2015-05-15
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Common stock $.01 par value – 8,181,855 shares outstanding as of May 11, 2015.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,764,607	$7,529,468
Marketable securities	1,367,892	1,363,439
Accounts receivable, net of allowance	1,440,510	2,078,710
Other current assets	573,744	516,585

Total current assets	11,146,753	11,488,202

Property and equipment, net	302,447	337,339
Goodwill	1,954,460	1,954,460
Prepaid and other assets	51,827	23,682

Total assets	$13,455,487	$13,803,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,713,807	$7,612,836
Accounts payable	43,241	137,258
Accrued expenses	741,369	1,230,966

Total current liabilities	8,498,417	8,981,060

Deferred taxes on income	743,691	743,691
Other liabilities	1,455	2,546

Total liabilities	9,243,563	9,727,297

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 8,112,530 shares and 8,055,365, respectively	81,125	80,553
Additional paid-in capital	29,274,485	29,176,040
Accumulated deficit	(25,143,686)	(25,180,207)

Total stockholders’ equity	4,211,924	4,076,386

Total liabilities and stockholders’ equity	$13,455,487	$13,803,683

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	2015	2014

Operating revenues	$3,070,206	$2,969,388

Operating expenses:
Data and product costs	1,229,736	1,301,445
Selling, general and administrative expenses	1,730,813	1,746,410
Depreciation and amortization	52,747	56,672

Total operating expenses	3,013,296	3,104,527

Income (loss) from operations	56,910	(135,139)
Other income (expense), net	4,956	8,575

Income (loss) before income taxes	61,866	(126,564)
Provision for income taxes	25,345	12,628

Net income (loss)	$36,521	$(139,192)

Net income (loss) per share of common stock:

Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding:

Basic	8,062,358	7,958,653
Diluted	8,232,862	7,958,653

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income (loss)	$36,521	$(139,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,747	56,672
Deferred rent	(1,091)	(315)
Stock-based compensation	31,412	31,969
Deferred income taxes	--	10,626
Unrealized gain on marketable securities	(4,453)	(8,309)
Tax benefit from stock option plans	(37,522)	(596)
Changes in operating assets and liabilities:
Accounts receivable	638,200	136,735
Other current assets	(19,637)	127,288
Prepaid and other assets	(28,145)	(27,146)
Deferred revenue	100,971	350,484
Accounts payable	(94,017)	(27,177)
Accrued expenses	(489,597)	(535,742)

Net cash provided by (used in) operating activities	185,389	(24,703)

Cash flows from investing activities:
Purchase of property and equipment	(17,855)	(49,298)

Net cash used in investing activities	(17,855)	(49,298)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,083	--
Tax benefits from stock option plans	37,522	596

Net cash provided by financing activities	67,605	596

Net increase (decrease) in cash and cash equivalents	235,139	(73,405)
Cash and cash equivalents at beginning of period	7,529,468	6,649,432

Cash and cash equivalents at end of period	$7,764,607	$6,576,027

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2014 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended March 31,
	2015	2014

Data and product costs	$2,945	$2,945
Selling, general and administrative expenses	28,467	29,024

	$31,412	$31,969

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2015 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of March 31, 2015 and December 31, 2014, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$7,764,607	$-	$-	$7,764,607	$7,529,468
Marketable securities	1,367,892	-	-	1,367,892	1,363,439

Total	$9,132,499	$-	$-	$9,132,499	$8,892,907

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2015 or December 31, 2014.

(5) Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

3 Months Ended March 31, 2015

Weighted average number of common shares outstanding – basic	8,062,358
Potential shares exercisable under stock option plans	292,500
LESS: Shares which could be repurchased under treasury stock method	(121,996)

Weighted average number of common shares outstanding – diluted	8,232,862

Potential common shares of 276,116 related to the Company's outstanding stock options were excluded from the computation of diluted loss per share for the three months ended March 31, 2014 as inclusion of these shares would have been anti-dilutive.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$9,132	$8,893
Accounts receivable, net	$1,441	$2,079
Working capital	$2,648	$2,507
Cash ratio	1.07	0.99
Quick ratio	1.24	1.22
Current ratio	1.31	1.28

The Company has invested some of its excess cash in debt instruments of the United States Government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2015, the Company had $9.13 million in cash, cash equivalents and marketable securities, an increase of approximately $239,000 from December 31, 2014. The reason for this increase was that cash generated by operating activities ($185,000) and the cash provided by financing activities ($68,000) exceeded the cash used to acquire property and equipment ($18,000).

The Company’s cash provided by operating activities exceeded its net income primarily due to the 31% decrease in accounts receivable during the three month period. Additionally, the main component of current liabilities at March 31, 2015 is deferred revenue of $7.71 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended March 31,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,070,206	100.00%	$2,969,388	100.00%

Operating expenses:
Data and product costs	1,229,736	40.06%	1,301,445	43.83%
Selling, general and administrative expenses	1,730,813	56.37%	1,746,410	58.81%
Depreciation and amortization	52,747	1.72%	56,672	1.91%
Total operating expenses	3,013,296	98.15%	3,104,527	104.55%

Income (loss) from operations	56,910	1.85%	(135,139)	(4.55%)
Other income (expense), net	4,956	0.17%	8,575	0.29%

Income (loss) before income taxes	61,866	2.02%	(126,564)	(4.26%)
Provision for income taxes	(25,345)	(0.83%)	(12,628)	(0.43%)

Net income (loss)	$36,521	1.19%	$(139,192)	(4.69%)

Operating revenues increased $100,818, or 3%, for the three months ended March 31, 2015 compared to the first quarter of fiscal 2014. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs decreased $71,709, or 6%, for the first quarter of 2015 compared to the same period of fiscal 2014. This decrease was due primarily to: (i) the lower cost of third-party content, as the Company is a qualified reseller and is no longer being charged sales tax on most of its data feeds, (ii) the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced, and (iii) lower salary and related employee benefits, as the Company was in the process of filling open positions due to turnover.

Selling, general and administrative expenses decreased $15,597, or 1%, for the first quarter of fiscal 2015 compared to the same period of fiscal 2014. This decrease was due to lower salary and related employee benefits, due to turnover, as well as lower professional and marketing fees.

Depreciation and amortization decreased $3,925, or 7%, for the first quarter of fiscal 2015 compared to the same period of fiscal 2014. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income (expense), net decreased $3,619 for first quarter of fiscal 2015 compared to the same period last year. This decrease was due to a larger negative mark-to-market adjustment recorded in this year’s first quarter.

Provision for income taxes increased $12,717 for the first quarter of fiscal 2015 compared to the same period of fiscal 2014. This increase was due to the Company being in a pre-tax income position in 2015 versus a pre-tax loss position in 2014 because of the reasons enumerated above as well as the accrual of a full provision for state income taxes in fiscal 2015 compared to only minimum state income taxes in fiscal 2014 due to the reporting of a pre-tax loss.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will increase in dollar amount and as a percentage of revenues during the remainder of 2015 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses and data costs will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2015 and future periods because it expects to employ more development personnel on average compared to prior periods, obtain additional data and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are largely discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime or Internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating the Company’s business, operations and infrastructure, (xii) governmental regulation and taxation policies, (xiii) disruptions in service by common carriers due to strikes or otherwise, (xiv) risks of fire or other casualty, (xv) litigation costs or other unanticipated expenses, (xvi) interest rate risks and inflationary pressures, and (xvii) general economic conditions and economic conditions specific to the Internet and online commerce.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 15, 2015	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer