Form 10-Q
period 2015-06-30
CREDITRISKMONITOR COM INC
filed 2015-08-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Common stock $.01 par value – 8,207,887 shares outstanding as of August 3, 2015.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,916,225	$7,529,468
Marketable securities	1,344,107	1,363,439
Accounts receivable, net of allowance	1,617,270	2,078,710
Other current assets	824,048	516,585

Total current assets	11,701,650	11,488,202

Property and equipment, net	411,824	337,339
Goodwill	1,954,460	1,954,460
Prepaid and other assets	40,780	23,682

Total assets	$14,108,714	$13,803,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,796,280	$7,612,836
Accounts payable	83,040	137,258
Accrued expenses	1,096,056	1,230,966

Total current liabilities	8,975,376	8,981,060

Deferred taxes on income	720,867	743,691
Other liabilities	364	2,546

Total liabilities	9,696,607	9,727,297

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 8,201,387 shares and 8,055,365, respectively	82,014	80,553
Additional paid-in capital	29,338,706	29,176,040
Accumulated deficit	(25,008,613)	(25,180,207)

Total stockholders’ equity	4,412,107	4,076,386

Total liabilities and stockholders’ equity	$14,108,714	$13,803,683

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	2015	2014

Operating revenues	$3,107,106	$2,998,010

Operating expenses:
Data and product costs	1,170,236	1,021,519
Selling, general and administrative expenses	1,639,430	1,657,116
Depreciation and amortization	60,438	57,240

Total operating expenses	2,870,104	2,735,875

Income from operations	237,002	262,135
Other income, net	738	13,247

Income before income taxes	237,740	275,382
Provision for income taxes	(102,667)	(58,613)

Net income	$135,073	$216,769

Net income per share of common stock:

Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average number of common shares outstanding:

Basic	8,163,302	7,959,200
Diluted	8,310,376	8,211,239

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	2015	2014

Operating revenues	$6,177,312	$5,967,398

Operating expenses:
Data and product costs	2,399,972	2,322,964
Selling, general and administrative expenses	3,370,243	3,403,526
Depreciation and amortization	113,185	113,911

Total operating expenses	5,883,400	5,840,401

Income from operations	293,912	126,997
Other income, net	5,694	21,822

Income before income taxes	299,606	148,819
Provision for income taxes	(128,012)	(71,241)

Net income	$171,594	$77,578

Net income per share of common stock:

Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares outstanding:

Basic	8,112,830	7,958,926
Diluted	8,271,619	8,223,004

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$171,594	$77,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,185	113,911
Stock-based compensation	63,672	63,938
Unrealized loss on marketable securities	19,332	4,432
Tax benefit from stock option plans	(67,371)	(596)
Deferred income taxes	(22,824)	(57,481)
Deferred rent	(2,182)	(629)
Loss in retirement of fixed assets	--	97
Changes in operating assets and liabilities:
Accounts receivable	461,440	402,677
Other current assets	(240,092)	(195,087)
Prepaid and other assets	(17,098)	(16,424)
Deferred revenue	183,444	280,426
Accounts payable	(54,218)	(10,844)
Accrued expenses	(134,910)	137,341

Net cash provided by operating activities	473,972	799,339

Cash flows from investing activities:
Purchase of property and equipment	(187,670)	(58,536)

Net cash used in investing activities	(187,670)	(58,536)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,084	--
Tax benefits from stock option plans	67,371	596

Net cash provided by financing activities	100,455	596

Net increase in cash and cash equivalents	386,757	741,399
Cash and cash equivalents at beginning of period	7,529,468	6,649,432

Cash and cash equivalents at end of period	$7,916,225	$7,390,831

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

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of a full fiscal year.

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

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2015	2014	2015	2014

Data and product costs	$2,945	$2,945	$5,890	$5,890
Selling, general and administrative expenses	29,316	29,024	57,782	58,048

	$32,261	$31,969	$63,672	$63,938

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2015 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of June 30, 2015 and December 31, 2014, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$7,916,225	$-	$-	$7,916,225	$7,529,468
Marketable securities	1,344,107	-	-	1,344,107	1,363,439

Total	$9,260,332	$-	$-	$9,260,332	$8,892,907

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2015 or December 31, 2014.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended June 30,		6 Months Ended June 30,
	2015	2014	2015	2014

Weighted average number of common shares outstanding – basic	8,163,302	7,959,200	8,112,830	7,958,926
Potential shares exercisable under stock option plans	315,000	444,500	303,750	471,750
LESS: Shares which could be repurchased under treasury stock method	(167,926)	(192,461)	(144,961)	(207,672)

Weighted average number of common shares outstanding – diluted	8,310,376	8,211,239	8,271,619	8,223,004

Potential common shares of 138,500 and 202,000 related to the Company's outstanding stock options were excluded from the computation of diluted income per share for the 3 months ended June 30, 2015 and 2014, respectively, as inclusion of these shares would have been anti-dilutive. For the 6 months ended June 30, 2015 and 2014, the computation of diluted net income per share excludes the effects of the assumed exercise of 164,750 and 175,250 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$9,260	$8,893
Accounts receivable, net	$1,617	$2,079
Working capital	$2,726	$2,507
Cash ratio	1.03	0.99
Quick ratio	1.21	1.22
Current ratio	1.30	1.28

The Company has invested some of its excess cash in debt instruments of the United States Government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2015, the Company had $9.26 million in cash, cash equivalents and marketable securities, an increase of approximately $367,000 from December 31, 2014. The reason for this increase was that cash generated by operating activities ($474,000) and the cash provided by financing activities ($100,000) exceeded the cash used to acquire property and equipment ($188,000).

The Company’s cash provided by operating activities exceeded its net income primarily due to the 22% decrease in accounts receivable during the six month period. Additionally, the main component of current liabilities at June 30, 2015 is deferred revenue of $7.80 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended June 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,107,106	100.00%	$2,998,010	100.00%

Operating expenses:
Data and product costs	1,170,236	37.66%	1,021,519	34.07%
Selling, general and administrative expenses	1,639,430	52.76%	1,657,116	55.28%
Depreciation and amortization	60,438	1.95%	57,240	1.91%
Total operating expenses	2,870,104	92.37%	2,735,875	91.26%

Income from operations	237,002	7.63%	262,135	8.74%
Other income, net	738	0.02%	13,247	0.44%

Income before income taxes	237,740	7.65%	275,382	9.18%
Provision for income taxes	(102,667)	(3.30%)	(58,613)	(1.96%)

Net income	$135,073	4.35%	$216,769	7.22%

Operating revenues increased $109,096, or 4%, for the three months ended June 30, 2015 compared to the second quarter of fiscal 2014. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $148,717, or 15%, for the second quarter of 2015 compared to the same period of fiscal 2014. This increase was due primarily to the higher cost of third-party content, as last year the amount reported was reduced by the refund received during the second quarter for sales tax paid on third party content covering the 3 years ended August 2013, partially offset by the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced.

Selling, general and administrative expenses decreased $17,686, or 1%, for the second quarter of fiscal 2015 compared to the same period of fiscal 2014. This decrease was due to lower salary and related employee benefits, due to turnover, as well as lower professional fees.

Depreciation and amortization increased $3,198, or 6%, for the second quarter of fiscal 2015 compared to the same period of fiscal 2014. This increase was due to a higher depreciable asset base reflecting the replacement of some web servers that have been fully depreciated.

Other income, net decreased $12,509 for second quarter of fiscal 2015 compared to the same period last year. This decrease was due to a larger negative mark-to-market adjustment recorded in this year’s second quarter.

Provision for income taxes increased $44,054 for the second quarter of fiscal 2015 compared to the same period of fiscal 2014. This increase was due to the Company having higher permanent differences related to stock options that increased taxable income in 2015 compared to 2014.

Index
	6 Months Ended June 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$6,177,312	100.00%	$5,967,398	100.00%

Operating expenses:
Data and product costs	2,399,972	38.85%	2,322,964	38.93%
Selling, general and administrative expenses	3,370,243	54.56%	3,403,526	57.03%
Depreciation and amortization	113,185	1.83%	113,911	1.91%
Total operating expenses	5,883,400	95.24%	5,840,401	97.87%

Income from operations	293,912	4.76%	126,997	2.13%
Other income, net	5,694	0.09%	21,822	0.37%

Income before income taxes	299,606	4.85%	148,819	2.50%
Provision for income taxes	(128,012)	(2.07%)	(71,241)	(1.19%)

Net income	$171,594	2.78%	$77,578	1.31%

Operating revenues increased $209,914, or 4%, for the six months ended June 30, 2015 compared to the first half of fiscal 2014. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $77,008, or 3%, for the first six months of 2015 compared to the same period of fiscal 2014. This increase was due primarily to the higher cost of third-party content, as last year the amount reported was reduced by the refund received during the second quarter for sales tax paid on third party content covering the 3 years ended August 2013, partially offset by the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced.

Selling, general and administrative expenses decreased $33,283, or 1%, for the first six months of fiscal 2015 compared to the same period of fiscal 2014. This decrease was due to lower professional and recruiting fees, partially offset by higher salary and related employee benefits, due to the implementation of new commission programs.

Depreciation and amortization decreased $726, or 1%, for the first six months of fiscal 2015 compared to the same period of fiscal 2014. This decrease was due to a lower average depreciable asset base for the period reflecting the continued use of certain items that have been fully depreciated, partially offset by depreciation taken on new web servers purchased during the second quarter.

Other income, net decreased $16,128 for first six months of fiscal 2015 compared to the same period last year. This decrease was due to a larger negative mark-to-market adjustment recorded in this year’s first quarter.

Provision for income taxes increased $56,771 for the first six months of fiscal 2015 compared to the same period of fiscal 2014. This increase was due to the Company having higher pre-tax income because of the reasons enumerated above.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 14, 2015	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer