Form 10-Q
period 2015-09-30
CREDITRISKMONITOR COM INC
filed 2015-11-13
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to______

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
Common stock $.01 par value – 8,247,887 shares outstanding as of November 9, 2015.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,226,723	$7,529,468
Marketable securities	1,338,900	1,363,439
Accounts receivable, net of allowance	1,377,634	2,078,710
Other current assets	672,740	516,585

Total current assets	11,615,997	11,488,202

Property and equipment, net	424,592	337,339
Goodwill	1,954,460	1,954,460
Prepaid and other assets	45,049	23,682

Total assets	$14,040,098	$13,803,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,330,952	$7,612,836
Accounts payable	111,577	137,258
Accrued expenses	1,163,896	1,230,966

Total current liabilities	8,606,425	8,981,060

Deferred taxes on income	720,867	743,691
Other liabilities	1,726	2,546

Total liabilities	9,329,018	9,727,297

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 8,247,887 shares and 8,055,365, respectively	82,479	80,553
Additional paid-in capital	29,442,807	29,176,040
Accumulated deficit	(24,814,206)	(25,180,207)

Total stockholders’ equity	4,711,080	4,076,386

Total liabilities and stockholders’ equity	$14,040,098	$13,803,683

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	2015	2014

Operating revenues	$3,153,249	$3,084,640

Operating expenses:
Data and product costs	1,134,296	1,165,970
Selling, general and administrative expenses	1,635,790	1,614,332
Depreciation and amortization	54,470	54,108

Total operating expenses	2,824,556	2,834,410

Income from operations	328,693	250,230
Other expense, net	(4,680)	(5,721)

Income before income taxes	324,013	244,509
Provision for income taxes	(129,606)	(118,328)

Net income	$194,407	$126,181

Net income per share of common stock:

Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:

Basic	8,223,995	8,025,867
Diluted	8,316,381	8,280,216

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	2015	2014

Operating revenues	$9,330,561	$9,052,038

Operating expenses:
Data and product costs	3,534,268	3,488,934
Selling, general and administrative expenses	5,006,033	5,017,858
Depreciation and amortization	167,655	168,019

Total operating expenses	8,707,956	8,674,811

Income from operations	622,605	377,227
Other income, net	1,014	16,101

Income before income taxes	623,619	393,328
Provision for income taxes	(257,618)	(189,569)

Net income	$366,001	$203,759

Net income per share of common stock:

Basic	$0.04	$0.03
Diluted	$0.04	$0.02

Weighted average number of common shares outstanding:

Basic	8,150,885	7,981,240
Diluted	8,287,539	8,242,075

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$366,001	$203,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,655	168,019
Stock-based compensation	95,933	95,907
Unrealized loss on marketable securities	37,292	24,797
Tax benefit from stock option plans	(133,176)	(596)
Deferred income taxes	(22,824)	(77,604)
Deferred rent	(820)	(1,461)
Loss in retirement of fixed assets	--	97
Changes in operating assets and liabilities:
Accounts receivable	701,076	(57,326)
Other current assets	(22,979)	(157,113)
Prepaid and other assets	(21,367)	(10,751)
Deferred revenue	(281,884)	512,159
Accounts payable	(25,681)	61,831
Accrued expenses	(67,070)	250,814

Net cash provided by operating activities	792,156	1,012,532

Cash flows from investing activities:
Purchase of marketable securities	(12,753)	(14,208)
Purchase of property and equipment	(254,908)	(88,517)

Net cash used in investing activities	(267,661)	(102,725)

Cash flows from financing activities:
Proceeds from exercise of stock options	39,584	1
Tax benefit from stock option plans	133,176	596

Net cash provided by financing activities	172,760	597

Net increase in cash and cash equivalents	697,255	910,404
Cash and cash equivalents at beginning of period	7,529,468	6,649,432

Cash and cash equivalents at end of period	$8,226,723	$7,559,836

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of a full fiscal year.

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

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2015	2014	2015	2014

Data and product costs	$2,945	$2,945	$8,835	$8,835
Selling, general and administrative expenses	29,316	29,024	87,098	87,072

	$32,261	$31,969	$95,933	$95,907

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2015 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of September 30, 2015 and December 31, 2014, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,226,723	$-	$-	$8,226,723	$7,529,468
Marketable securities	1,338,900	-	-	1,338,900	1,363,439

Total	$9,565,623	$-	$-	$9,565,623	$8,892,907

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2015 or December 31, 2014.

(5) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended September 30,		9 Months Ended September 30,
	2015	2014	2015	2014

Weighted average number of common shares outstanding – basic	8,223,995	8,025,867	8,150,885	7,981,240
Potential shares exercisable under stock option plans	179,000	444,500	262,167	462,667
LESS: Shares which could be repurchased under treasury stock method	(86,614)	(190,151)	(125,513)	(201,832)
Weighted average number of common shares outstanding – diluted	8,316,381	8,280,216	8,287,539	8,242,075

Index
Potential common shares of 88,200 and 202,000 related to the Company's outstanding stock options were excluded from the computation of diluted income per share for the 3 months ended September 30, 2015 and 2014, respectively, as inclusion of these shares would have been anti-dilutive. For the 9 months ended September 30, 2015 and 2014, the computation of diluted net income per share excludes the effects of the assumed exercise of 137,167 and 184,167 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$9,566	$8,893
Accounts receivable, net	$1,378	$2,079
Working capital	$3,010	$2,507
Cash ratio	1.11	0.99
Quick ratio	1.27	1.22
Current ratio	1.35	1.28

The Company has invested some of its excess cash in debt instruments of the United States Government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2015, the Company had $9.57 million in cash, cash equivalents and marketable securities, an increase of approximately $673,000 from December 31, 2014. The reason for this increase was that cash generated by operating activities ($792,000) and the cash provided by financing activities ($173,000) exceeded the cash used to acquire property and equipment ($268,000).

The Company’s cash provided by operating activities exceeded its net income primarily due to the 34% decrease in accounts receivable during the nine month period. Additionally, the main component of current liabilities at September 30, 2015 is deferred revenue of $7.33 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended September 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,153,249	100.00%	$3,084,640	100.00%

Operating expenses:
Data and product costs	1,134,296	35.97%	1,165,970	37.80%
Selling, general and administrative expenses	1,635,790	51.88%	1,614,332	52.33%
Depreciation and amortization	54,470	1.73%	54,108	1.75%
Total operating expenses	2,824,556	89.58%	2,834,410	91.88%

Income from operations	328,693	10.42%	250,230	8.12%
Other expense, net	(4,680)	(0.14%)	(5,721)	(0.19%)

Income before income taxes	324,013	10.28%	244,509	7.93%
Provision for income taxes	(129,606)	(4.11%)	(118,328)	(3.84%)

Net income	$194,407	6.17%	$126,181	4.09%

Operating revenues increased $68,609, or 2%, for the three months ended September 30, 2015 compared to the same period of fiscal 2014. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs decreased $31,674, or 2.7%, for the third quarter of 2015 compared to the same period of fiscal 2014. This decrease was due primarily to the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced partially offset by the higher cost of third-party content, as last year the amount reported was reduced by the refund received during the third quarter for sales tax paid on third party content covering the 6 month period ended February 2014.

Selling, general and administrative expenses increased $21,458, or 1%, for the third quarter of fiscal 2015 compared to the same period of fiscal 2014. This increase was due to higher salary and related employee benefits.

Depreciation and amortization increased $362, or 1%, for the third quarter of fiscal 2015 compared to the same period of fiscal 2014. This increase was due to a higher depreciable asset base as the Company purchased new web servers during the second quarter of fiscal 2015.

Other expense, net decreased $1,041 for third quarter of fiscal 2015 compared to the same period last year. This decrease was due to a smaller negative mark-to-market adjustment recorded in this year’s third quarter.

Provision for income taxes increased $11,278 for the third quarter of fiscal 2015 compared to the same period of fiscal 2014. This increase was due to the Company having higher pre-tax income because of the reasons enumerated above.

Index
	9 Months Ended September 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$9,330,561	100.00%	$9,052,038	100.00%

Operating expenses:
Data and product costs	3,534,268	37.88%	3,488,934	38.54%
Selling, general and administrative expenses	5,006,033	53.65%	5,017,858	55.43%
Depreciation and amortization	167,655	1.80%	168,019	1.86%
Total operating expenses	8,707,956	93.33%	8,674,811	95.83%

Income from operations	622,605	6.67%	377,227	4.17%
Other income, net	1,014	0.01%	16,101	0.18%

Income before income taxes	623,619	6.68%	393,328	4.35%
Provision for income taxes	(257,618)	(2.76%)	(189,569)	(2.10%)

Net income	$366,001	3.92%	$203,759	2.25%

Operating revenues increased $278,523, or 3%, for the nine months ended September 30, 2015 compared to the same period of fiscal 2014. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $45,334, or 1%, for the first nine months of 2015 compared to the same period of fiscal 2014. This increase was due primarily to the higher cost of third-party content, as last year the amount reported was reduced by the refunds received for sales tax paid on third party content covering the 42 months ended February 2014, partially offset by the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced.

Selling, general and administrative expenses decreased $11,825, or 0.2%, for the first nine months of fiscal 2015 compared to the same period of fiscal 2014. This decrease was due to lower professional and recruiting fees, partially offset by higher salary and related employee benefits, due to the implementation of new commission programs.

Depreciation and amortization decreased $364, or 0.2%, for the first nine months of fiscal 2015 compared to the same period of fiscal 2014. This decrease was due to a lower average depreciable asset base for the period reflecting the continued use of certain items that have been fully depreciated, partially offset by depreciation taken on new web servers purchased during the second quarter.

Other income, net decreased $15,087 for first nine months of fiscal 2015 compared to the same period last year. This decrease was due to a larger negative mark-to-market adjustment recorded in this year’s first quarter.

Provision for income taxes increased $68,049 for the first nine months of fiscal 2015 compared to the same period of fiscal 2014. This increase was due to the Company having higher pre-tax income because of the reasons enumerated above.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 13, 2015	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer