Form 10-K
period 2015-12-31
CREDITRISKMONITOR COM INC
filed 2016-03-29
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to_____

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015 was $10,413,356. The Company’s common stock is traded on the OTC Markets. There were 10,722,321 shares of common stock $.01 par value outstanding as of March 8, 2016.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2016.

Overview

CreditRiskMonitor was organized in Nevada in February 1977 and was engaged in the development and sale of nutritional food products from 1982 until October 22, 1993, when it sold substantially all of its assets, as previously reported. Effective January 19, 1999, the Company acquired the assets of the CreditRisk Monitor credit information service (“CM Service”) from Market Guide Inc.  Following the closing of the CM Service purchase, the Company commenced doing business under the name “CreditRiskMonitor.com”.

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

CreditRiskMonitor (see our website at www.creditriskmonitor.com) is a web-based publisher of financial information, that helps corporate credit and procurement professionals stay ahead of and manage financial risk quickly, accurately and cost effectively. Leading global companies, including more than 35% of the Fortune 1000, use CreditRiskMonitor’s timely news alerts, research and reports on public companies to make important risk decisions.

The Company publishes comprehensive commercial credit reports covering public companies worldwide. The reports feature detailed analysis of financial statements, including ratio analysis and trend reports, and peer analyses. To help subscribers prioritize and monitor risk, the reports offer the Company’s proprietary FRISK® scores (a measure of financial distress tied to the probability of bankruptcy), as well as the well-known Altman Z” default scores, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) issuer ratings. On U.S. banks, reports include Institutional Risk Analytics (“IRA”) Counterparty Quality scores and financial data from the Federal Financial Institutions Examination Council (“FFIEC”) Call Reports. Additionally, the reports include company background information, trade payment reports, as well as public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. To keep subscribers current with changing risk conditions, the Company’s service uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score reports, credit limit alerts, financial statement updates, SEC filings and ratings changes. All news items are filtered to assure the stories have financial relevance.

CreditRiskMonitor’s service is most often purchased to review the risks of extending trade credit by a company to its corporate customers. Within a midsized or large corporation, there is often a professional whose responsibility is managing this credit (often together with managing collections of the company’s accounts receivable). CreditRiskMonitor believes that, with the long-term downsizing of corporations and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. It is also notable that trade credit decisions are often made under intense time pressure. Simultaneously, the Company believes, there has been an explosive growth in the volume of data about large businesses. Credit professionals are often faced with an overwhelming amount of available data concerning their most important customers, while the time for research and analysis is severely limited. CreditRiskMonitor’s service is designed to save them time, money and effort by prioritizing their risk and helping them automatically stay up to date as conditions change.

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

There is little hard data on the size of CreditRiskMonitor’s credit-risk market. The U.S. National Association of Credit Management has more than 15,000 members, but some industry observers believe the number of U.S. credit managers and other personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a full-time credit function but still require credit information. Furthermore, a market exists outside of the U.S. for information on U.S. and foreign companies.

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

The Dun & Bradstreet Corporation (“Dun & Bradstreet”), our major competitor, has disclosed that it generated approximately $733.4 million from its Risk Management Solutions business (i.e., credit information services revenue) in the Americas (i.e., U.S., Canada and Latin America) for 2015 which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CreditRiskMonitor’s annual fixed-price subscription service represented over 98% of its fiscal 2015 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2015 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

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

CreditRiskMonitor’s service is the result of management’s experience in the commercial credit industry and on-going research with respect to the information needs of corporate credit and purchasing/procurement departments. This has enabled CreditRiskMonitor to satisfy their need for a timely, efficient, low-cost credit information service. CreditRiskMonitor publishes and sells the following commercial financial analysis services:

(1)	An annual fixed-price service (the “Fundamental Service”) with unlimited usage and coverage of public companies, featuring multi-period spreads of financial reports and ratio analysis, as well as up-to-date financial news screened specifically for usefulness in credit evaluation. Another feature of the service is notification and delivery of this news via email, concerning only companies of interest to the subscriber. This service is supplemented with trade receivable data contributed mainly by CreditRiskMonitor’s subscribers, as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. Made available in 2011 as a part of the Fundamental Service, the IRA Counterparty Quality (“CQ”) score is a predictor of bank failure for U.S. banks.

The Fundamental Service features the Company’s proprietary credit score, the “FRISK®” score. This proprietary score indicates financial distress, by predicting the probability of bankruptcy within the next 12 months. It provides clients with a fast, consistent method for identifying those companies at greatest risk. The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 7,000 companies over a multi-year period and continually monitored by the Company. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2015, the Fundamental Service covered over 57,000 public companies worldwide, totaling approximately $62.2 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $77.8 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

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

(2)	Single credit reports on any of the over 57,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

(3)	Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CreditRiskMonitor through affiliations with third-party suppliers and sold to CreditRiskMonitor subscribers.

The viability and potential of CreditRiskMonitor’s business is made possible by the following characteristics:

•	Low price. The prices of CreditRiskMonitor’s services are low compared to a subscriber’s possible losses from not getting paid, and are low compared to the cost of most competitive credit report products.

•	Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2015 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $14.6 trillion. This was down from the peak value of $58.2 trillion at the end of 2007 and from $24.3 trillion at the end of 2013. To put this in perspective, in 2014 the world GDP was $77.8 trillion, and the market value of all worldwide domestic equity at December 31, 2015 was approximately $66.8 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Volatility in most markets has remained high, despite signs of modest growth in some major countries. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CreditRiskMonitor’s service.

•	Recurring revenue stream. The recurring annual revenue stream of its subscription fee model gives the Company stability not found in a one-time sale product-based company.

•	Profit multiplier. Some of the Company’s basic costs are being reduced. On a broad generic basis, the prices of computer hardware, software and telecommunications have been coming down for all buyers, including CreditRiskMonitor. In addition, CreditRiskMonitor has automated a significant amount of the processes used to create and deliver its service; therefore, its production costs, apart from the development cost of enhancing and upgrading the Company’s website, are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content of CreditRiskMonitor’s services if the Company chooses to increase content and not raise its prices to cover these additional costs.

•	Self financing. CreditRiskMonitor’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital.

•	Management. CreditRiskMonitor has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development.

The Company’s Goals

•	Growth in U.S. market share. Faced with a dominant U.S. competitor, Dun & Bradstreet, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential customers are unaware of its service, while many others who are aware of CreditRiskMonitor have not evaluated its service.

•	International penetration. Foreign companies doing business within the U.S. or other foreign countries may have the same need as domestic companies for CreditRiskMonitor’s credit analysis of U.S. and foreign companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CreditRiskMonitor’s service.

•	Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality and content. Also, revenue per client should increase over time as the Company sells additional passwords to existing clients.

•	Lowest cost provider. CreditRiskMonitor’s sourcing, analysis and preparation of data into a usable form is highly automated. CreditRiskMonitor delivers all of its information to customers via the Internet and there is automation between the sourcing of data and delivery of a company credit report to a subscriber. Because of this automation, CreditRiskMonitor’s production costs are relatively stable over a wide range of increasing revenue. Management believes CreditRiskMonitor’s cost structure is one of the lowest in its industry.

•	High margins and return on investment. The Company foresees declining unit costs in some important expense areas, such as computer and communication costs, which should increase net profits from its subscription income stream. The Company has lower sales expenses for customer renewals than for new sales, and the Company expects that its renewal revenue will continue to grow to be a larger share of total revenue each year. All these naturally occurring unit cost reductions will be in addition to the cost reductions achieved through servicing more accounts over the Company’s in-place fixed costs.

Marketing and Sales

To gain market share for the Company’s service, it will continue to use the Internet (at our website www.creditriskmonitor.com) as the primary mechanism for demonstrating and distributing its service. To inform potential subscribers about its service, CreditRiskMonitor uses a combination of telephone sales, Internet demonstration, online and offline marketing, trade show representation and speaking engagements before credit groups and associations.

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that help busy risk professionals stay ahead of financial risk quickly, easily and accurately, at a cost significantly below that of reports from the leading provider (price comparison as of January 26, 2016). Because Dun & Bradstreet has the largest share of the commercial credit market, their flagship product, DNBi, is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

The operational strategy CreditRiskMonitor follows to deliver on its value proposition is straightforward. CreditRiskMonitor became (and remains) one of the industry’s lowest cost producers of high quality commercial credit information by continuously collecting data from a wide variety of sources and employing sophisticated proprietary computer algorithms to process that data into an extensive database of valuable reports on companies. Highly automated operations add to reliability and consistency, while limiting costs. The Company employs a small number of analysts who selectively review data at critical points in its process to further enhance the quality of its products and their relevance to credit professionals.

CreditRiskMonitor employs several different selling strategies to deliver this value to different customer segments:

•	Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CreditRiskMonitor service provides this critical benefit. CreditRiskMonitor believes that its reports and monitoring of public companies, having aggregate revenues of approximately $62.2 trillion, are superior in this way to competitive products or services in that the CreditRiskMonitor service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® scores, ratings from Moody’s, S&P and Fitch, CQ scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness.

•	For low-volume customers, CreditRiskMonitor sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet.

Employees

As of March 8, 2016, the Company had 79 full-time and 4 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company has adopted stock option plans in 1998 and 2009 that cover its employees.

ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 12,300 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2020 and provides for an aggregate total monthly cost of $14,400, plus an allocated portion of real estate taxes, insurance and common area maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is listed on the OTC Markets OTCQX U.S. Premier, which is the highest tier of the OTC market, reserved exclusively for companies meeting the highest financial standards and that have undergone a thorough qualitative review. The following table sets forth the high and low closing bid quotations reported on the OTCQX U.S. Premier for each calendar quarter of 2014 and 2015. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prices have been retroactively adjusted to reflect the Company’s 1.3-for-1 stock split, effected in the form of a 30% stock dividend, effective as of December 15, 2015.

	High Bid	Low Bid

2015
First Quarter	$1.88	$1.41
Second Quarter	$2.04	$1.78
Third Quarter	$3.26	$1.89
Fourth Quarter	$2.87	$1.78

2014
First Quarter	$2.35	$1.73
Second Quarter	$2.23	$1.69
Third Quarter	$2.31	$1.66
Fourth Quarter	$2.12	$1.58

On March 8, 2016, there were approximately 217 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2015, the Company paid a cash dividend of $0.04 per share on its Common Stock on November 30, 2015; in fiscal 2014, the Company paid a cash dividend of $0.04 per share on its Common Stock on November 28, 2014. Both amounts have been adjusted for the 1.3-to-1 stock split described above.

The Company did not repurchase any of its common stock during the fourth quarter of 2015.

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

Our strategic priorities and plans for 2016 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2016.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Cash, cash equivalents and marketable securities	$8,963	$8,893
Accounts receivable, net	$1,927	$2,079
Working capital	$2,884	$2,507
Cash ratio	1.02	0.99
Quick ratio	1.24	1.22
Current ratio	1.33	1.28

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2015, the Company had $8.96 million in cash, cash equivalents and marketable securities, an increase of approximately $70,000 from December 31, 2014. The reason for this increase was that the net cash generated by operating activities for the last 12 months ($630,000) exceeded the cash used for the purchase of fixed assets ($276,000) and the net cash outflow from financing activities ($240,000).

The Company’s cash generated by operating activities exceeded its net income due primarily to non-cash expenses (e.g., depreciation and stock-based compensation). Additionally, the main component of current liabilities at December 31, 2015 is deferred revenue of $7.44 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

As described more fully in Note 8 of the Notes to Financial Statements, at December 31, 2015 the Company had certain cash obligations, which are due as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$798,914	$166,592	$345,023	$287,299	-

Total	$798,914	$166,592	$345,023	$287,299	-

Off-Balance Sheet Arrangements

The Company is not a party to any other off-balance sheet arrangements.

Results of Operations

2015 vs. 2014

	Year Ended December 31,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$12,486,316	100.00%	$12,203,526	100.00%

Operating expenses:
Data and product costs	4,665,360	37.37%	4,721,114	38.69%
Selling, general and administrative expenses	6,685,528	53.54%	6,568,885	53.83%
Depreciation and amortization	218,621	1.75%	221,452	1.81%
Total operating expenses	11,569,509	92.66%	11,511,451	94.33%

Income from operations	916,807	7.34%	692,075	5.67%
Other income, net	2,344	0.02%	17,127	0.14%

Income before income taxes	919,151	7.36%	709,202	5.81%
Provision for income taxes	(425,934)	(3.41%)	(338,648)	(2.78%)

Net income	$493,217	3.95%	$370,554	3.03%

Operating revenues increased $282,790, or 2%, for fiscal 2015 over the prior year. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs decreased $55,754, or 1%, for fiscal 2015. This decrease was due primarily to the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced, partially offset by the higher cost of third-party content, as last year the amount reported was reduced by the refunds received on sales tax paid on third party content that covered the 45 month period ended May 2014.

Selling, general and administrative expenses increased $116,643, or 2%, for fiscal 2015. This increase was due to higher marketing expenditures, higher professional fees and higher salary and related employee benefits.

Depreciation and amortization decreased $2,831, or 1%, for fiscal 2015. This decrease was due to a lower net depreciable asset base, as the Company’s office lease expired at the end of July 2015 and all capitalized leasehold improvements were fully amortized as of that date, partially offset by the purchase of computer equipment.

Other income, net decreased $14,783 for fiscal 2015, primarily due to lower interest and dividend income as well as a larger negative mark-to-market adjustment recorded in 2015.

Provision for income taxes increased $87,286 due to the Company having higher pre-tax income because of the reasons enumerated.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2016 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2016 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Revenue recognition -- CreditRiskMonitor’s North American and worldwide service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists, fees are fixed and determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2015 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

Competition. The online commerce market, particularly over the Web, is intensely competitive. The Company’s current or potential competitors include (i) companies now selling or who will be selling credit analysis data, such as Dun & Bradstreet which currently has the dominant position in the industry and the financial resources to invest much more than the Company can while withstanding substantial price competition, and (ii) a number of indirect competitors that specialize in online commerce or information or who derive a substantial portion of the revenues from online commerce, advertising or information, and who may offer competing products, and many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, breadth of coverage, quality of editorial and other site content and reliability and speed of delivery. Many of the Company’s competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company’s competitors may be able to secure data from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

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

Risks of New Business Areas. The Company intends to expand its operations by continuing to promote new and complementary products and by expanding the breadth and depth of its product or service offerings. Expansion of the Company’s operations in this manner will require significant additional expense and development, operations and editorial resources and could strain the Company’s management, financial and operational resources. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by customers could damage the Company’s reputation or the CreditRiskMonitor brand. The lack of market acceptance of such efforts or the Company’s inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity and cash flows for the years then ended. CreditRiskMonitor.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2015 and 2014, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ CohnReznick LLP

Jericho, New York
March 29, 2016

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$8,717,899	$7,529,468
Marketable securities	245,474	1,363,439
Accounts receivable, net of allowance of $30,000	1,927,428	2,078,710
Other current assets	749,925	516,585

Total current assets	11,640,726	11,488,202

Property and equipment, net	395,026	337,339
Goodwill	1,954,460	1,954,460
Other assets	33,999	23,682

Total assets	$14,024,211	$13,803,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,436,764	$7,612,836
Accounts payable	78,267	137,258
Accrued expenses	1,241,317	1,230,966

Total current liabilities	8,756,348	8,981,060

Deferred taxes on income, net	806,161	743,691
Other liabilities	4,314	2,546

Total liabilities	9,566,823	9,727,297

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,321 and 10,472,042 shares, respectively	107,223	104,720
Additional paid-in capital	29,473,845	29,175,750
Accumulated deficit	(25,123,680)	(25,204,084)

Total stockholders’ equity	4,457,388	4,076,386

Total liabilities and stockholders’ equity	$14,024,211	$13,803,683

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2015 and 2014

	2015	2014

Operating revenues	$12,486,316	$12,203,526

Operating expenses:
Data and product costs	4,665,360	4,721,114
Selling, general and administrative expenses	6,685,528	6,568,885
Depreciation and amortization	218,621	221,452

Total operating expenses	11,569,509	11,511,451

Income from operations	916,807	692,075
Other income, net	2,344	17,127

Income before income taxes	919,151	709,202
Provision for income taxes	(425,934)	(338,648)

Net income	$493,217	$370,554

Net income per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.03

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2014	10,346,201	$103,462	$28,958,648	$(25,172,188)	$3,889,922

Net income	-	-	-	370,554	370,554
Cash dividend paid	-	-	-	(402,450)	(402,450)
Exercise of stock options	125,841	1,258	(1,207)	-	51
Stock-based compensation	-	-	125,519	-	125,519
Tax benefit from stock option plans	-	-	92,790	-	92,790

Balance December 31, 2014	10,472,042	104,720	29,175,750	(25,204,084)	4,076,386

Net income	-	-	-	493,217	493,217
Cash dividend paid	-	-	-	(412,402)	(412,402)
Cash settlement of fractional shares on stock split	-	-	-	(411)	(411)
Exercise of stock options	250,279	2,503	37,080	-	39,583
Stock-based compensation	-	-	127,839	-	127,839
Tax benefit from stock option plans	-	-	133,176	-	133,176

Balance December 31, 2015	10,722,321	$107,223	$29,473,845	$(25,123,680)	$4,457,388

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net income	$493,217	$370,554
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	62,469	(39,405)
Depreciation and amortization	218,621	221,452
Stock-based compensation	127,839	125,519
Unrealized loss on marketable securities	42,753	38,093
Deferred rent	1,768	(2,553)
Loss on retirement of fixed assets	--	96
Tax benefits from stock option plans	(133,176)	(92,790)
Changes in operating assets and liabilities:
Accounts receivable, net	151,282	(371,128)
Other current assets	(100,163)	157,337
Other assets	(10,317)	(29)
Deferred revenue	(176,072)	920,784
Accounts payable	(58,991)	50,780
Accrued expenses	10,351	(49,350)

Net cash provided by operating activities	629,581	1,329,360

Cash flows from investing activities:
(Purchase) sale of marketable securities	1,075,212	(3,510)
Purchase of property and equipment	(276,308)	(136,205)

Net cash provided by (used in) investing activities	798,904	(139,715)

Cash flows from financing activities:
Dividend paid to stockholders	(412,402)	(402,450)
Settlement of fractional shares in stock split paid to stockholders	(411)	--
Proceeds from exercise of stock options	39,583	51
Tax benefit from stock option plans	133,176	92,790

Net cash used in financing activities	(240,054)	(309,609)

Net increase in cash and cash equivalents	1,188,431	880,036
Cash and cash equivalents at beginning of year	7,529,468	6,649,432

Cash and cash equivalents at end of year	$8,717,899	$7,529,468

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$455,356	$246,195

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the “Company” or “CreditRiskMonitor”) provides a totally interactive business-to-business Internet-based service designed specifically for corporate credit professionals. This service is sold predominantly to corporations located in the United States. In addition, the Company is a re-distributor of international credit reports in the United States.

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2015 and 2014 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2015, management believes no impairment of long-lived assets has occurred.

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

Revenue Recognition

CreditRiskMonitor’s North American and worldwide service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. The Company initially records amounts billed as accounts receivable and defers the related revenue until persuasive evidence of an arrangement exists, fees are fixed and determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

Income Per Share

Income per share is computed under the provisions of ASC 260, “Earnings Per Share”. Amounts reported as basic and diluted net income per share for each of the two years in the period ended December 31, 2015 reflect the net income for the year divided by the weighted average of common shares outstanding during the year and the weighted average of common shares outstanding adjusted for the effects of potentially dilutive securities (see Note 9).

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

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2015 and 2014, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

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

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2015 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2015 and 2014.

Stock Split

On October 21, 2015, the Company's Board of Directors authorized a 1.3-for-1 split of its common stock, in the form of a 30% stock dividend, payable to stockholders of record as of November 30, 2015. Shares resulting from the split were issued on December 15, 2015. In connection therewith, the Company transferred $24,745 from accumulated deficit to common stock, representing the par value of additional shares issued. As a result of the stock split, fractional shares equal to 110 whole shares were repurchased for $411. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2015	2014

Cash	$674,260	$756,691
Money market funds	8,043,639	6,772,777

	$8,717,899	$7,529,468

NOTE 4 - MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320. Accordingly, the Company classifies its marketable securities at acquisition as either: (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is a Level 1 input, as established by the fair value hierarchy under ASC 320. The related unrealized gains/(losses) are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2015 and 2014 are summarized as follows:

	Adjusted Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2015:
Marketable equity security	$269,053	$--	$(23,579)	$245,474

2014:
U.S. Treasury Note, due 11/15/2015	$1,210,503	$--	$(95,047)	$1,115,456
Marketable equity security	268,014	--	(20,031)	247,983
	$1,478,517	$--	$(115,078)	$1,363,439

NOTE 5 - INCOME TAXES

Historically, the Company generated net operating loss (“NOL”) carryforwards for income tax purposes, which were available for carryforward against future taxable income. As of December 31, 2012, the Company had fully utilized its Federal NOL carryforwards.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The Company’s income tax expense consisted of the following:

	2015	2014
Current:
Federal	$276,315	$294,520
State	87,149	83,532
Deferred:
Federal	34,978	(31,524)
State	27,492	(7,880)

	$425,934	$338,648

The actual tax expense for 2015 and 2014 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2015	2014

Computed "expected" expense	$312,511	$241,129
Permanent differences	41,476	41,612
State and local income tax expense	75,663	49,930
True-up of deferred taxes	(6,126)	5,977
Other	2,410	--

Income tax expense	$425,934	$338,648

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Stock option expense	$--	$29,012
Accrued vacation	68,280	35,378
Mark-to-market	9,510	55,132
Bad debt expense	12,100	--
Deferred rent	1,740	--
Other	14,892	30,866

Total deferred tax assets	106,522	150,388

Deferred tax liabilities:
Stock option expense	(13,221)	--
Goodwill amortization	(788,308)	(777,965)
Fixed asset depreciation	(111,154)	(116,114)

Total deferred tax liabilities	(912,683)	(894,079)

Net deferred tax liabilities	$(806,161)	$(743,691)

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2015, 1,001,650 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2015, the Company does not have any preferred stock outstanding.

Stock Options and Stock Appreciation Rights

At December 31, 2015, the Company has two stock option plans: the 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”).

The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,509,000 shares of common stock. No stock options may be granted under this Plan after May 11, 2009. At December 31, 2015, there were options outstanding for 39,000 shares of common stock under this plan.

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

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,300,000 shares of common stock. At December 31, 2015, there were options outstanding for 298,350 shares of common stock under this plan.

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

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2015 and 2014, nor are there any stock appreciation rights outstanding at December 31, 2015 and 2014.

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2015 and 2014 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2014	841,750	$1.7095
Exercised	(198,900)	0.7805
Forfeited	(14,300)	5.2804
Granted	--	--

Outstanding at December 31, 2014	628,550	$1.9222
Exercised	(341,250)	0.8630
Forfeited	(1,950)	2.3154
Granted	52,000	2.0385

Outstanding at December 31, 2015	337,350	$3.0092

As of December 31, 2015, there were 1,001,650 shares of common stock reserved for the granting of additional options.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2015	2014

Data and product costs	$11,780	$11,780
Selling, general and administrative costs	116,059	113,739

	$127,839	$125,519

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

No options were granted during the year ended December 31, 2014. The fair value of options granted during the year ended December 31, 2015 was $2.65. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

2015
Risk-free interest rate	1.73%
Expected dividend yield	1.89%
Expected volatility factor	2.50
Expected life of the option (years)	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	39,000	1.70	$1.8308	39,000	$1.8308
$ 2.01 - $ 3.00	118,300	7.65	$2.1937	-	-
$ 3.01 - $ 6.00	180,050	4.45	$3.8003	-	-

	337,350	5.25	$3.0092	39,000	$1.8308

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $1.94 as of December 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2015 and 2014 was $4,202 and $365,350, respectively.

As of December 31, 2015, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $408,583. This cost will be amortized on a straight-line basis over a weighted average term of 3.72 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2015	2014

Computer equipment and software	$1,352,071	$1,098,832
Furniture and fixtures	225,144	222,894
Leasehold improvements	188,476	168,433
Capital lease	90,043	90,043
	1,855,734	1,580,202
Less accumulated depreciation and amortization	(1,460,708)	(1,242,863)

	$395,026	$337,339

NOTE 8 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires on July 31, 2020. Rental expenses under operating leases were $285,565 and $291,239 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments for noncancelable operating leases at December 31, 2015 are as follows:

Operating Leases

2016	$166,592
2017	170,147
2018	174,876
2019	180,272
2020	107,027

Total minimum lease payments	$798,914

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2015	2014

Net income	$493,217	$370,554

Weighted average common shares outstanding – basic	10,627,676	10,395,297
Potential shares exercisable under stock option plans	326,463	563,063
LESS: Shares which could be repurchased under treasury stock method	(162,983)	(251,577)
Weighted average common shares outstanding – diluted	10,791,156	10,706,783

Net income per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.03

For fiscal 2015 and 2014, the computation of diluted net income per share excludes the effects of the assumed exercise of 147,713 and 245,213 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2015.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	75	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	59	President/Chief Operating Officer	2005
Lawrence Fensterstock	65	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	74	Director	2005
Jeffrey S. Geisenheimer	50	Director	2005
Joshua M. Flum	46	Director	2007
Richard J. James	76	Director	1992

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

Significant Employees

Michael Broos has been Chief Technology Officer since December 2001. He has more than 30 years of experience leading technology teams in the development and implementation of software applications for the Internet, Windows, DOS, and mainframes. Before joining the Company, Mr. Broos was Senior Vice President of Technology for About.com; Chief Technology Officer of Fan2Fan.com; Chief Technology Officer of AKA.com; Vice President of Internet Solutions for Inventure.com; and Vice President of Software Development for Dun & Bradstreet for 8 years. Prior to joining Dun & Bradstreet in 1990, Mr. Broos was an independent consultant and entrepreneur for 10 years, during which time he co-founded several software companies, including Infocom (the creators of Zork). Mr. Broos began his career with a ten-year stint on the academic computer research staff of the M.I.T. Laboratory of Computer Science, where he developed interactive, graphical and email-based applications for the ARPANET (the precursor of today’s Internet).

Camilo Gomez joined the Company in October 2009 to lead a new Quantitative Research effort. Prior to joining the Company, Dr. Gomez was a principal at Lone Pine Mesa LLC, where he consulted with companies in the area of specialty finance since 2005. Prior to that, he was a Managing Director at Standard & Poor’s Risk Solutions group since 2001. Before S&P, Dr. Gomez was co-founder and Group Head for Financial Analytics for the Center for Adaptive Systems & Applications (“CASA”), a company spun off from the Los Alamos National Laboratory where he had been a researcher. Formed in collaboration with Citibank, CASA provided quantitative analytical consulting services to Fortune 500 companies. A major focus at CASA was to develop scoring and economic response models covering different regions of the globe. Dr. Gomez earned a B.S. in 1980 and a Ph.D. in 1985 from the Massachusetts Institute of Technology.

Patricia A. McParland joined the Company in November 2014 to head our Marketing effort. She brings more than 20 years of business information industry experience in marketing and product management for industry leaders such as Dun & Bradstreet and Dow Jones & Company as well as smaller companies. Most recently she headed the corporate marketing team at Dun & Bradstreet, performing progressively more challenging roles in marketing communications, product marketing and product management over a 13 year tenure there. From 1992-2000, Ms. McParland worked for Dow Jones & Company, where she provided integral leadership in the redesign of Dow Jones Interactive, a Web-based research service for enterprise customers, and in the creation of Factiva.com, its successor formed by a joint venture with Reuters. Her experience in the information industry includes all aspects of marketing, from product creation through launch, sales enablement, branding, marketing communications and digital marketing. She started her career in marketing communications at NewsNet, a pioneer in online business news. Ms. McParland holds a B.A. in English from the College of William and Mary.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2015, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with, except that a Form 4 for Andrew Melnick and another for William Danner were filed late.

Code of Ethics

CreditRiskMonitor’s Board of Directors has adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officers. This Code applies to the Company’s Chief Executive Officer, President and Chief Financial Officer (who also is the Company’s principal accounting officer).

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company’s last fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)		All Other Compensation		Total
Jerome S. Flum, Chairman and Chief Executive Officer	2015 2014	$ $	170,000 164,760	$ $	40,000 33,750	$ $	-0- -0-	$ $	-0- -0-	$ $	210,000 198,510
William B. Danner, President	2015 2014	$ $	204,600 198,600	$ $	65,000 48,750	$ $	10,911 10,911	$ $	-0- -0-	$ $	280,511 258,261
Lawrence Fensterstock, Senior Vice President	2015 2014	$ $	170,000 164,760	$ $	63,000 47,250	$ $	740 740	$ $	-0- -0-	$ $	233,740 212,750

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

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2015, adjusted to reflect the Company’s 1.3-for-1 stock split, effected in the form of a 30% stock dividend, effective as of December 15, 2015:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
William B. Danner	-0- -0-	13,000 6,500	-0- -0-	$ $	5.58 2.32	01-14-21 07-11-22
Lawrence Fensterstock	-0-	2,600	-0-		$2.32	07-11-22

The closing market price of the Company’s common stock on December 31, 2015 was $1.94 per share.

The options under Mr. Danner’s grants expiring in 2021 and 2022 and Mr. Fensterstock’s grant expiring in 2022 may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective January 1, 2010, non-employee directors receive $750 per quarter or a total of $3,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$3,000	$1,850	$4,850
Jeffrey S. Geisenheimer	$3,000	$1,850	$4,850
Joshua M. Flum	$3,000	$7,584	$10,584
Richard J. James	$3,000	$1,850	$4,850

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 6 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 8, 2016 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P./ La’Dadande Limited Partnership/ Lawrence J. Goldstein(2) 1865 Palmer Avenue Larchmont, NY 10538	815,901	7.58%
Arosa Investment Management LLC(3) 540 N Dearborn Street Chicago, IL 60610	633,950	5.89%
Flum Partners (4)	5,641,134	52.42%
Jerome S. Flum	6,238,776(5)(6)	57.97%
William B. Danner	169,936	1.58%
Lawrence Fensterstock	140,818	1.31%
Andrew J. Melnick	52,000	-----*
Jeffrey S. Geisenheimer	121,448	1.13%
Joshua M. Flum	45,500	-----*
Richard J. James	60,450	-----*
All directors and executive officers (as a group (7 persons))	6,828,928(5)(6)	63.46%

*less than 1%

(1) Does not give effect to (a) options to purchase 348,350 shares of Common Stock granted to 27 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, and (b) options to purchase an aggregate of 34,000 shares granted to the non-employee directors pursuant to the 2009 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,600 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 39,000 shares of Common Stock granted to Mr. Joshua Flum which are immediately exercisable.

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

(3) Based on the information contained in a Schedule 13G filed July 7, 2015. The managing member of Arosa Investment Management LLC is Alex Tabatabai.

(4) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(5) Includes 5,641,134 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,238,776 shares of Common Stock, or 57.97% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

(6) Includes 7,800 shares of Common Stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum. Also, includes 260,000 shares of Common Stock owned by Family Trusts established by Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

The Company’s equity compensation plans approved by stockholders are the 1998 Long-Term Incentive Plan, which expired May 11, 2009, and the 2009 Long-Term Incentive Plan. The 2009 Long-Term Incentive Plan provides for the grant of options and other awards up to an aggregate of 1,300,000 shares of common stock.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2015, adjusted to reflect the Company’s 1.3-for-1 stock split, effected in the form of a 30% stock dividend, effective as of December 15, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	337,350	$3.01	1,001,650
Total	337,350	$3.01	1,001,650

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2015	2014

Audit fees (1)	$95,000	$92,500
Audit related fees (2)	-	-
Tax fees (3)	10,000	10,000
All other fees	-	-

Total fees	$105,000	$102,500

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns.

The engagement of CohnReznick LLP for the 2015 and 2014 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 29, 2016	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2016	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2016	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 29, 2016	By:	/s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 29, 2016	By:	/s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 29, 2016	By:	/s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 29, 2016	By:	/s/	Richard J. James
Richard J. James
Director