Form 10-Q
period 2016-03-31
CREDITRISKMONITOR COM INC
filed 2016-05-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
(Address of principal executive offices, including zip code)

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
Common stock $.01 par value – 10,722,321 shares outstanding as of May 3, 2016.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,620,077	$8,717,899
Marketable securities	262,135	245,474
Accounts receivable, net of allowance	2,032,343	1,927,428
Other current assets	1,089,352	749,925

Total current assets	12,003,907	11,640,726

Property and equipment, net	469,881	395,026
Goodwill	1,954,460	1,954,460
Other assets	62,460	33,999

Total assets	$14,490,708	$14,024,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$8,026,551	$7,436,764
Accounts payable	60,786	78,267
Accrued expenses	1,185,154	1,241,317

Total current liabilities	9,272,491	8,756,348

Deferred taxes on income, net	806,161	806,161
Other liabilities	6,902	4,314

Total liabilities	10,085,554	9,566,823

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,321 shares	107,223	107,223
Additional paid-in capital	29,511,937	29,473,845
Accumulated deficit	(25,214,006)	(25,123,680)

Total stockholders’ equity	4,405,154	4,457,388

Total liabilities and stockholders’ equity	$14,490,708	$14,024,211

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	2016	2015

Operating revenues	$3,117,143	$3,070,206

Operating expenses:
Data and product costs	1,255,792	1,229,736
Selling, general and administrative expenses	1,970,439	1,730,813
Depreciation and amortization	50,626	52,747

Total operating expenses	3,276,857	3,013,296

Income (loss) from operations	(159,714)	56,910
Other income, net	17,911	4,956

Income (loss) before income taxes	(141,803)	61,866
Benefit from (provision for) income taxes	51,477	(25,345)

Net income (loss)	$(90,326)	$36,521

Net income (loss) per share of common stock:

Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding:

Basic	10,722,321	10,481,065
Diluted	10,722,321	10,702,721

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	2016	2015

Cash flows from operating activities:
Net income (loss)	$(90,326)	$36,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,626	52,747
Deferred rent	2,588	(1,091)
Stock-based compensation	38,092	31,412
Unrealized gain on marketable securities	(16,661)	(4,453)
Tax benefit from stock option plans	--	(37,522)
Changes in operating assets and liabilities:
Accounts receivable	(104,915)	638,200
Other current assets	(339,427)	(19,637)
Other assets	(28,461)	(28,145)
Deferred revenue	589,787	100,971
Accounts payable	(17,481)	(94,017)
Accrued expenses	(56,163)	(489,597)

Net cash provided by operating activities	27,659	185,389

Cash flows from investing activities:
Purchase of property and equipment	(125,481)	(17,855)

Net cash used in investing activities	(125,481)	(17,855)

Cash flows from financing activities:
Proceeds from exercise of stock options	--	30,083
Tax benefits from stock option plans	--	37,522

Net cash provided by financing activities	--	67,605

Net increase (decrease) in cash and cash equivalents	(97,822)	235,139
Cash and cash equivalents at beginning of period	8,717,899	7,529,468

Cash and cash equivalents at end of period	$8,620,077	$7,764,607

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2015 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

(2) Stock Split

On October 21, 2015, the Company’s Board of Directors authorized a 1.3-for-1 split of its common stock, in the form of a 30% stock dividend, payable to stockholders of record as of November 30, 2015. Shares resulting from the split were issued on December 15, 2015. All share and per share amounts for all prior periods presented have been retroactively adjusted to reflect the stock split.

(3) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended March 31,
	2016	2015

Data and product costs	$8,554	$2,945
Selling, general and administrative expenses	29,538	28,467

	$38,092	$31,412

Index
(4) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2016 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

(5) Fair Value Measurements

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,620,077	$-	$-	$8,620,077	$8,717,899
Marketable securities	262,135	-	-	262,135	245,474

Total	$8,882,212	$-	$-	$8,882,212	$8,963,373

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2016 or December 31, 2015.

(6) Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

Index
	3 Months Ended March 31
	2016	2015

Weighted average number of common shares outstanding – basic	10,722,321	10,481,065
Potential shares exercisable under stock option plans	--	380,250
LESS: Shares which could be repurchased under treasury stock method	--	(158,594)

Weighted average number of common shares outstanding – diluted	10,722,321	10,702,721

All outstanding stock options were excluded from the computation of diluted loss per share for the three months ended March 31, 2016 as they were anti-dilutive. Potential common shares of 358,951 related to the Company's outstanding stock options were excluded from the computation of diluted income per share for the three months ended March 31, 2015, as inclusion of these shares would have been anti-dilutive.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$8,882	$8,963
Accounts receivable, net	$2,032	$1,927
Working capital	$2,731	$2,884
Cash ratio	0.96	1.02
Quick ratio	1.18	1.24
Current ratio	1.29	1.33

The Company has invested some of its excess cash in debt instruments of the United States Government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2016, the Company had $8.88 million in cash, cash equivalents and marketable securities, a decrease of approximately $81,000 from December 31, 2015. The reason for this decrease was that the cash used to acquire property and equipment ($125,000) exceeded the cash generated by operating activities ($28,000).

The Company’s cash provided by operating activities was positive despite its net loss for the quarter primarily due to the 8% increase in deferred revenue. Additionally, the main component of current liabilities at March 31, 2016 is deferred revenue of $8.03 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended March 31,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,117,143	100.00%	$3,070,206	100.00%

Operating expenses:
Data and product costs	1,255,792	40.29%	1,229,736	40.06%
Selling, general and administrative expenses	1,970,439	63.21%	1,730,813	56.37%
Depreciation and amortization	50,626	1.62%	52,747	1.72%
Total operating expenses	3,276,857	105.12%	3,013,296	98.15%

Income (loss) from operations	(159,714)	(5.12%)	56,910	1.85%
Other income, net	17,911	0.57%	4,956	0.17%

Income (loss) before income taxes	(141,803)	(4.55%)	61,866	2.02%
Benefit from (provision for) income taxes	51,477	1.65%	(25,345)	(0.83%)

Net income (loss)	$(90,326)	(2.90%)	$36,521	1.19%

Operating revenues increased $46,937, or 2%, for the three months ended March 31, 2016 compared to the first quarter of fiscal 2015. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $26,056, or 2%, for the first quarter of 2016 compared to the same period of fiscal 2015. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount, partially offset by the lower cost of third-party content, due to the negotiated decrease in a major contract, and the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced.

Selling, general and administrative expenses increased $239,626, or 14%, for the first quarter of fiscal 2016 compared to the same period of fiscal 2015. This increase was due to higher marketing expenditures, higher professional and consulting fees, and higher salary and related employee benefits. This increase in marketing expenses is part of our 2016 plan to drive increased traffic to the Company’s website, and improve customers’ experience using the website, with the hope of incremental future sales. This is the Company’s first significant marketing campaign and it includes investment in a substantial redesign of the website, which was launched early in the second quarter.

Depreciation and amortization decreased $2,121, or 4%, for the first quarter of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated. The increase in property and equipment, net since year end is due to a deposit made at the end of the first quarter for a new telephone system scheduled to be installed in late April 2016.

Other income, net increased $12,955 for first quarter of fiscal 2016 compared to the same period last year. This increase was due to a larger mark-to-market adjustment related to the Company’s investments recorded in this year’s first quarter.

Provision for income taxes decreased $76,822 for the first quarter of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to the Company being in a pre-tax loss position in 2016 versus a pre-tax income position in 2015 because of the reasons enumerated above.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will increase in dollar amount and as a percentage of revenues during the remainder of 2016 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses and data costs will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2016 and future periods because it expects to employ more development personnel on average compared to prior periods, obtain additional data and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are largely discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 12, 2016	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer