Form 10-Q
period 2016-06-30
CREDITRISKMONITOR COM INC
filed 2016-08-10
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Common stock $.01 par value – 10,722,321 shares outstanding as of August 3, 2016.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$9,286,932	$8,717,899
Marketable securities	276,587	245,474
Accounts receivable, net of allowance	1,555,259	1,927,428
Other current assets	911,709	749,925

Total current assets	12,030,487	11,640,726

Property and equipment, net	437,971	395,026
Goodwill	1,954,460	1,954,460
Other assets	51,293	33,999

Total assets	$14,474,211	$14,024,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,958,319	$7,436,764
Accounts payable	132,985	78,267
Accrued expenses	1,159,658	1,241,317

Total current liabilities	9,250,962	8,756,348

Deferred taxes on income, net	790,464	806,161
Other liabilities	9,490	4,314

Total liabilities	10,050,916	9,566,823

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,321 shares	107,223	107,223
Additional paid-in capital	29,550,732	29,473,845
Accumulated deficit	(25,234,660)	(25,123,680)

Total stockholders’ equity	4,423,295	4,457,388

Total liabilities and stockholders’ equity	$14,474,211	$14,024,211

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	2016	2015

Operating revenues	$3,175,632	$3,107,106

Operating expenses:
Data and product costs	1,172,669	1,170,236
Selling, general and administrative expenses	2,003,244	1,639,430
Depreciation and amortization	48,506	60,438

Total operating expenses	3,224,419	2,870,104

Income (loss) from operations	(48,787)	237,002
Other income, net	16,270	738

Income (loss) before income taxes	(32,517)	237,740
Benefit from (provision for) income taxes	11,863	(102,667)

Net income (loss)	$(20,654)	$135,073

Net income (loss) per share of common stock:

Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted average number of common shares outstanding:

Basic	10,722,321	10,612,293
Diluted	10,722,321	10,803,489

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	2016	2015

Operating revenues	$6,292,775	$6,177,312

Operating expenses:
Data and product costs	2,428,461	2,399,972
Selling, general and administrative expenses	3,973,683	3,370,243
Depreciation and amortization	99,132	113,185

Total operating expenses	6,501,276	5,883,400

Income (loss) from operations	(208,501)	293,912
Other income, net	34,181	5,694

Income (loss) before income taxes	(174,320)	299,606
Benefit from (provision for) income taxes	63,340	(128,012)

Net income (loss)	$(110,980)	$171,594

Net income (loss) per share of common stock:

Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average number of common shares outstanding:

Basic	10,722,321	10,546,679
Diluted	10,722,321	10,753,105

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	2016	2015

Cash flows from operating activities:
Net income (loss)	$(110,980)	$171,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,132	113,185
Stock-based compensation	76,887	63,672
Unrealized (gain) loss on marketable securities	(31,113)	19,332
Tax benefit from stock option plans	--	(67,371)
Deferred income taxes	(15,697)	(22,824)
Deferred rent	5,176	(2,182)
Changes in operating assets and liabilities:
Accounts receivable	372,169	461,440
Other current assets	(161,784)	(240,092)
Other assets	(17,294)	(17,098)
Deferred revenue	521,555	183,444
Accounts payable	54,718	(54,218)
Accrued expenses	(81,659)	(134,910)

Net cash provided by operating activities	711,110	473,972

Cash flows from investing activities:
Purchase of property and equipment	(142,077)	(187,670)

Net cash used in investing activities	(142,077)	(187,670)

Cash flows from financing activities:
Proceeds from exercise of stock options	--	33,084
Tax benefits from stock option plans	--	67,371

Net cash provided by financing activities	--	100,455

Net increase in cash and cash equivalents	569,033	386,757
Cash and cash equivalents at beginning of period	8,717,899	7,529,468

Cash and cash equivalents at end of period	$9,286,932	$7,916,225

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of a full fiscal year.

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

(3) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2016	2015	2016	2015

Data and product costs	$8,738	$2,945	$17,292	$5,890
Selling, general and administrative expenses	30,057	29,316	59,595	57,782

	$38,795	$32,261	$76,887	$63,672

Index
(4) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2016 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

The Company’s cash equivalents and marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Marketable securities include mutual funds.

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$9,286,932	$-	$-	$9,286,932	$8,717,899
Marketable securities	276,587	-	-	276,587	245,474

Total	$9,563,519	$-	$-	$9,563,519	$8,963,373

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2016 or December 31, 2015.

(6) Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

Index
	3 Months Ended June 30,		6 Months Ended June 30,
	2016	2015	2016	2015

Weighted average number of common shares outstanding – basic	10,722,321	10,612,293	10,722,321	10,546,679
Potential shares exercisable under stock option plans	--	409,500	--	394,875
LESS: Shares which could be repurchased under treasury stock method	--	(218,304)	--	(188,449)

Weighted average number of common shares outstanding – diluted	10,722,321	10,803,489	10,722,321	10,753,105

All outstanding stock options were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2016 as they were anti-dilutive. Potential common shares of 180,050 and 214,175 related to the Company's outstanding stock options were excluded from the computation of diluted income per share for the three and six months ended June 30, 2015, respectively, as inclusion of these shares would have been anti-dilutive.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$9,564	$8,963
Accounts receivable, net	$1,555	$1,927
Working capital	$2,780	$2,884
Cash ratio	1.03	1.02
Quick ratio	1.20	1.24
Current ratio	1.30	1.33

The Company has invested some of its excess cash in debt instruments of the United States Government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2016, the Company had $9.56 million in cash, cash equivalents and marketable securities, an increase of approximately $601,000 from December 31, 2015. The reason for this increase was that the cash generated by operating activities ($711,000) exceeded cash used to acquire property and equipment ($142,000).

The Company’s cash provided by operating activities was positive despite its net loss for the six months primarily due to the 19% decrease in accounts receivable and the 7% increase in deferred revenue. Additionally, the main component of current liabilities at June 30, 2016 is deferred revenue of $7.96 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Results of Operations

	3 Months Ended June 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,175,632	100.00%	$3,107,106	100.00%

Operating expenses:
Data and product costs	1,172,669	36.93%	1,170,236	37.66%
Selling, general and administrative expenses	2,003,244	63.08%	1,639,430	52.76%
Depreciation and amortization	48,506	1.53%	60,438	1.95%
Total operating expenses	3,224,419	101.54%	2,870,104	92.37%

Income (loss) from operations	(48,787)	(1.54%)	237,002	7.63%
Other income, net	16,270	0.51%	738	0.02%

Income (loss) before income taxes	(32,517)	(1.03%)	237,740	7.65%
Benefit from (provision for) income taxes	11,863	0.38%	(102,667)	(3.30%)

Net income (loss)	$(20,654)	(0.65%)	$135,073	4.35%

Operating revenues increased $68,526, or 2%, for the three months ended June 30, 2016 compared to the second quarter of fiscal 2015. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $2,433, or 0.2%, for the second quarter of 2016 compared to the same period of fiscal 2015. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount, partially offset by the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced.

Selling, general and administrative expenses increased $363,814, or 22%, for the second quarter of fiscal 2016 compared to the same period of fiscal 2015. This increase was due to higher marketing expenditures and higher salary and related employee benefits. This increase in marketing expenses is part of our 2016 plan to drive increased traffic to the Company’s website, and improve customers’ experience using the website, with the hope of incremental future sales. This is the Company’s first significant marketing campaign and it includes investment in a substantial redesign of the website, which was launched early in the second quarter.

Depreciation and amortization decreased $11,932, or 20%, for the second quarter of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated. The increase in property and equipment, net since year end is due to a deposit made at the end of the first quarter for a new telephone system.

Other income, net increased $15,532 for second quarter of fiscal 2016 compared to the same period last year. This increase was due to a larger mark-to-market adjustment related to the Company’s investments recorded in this year’s second quarter.

Provision for income taxes decreased $114,530 for the second quarter of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to the Company being in a pre-tax loss position in 2016 versus a pre-tax income position in 2015 because of the reasons enumerated above.

Index
	6 Months Ended June 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$6,292,775	100.00%	$6,177,312	100.00%

Operating expenses:
Data and product costs	2,428,461	38.59%	2,399,972	38.85%
Selling, general and administrative expenses	3,973,683	63.15%	3,370,243	54.56%
Depreciation and amortization	99,132	1.57%	113,185	1.83%
Total operating expenses	6,501,276	103.31%	5,883,400	95.24%

Income (loss) from operations	(208,501)	(3.31%)	293,912	4.76%
Other income, net	34,181	0.54%	5,694	0.09%

Income (loss) before income taxes	(174,320)	(2.77%)	299,606	4.85%
Benefit from (provision for) income taxes	63,340	1.01%	(128,012)	(2.07%)

Net income (loss)	$(110,980)	(1.76%)	$171,594	2.78%

Operating revenues increased $115,463, or 2%, for the six months ended June 30, 2016 compared to the first half of fiscal 2015. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $28,489, or 1%, for the first six months of 2016 compared to the same period of fiscal 2015. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount, partially offset by the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced, and lower data costs, as the Company incurred the cost of a one-time feed in 2015.

Selling, general and administrative expenses increased $603,440, or 18%, for the first six months of fiscal 2016 compared to the same period of fiscal 2015. This increase was due to higher marketing expenditures and higher salary and related employee benefits. This increase in marketing expenses is part of our 2016 plan to drive increased traffic to the Company’s website, and improve customers’ experience using the website, with the hope of incremental future sales. This is the Company’s first significant marketing campaign and it includes investment in a substantial redesign of the website, which was launched early in the second quarter.

Depreciation and amortization decreased $14,053, or 12%, for the first six months of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated. The increase in property and equipment, net since year end is due to a deposit made at the end of the first quarter for a new telephone system.

Other income, net increased $28,487 for first six months of fiscal 2016 compared to the same period last year. This increase was due to a larger mark-to-market adjustment related to the Company’s investments recorded in this year’s first half.

Provision for income taxes decreased $191,352 for the first six months of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to the Company being in a pre-tax loss position in 2016 versus a pre-tax income position in 2015 because of the reasons enumerated above.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

____

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 10, 2016	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer