Form 10-Q
period 2016-09-30
CREDITRISKMONITOR COM INC
filed 2016-11-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

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
Common stock $.01 par value – 10,722,401 shares outstanding as of November 4, 2016.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$9,561,016	$8,717,899
Marketable securities	274,029	245,474
Accounts receivable, net of allowance	1,490,154	1,927,428
Other current assets	686,418	555,871

Total current assets	12,011,617	11,446,672

Property and equipment, net	403,359	395,026
Goodwill	1,954,460	1,954,460
Prepaid and other assets	46,676	33,999

Total assets	$14,416,112	$13,830,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,857,159	$7,436,764
Accounts payable	162,814	78,267
Accrued expenses	1,249,758	1,241,317

Total current liabilities	9,269,731	8,756,348

Deferred taxes on income	743,757	759,454
Other liabilities	11,242	4,314

Total liabilities	10,024,730	9,520,116

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 and 10,722,321 shares, respectively	107,224	107,223
Additional paid-in capital	29,392,158	29,279,791
Accumulated deficit	(25,108,000)	(25,076,973)

Total stockholders’ equity	4,391,382	4,310,041

Total liabilities and stockholders’ equity	$14,416,112	$13,830,157

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	2016	2015

Operating revenues	$3,237,687	$3,153,249

Operating expenses:
Data and product costs	1,254,151	1,134,296
Selling, general and administrative expenses	1,808,184	1,635,790
Depreciation and amortization	48,894	54,470

Total operating expenses	3,111,229	2,824,556

Income from operations	126,458	328,693
Other expense, net	(589)	(4,680)

Income before income taxes	125,869	324,013
Provision for income taxes	(45,916)	(124,614)

Net income	$79,953	$199,399

Net income per share of common stock:

Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding:

Basic	10,722,326	10,691,193
Diluted	10,804,989	10,811,295

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	2016	2015

Operating revenues	$9,530,462	$9,330,561

Operating expenses:
Data and product costs	3,682,612	3,534,268
Selling, general and administrative expenses	5,781,867	5,006,033
Depreciation and amortization	148,026	167,655

Total operating expenses	9,612,505	8,707,956

Income (loss) from operations	(82,043)	622,605
Other income, net	33,592	1,014

Income (loss) before income taxes	(48,451)	623,619
Benefit from (provision for) income taxes	17,424	(242,641)

Net income (loss)	$(31,027)	$380,978

Net income (loss) per share of common stock:

Basic	$0.00	$0.04
Diluted	$0.00	$0.04

Weighted average number of common shares outstanding:

Basic	10,722,322	10,596,151
Diluted	10,722,322	10,773,801

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	2016	2015

Cash flows from operating activities:
Net income (loss)	$(31,027)	$380,978
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148,026	167,655
Stock-based compensation	112,368	95,933
Unrealized (gain) loss on marketable securities	(27,777)	37,292
Tax benefit from stock option plans	--	(31,912)
Deferred taxes on income	(15,697)	(37,801)
Deferred rent	6,928	(820)
Changes in operating assets and liabilities:
Accounts receivable	437,274	701,076
Other current assets	(130,547)	(22,979)
Prepaid and other assets	(12,677)	(21,367)
Deferred revenue	420,395	(281,884)
Accounts payable	84,547	(25,681)
Accrued expenses	8,441	(67,070)

Net cash provided by operating activities	1,000,254	893,420

Cash flows from investing activities:
Purchase of marketable securities	(778)	(12,753)
Purchase of property and equipment	(156,359)	(254,908)

Net cash used in investing activities	(157,137)	(267,661)

Cash flows from financing activities:
Proceeds from exercise of stock options	--	39,584
Tax benefit from stock option plans	--	31,912

Net cash provided by financing activities	--	71,496

Net increase in cash and cash equivalents	843,117	697,255
Cash and cash equivalents at beginning of period	8,717,899	7,529,468

Cash and cash equivalents at end of period	$9,561,016	$8,226,723

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of a full fiscal year.

The December 31, 2015 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

The Company has identified certain immaterial errors in previously issued financial statements for the years ended December 31, 2015 and 2014 related to the accounting for non-qualified stock options. These immaterial errors resulted in a cumulative overstatement of its deferred tax liability and tax provision in the amount of $46,707 as well as a cumulative overstatement of additional paid-in capital and prepaid taxes in the amount of $194,054. The Company reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the errors to be immaterial to any prior period’s presentation. The accompanying Balance Sheet as of December 31, 2015 reflects the corrections of the aforementioned immaterial error.

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

(3) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

Index
	3 Months Ended September 30,		9 Months Ended September 30,
	2016	2015	2016	2015
Data and product costs	$8,738	$2,945	$26,029	$8,835
Selling, general and administrative expenses	26,743	29,316	86,339	87,098

	$35,481	$32,261	$112,368	$95,933

(4) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of September 30, 2016 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Total
Cash and cash equivalents	$9,561,016	$-	$-	$9,561,016	$8,717,899
Marketable securities	274,029	-	-	274,029	245,474

Total	$9,835,045	$-	$-	$9,835,045	$8,963,373

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2016 or December 31, 2015.

Index
(6) Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended September 30,		9 Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding – basic	10,722,326	10,691,193	10,722,322	10,596,151
Potential shares exercisable under stock option plans	360,450	232,700	--	340,817
LESS: Shares which could be repurchased under treasury stock method	(277,787)	(112,598)	--	(163,167)

Weighted average number of common shares outstanding – diluted	10,804,989	10,811,295	10,722,322	10,773,801

Potential common shares of 60,900 and 114,660 related to the Company's outstanding stock options were excluded from the computation of diluted income per share for the 3 months ended September 30, 2016 and 2015, respectively, as inclusion of these shares would have been anti-dilutive. All outstanding stock options were excluded from the computation of diluted loss per share for the 9 months ended September 30, 2016 as they were anti-dilutive. For the 9 months ended September 30, 2015, the computation of diluted net income per share excludes the effects of the assumed exercise of 178,317 options, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$9,835	$8,963
Accounts receivable, net	$1,490	$1,927
Working capital	$2,742	$2,690
Cash ratio	1.06	1.02
Quick ratio	1.22	1.24
Current ratio	1.30	1.31

The Company has invested some of its excess cash in debt instruments of the United States Government and mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2016, the Company had $9.84 million in cash, cash equivalents and marketable securities, an increase of approximately $872,000 from December 31, 2015. The reason for this increase was that cash generated by operating activities ($1,000,000) exceeded the cash used to acquire property and equipment ($157,000).

The Company’s cash provided by operating activities was positive despite its net loss for the nine months primarily due to the 23% decrease in accounts receivable and the 6% increase in deferred revenue. Additionally, the main component of current liabilities at September 30, 2016 is deferred revenue of $7.86 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended September 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,237,687	100.00%	$3,153,249	100.00%

Operating expenses:
Data and product costs	1,254,151	38.73%	1,134,296	35.97%
Selling, general and administrative expenses	1,808,184	55.85%	1,635,790	51.88%
Depreciation and amortization	48,894	1.51%	54,470	1.73%
Total operating expenses	3,111,229	96.09%	2,824,556	89.58%

Income from operations	126,458	3.91%	328,693	10.42%
Other expense, net	(589)	(0.02%)	(4,680)	(0.14%)

Income before income taxes	125,869	3.89%	324,013	10.28%
Provision for income taxes	(45,916)	(1.42%)	(124,614)	(3.96%)

Net income	$79,953	2.47%	$199,399	6.32%

Operating revenues increased $84,438, or 3%, for the three months ended September 30, 2016 compared to the same period of fiscal 2015. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $119,855, or 11%, for the third quarter of 2016 compared to the same period of fiscal 2015. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount.

Selling, general and administrative expenses increased $172,394, or 11%, for the third quarter of fiscal 2016 compared to the same period of fiscal 2015. This increase was due to higher marketing expenditures and higher salary and related employee benefits. The increase in marketing expenses is part of our 2016 plan to drive increased traffic to the Company’s website, and improve customers’ experience using the website, with the hope of incremental future sales. This is the Company’s first significant marketing campaign and it includes investment in a substantial redesign of the website, which was launched early in the second quarter.

Depreciation and amortization decreased $5,576, or 10%, for the third quarter of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated. The increase in property and equipment, net since year end is due to a deposit made at the end of the first quarter for a new telephone system that was not installed until mid- September.

Other expense, net decreased $4,091 for third quarter of fiscal 2016 compared to the same period last year. This decrease was due to a smaller negative mark-to-market adjustment related to the Company’s investments recorded in this year’s third quarter.

Provision for income taxes decreased $78,698 for the third quarter of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

Index
	9 Months Ended September 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$9,530,462	100.00%	$9,330,561	100.00%

Operating expenses:
Data and product costs	3,682,612	38.64%	3,534,268	37.88%
Selling, general and administrative expenses	5,781,867	60.67%	5,006,033	53.65%
Depreciation and amortization	148,026	1.55%	167,655	1.80%
Total operating expenses	9,612,505	100.86%	8,707,956	93.33%

Income (loss) from operations	(82,043)	(0.86%)	622,605	6.67%
Other income, net	33,592	0.35%	1,014	0.01%

Income (loss) before income taxes	(48,451)	(0.51%)	623,619	6.68%
Benefit from (provision for) income taxes	17,424	0.18%	(242,641)	(2.60%)

Net income (loss)	$(31,027)	(0.33%)	$380,978	4.08%

Operating revenues increased $199,901, or 2%, for the nine months ended September 30, 2016 compared to the same period of fiscal 2015. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $148,344, or 4%, for the first nine months of 2016 compared to the same period of fiscal 2015. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount, partially offset by the lower cost associated with the outsourcing of certain data entry tasks, as less tasks have been outsourced, and lower data costs, as the Company incurred the cost of a one-time feed in 2015.

Selling, general and administrative expenses increased $775,834, or 15%, for the first nine months of fiscal 2016 compared to the same period of fiscal 2015. This increase was due to higher marketing expenditures and higher salary and related employee benefits. The increase in marketing expenses is part of our 2016 plan to drive increased traffic to the Company’s website, and improve customers’ experience using the website, with the hope of incremental future sales. This is the Company’s first significant marketing campaign and it includes investment in a substantial redesign of the website, which was launched early in the second quarter.

Depreciation and amortization decreased $19,629 or 12%, for the first nine months of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated. The increase in property and equipment, net since year end is due to a deposit made at the end of the first quarter for a new telephone system that was not installed until mid- September.

Other income, net increased $32,578 for first nine months of fiscal 2016 compared to the same period last year. This increase was due to a larger mark-to-market adjustment related to the Company’s investments recorded in this year’s first nine months.

Provision for income taxes decreased $260,065 for the first nine months of fiscal 2016 compared to the same period of fiscal 2015. This decrease was due to the Company being in a pre-tax loss position in 2016 versus a pre-tax income position in 2015 because of the reasons enumerated above.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2016. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for income taxes, prior to filing this Quarterly Report on Form 10-Q.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of September 30, 2016, we did not maintain effective monitoring and oversight of controls over the completeness, existence, accuracy and presentation and disclosure of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, there were errors in the tax accounting for incentive stock options resulting in errors in the calculation of certain deferred tax balances and incorrect balance sheet classification and disclosure of certain balances in the notes to the financial statements. These errors resulted in adjustments to our financial statements as of and for the year ended December 31, 2015.

The errors arising from the underlying deficiency are not material to the financial statements reported in any interim or annual period. However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control over accounting for income taxes. The remediation plan includes implementing additional monitoring controls through revising and formalizing the income tax review processes. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until these remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

Except as noted above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

*
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2016	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer