Form 10-K
period 2016-12-31
CREDITRISKMONITOR COM INC
filed 2017-03-24
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016 was $15,675,206. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 6, 2017.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2017.

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

The Dun & Bradstreet Corporation (“Dun & Bradstreet”), our major competitor, has disclosed that it generated approximately $775.4 million from its Risk Management Solutions business (i.e., credit information services revenue) in the Americas (i.e., U.S., Canada and Latin America) for 2016 which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CreditRiskMonitor’s annual fixed-price subscription service represented over 99% of its fiscal 2016 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2016 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

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

The Fundamental Service features the Company’s proprietary credit score, the “FRISK®” score. This proprietary score indicates financial distress, by predicting the probability of bankruptcy within the next 12 months. It provides clients with a fast, consistent method for identifying those companies at greatest risk. The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a statistical model back-tested on 7,000 companies over a multi-year period and continually monitored by the Company. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2016, the Fundamental Service covered over 57,000 public companies worldwide, totaling approximately $58.0 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $73.9 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

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

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2016 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $20.7 trillion. This was down from the peak value of $58.2 trillion at the end of 2007 and from $24.3 trillion at the end of 2013. To put this in perspective, in 2015 the world GDP was $73.9 trillion, and the market value of all worldwide domestic equity at December 31, 2016 was approximately $70.1 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Volatility in most markets has remained high, despite signs of modest growth in some major countries. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CreditRiskMonitor’s service.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that help busy risk professionals stay ahead of financial risk quickly, easily and accurately, at a cost significantly below that of reports from the leading provider (price comparison as of January 24, 2017). Because Dun & Bradstreet has the largest share of the commercial credit market, their flagship product, DNBi, is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CreditRiskMonitor employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CreditRiskMonitor service provides this critical benefit. CreditRiskMonitor believes that its reports and monitoring of public companies, having aggregate revenues of approximately $58.0 trillion, are superior in this way to competitive products or services in that the CreditRiskMonitor service provides financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® scores, ratings from Moody’s, S&P and Fitch, Counterparty Quality scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness.

•	For low-volume customers, CreditRiskMonitor sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet.

Employees

As of March 6, 2017, the Company had 90 full-time and 8 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

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

The Company’s Common Stock is listed on the OTC Markets OTCQX U.S. Premier, which is the highest tier of the OTC market, reserved exclusively for companies meeting the highest financial standards and that have undergone a thorough qualitative review. The following table sets forth the high and low closing bid quotations reported on the OTCQX U.S. Premier for each calendar quarter of 2015 and 2016. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prices prior to the Company’s 1.3-for-1 stock split, effected in the form of a 30% stock dividend, effective as of December 15, 2015, have been retroactively adjusted.

	High Bid	Low Bid

2016
First Quarter	$3.75	$2.30
Second Quarter	$3.65	$2.00
Third Quarter	$3.34	$2.20
Fourth Quarter	$3.00	$2.25

2015
First Quarter	$1.88	$1.41
Second Quarter	$2.04	$1.78
Third Quarter	$3.26	$1.89
Fourth Quarter	$2.87	$1.78

On March 6, 2017, there were approximately 212 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2016, the Company paid a cash dividend of $0.05 per share on its Common Stock on December 6, 2016; in fiscal 2015, the Company paid a cash dividend of $0.04 per share on its Common Stock on November 30, 2015, adjusted for the 1.3-to-1 stock split described above.

The Company did not repurchase any of its common stock during the fourth quarter of 2016.

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

Our strategic priorities and plans for 2017 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2017.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Cash, cash equivalents and marketable securities	$9,222	$8,963
Accounts receivable, net	$2,091	$1,927
Working capital	$2,332	$2,690
Cash ratio	0.97	1.02
Quick ratio	1.19	1.24
Current ratio	1.25	1.31

The Company has invested some of its excess cash in debt instruments of the United States Government. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2016, the Company had $9.22 million in cash, cash equivalents and marketable securities, an increase of approximately $260,000 from December 31, 2015. The reason for this increase was that the net cash generated by operating activities for the last 12 months ($1,036,000) exceeded the cash used for the purchase of fixed assets ($235,000) and the net cash outflow from financing activities ($536,000).

The Company’s cash generated by operating activities exceeded its net income due primarily to non-cash expenses (e.g., depreciation and stock-based compensation). Additionally, the main component of current liabilities at December 31, 2016 is deferred revenue of $8.09 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months. The Company has no bank lines of credit or other currently available credit sources.

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

As described more fully in Note 9 of the Notes to Financial Statements, at December 31, 2016 the Company had certain cash obligations, which are due as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$639,029	$171,561	$358,998	$108,470	$-

Total	$639,029	$171,561	$358,998	$108,470	$-

Off-Balance Sheet Arrangements

The Company is not a party to any other off-balance sheet arrangements.

Results of Operations

2016 vs. 2015

	Year Ended December 31,
	2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$12,814,390	100.00%	$12,486,316	100.00%

Operating expenses:
Data and product costs	4,944,053	38.58%	4,665,360	37.37%
Selling, general and administrative expenses	7,495,742	58.50%	6,685,528	53.54%
Depreciation and amortization	200,136	1.56%	218,621	1.75%
Total operating expenses	12,639,931	98.64%	11,569,509	92.66%

Income from operations	174,459	1.36%	916,807	7.34%
Other income, net	27,183	0.21%	2,344	0.02%

Income before income taxes	201,642	1.57%	919,151	7.36%
Provision for income taxes	(149,199)	(1.16%)	(405,965)	(3.25%)

Net income	$52,443	0.41%	$513,186	4.11%

Operating revenues increased $328,074, or 3%, for fiscal 2016 over the prior year. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers, partially offset by a decrease in the Company’s third-party international credit report subscription service, attributable to lower usage by subscribers.

Data and product costs increased $278,693, or 6%, for fiscal 2016. This increase was due primarily higher salary and related employee benefits, as the Company increased its headcount.

Selling, general and administrative expenses increased $810,214, or 12%, for fiscal 2016. This increase was due to higher marketing expenditures and higher salary and related employee benefits. The increase in marketing expenses was part of our 2016 plan to drive increased traffic to the Company’s website and improve customers’ experience using the website, with the hope of incremental future sales. This is the Company’s first significant marketing campaign and it includes investment in a substantial redesign of the website, which was launched early in the second quarter.

Depreciation and amortization decreased $18,485, or 8%, for fiscal 2016. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated. The increase in property and equipment, net since year end is due to a deposit made at the end of the first quarter for a new telephone system that was not installed until mid-September.

Other income, net increased $24,839 for fiscal 2016, primarily due to a larger mark-to-market adjustment related to the Company’s investments recorded in 2016.

Provision for income taxes decreased $256,766 due to the Company having lower pre-tax income because of the reasons enumerated.

2015 vs. 2014

	Year Ended December 31,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$12,486,316	100.00%	$12,203,526	100.00%

Operating expenses:
Data and product costs	4,665,360	37.37%	4,721,114	38.69%
Selling, general and administrative expenses	6,685,528	53.54%	6,568,885	53.83%
Depreciation and amortization	218,621	1.75%	221,452	1.81%
Total operating expenses	11,569,509	92.66%	11,511,451	94.33%

Income from operations	916,807	7.34%	692,075	5.67%
Other income, net	2,344	0.02%	17,127	0.14%

Income before income taxes	919,151	7.36%	709,202	5.81%
Provision for income taxes	(405,965)	(3.25%)	(311,910)	(2.56%)

Net income	$513,186	4.11%	$397,292	3.25%

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

Provision for income taxes increased $94,055 due to the Company having higher pre-tax income because of the reasons enumerated.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2017 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2017 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued accounting pronouncements as of December 31, 2016 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the annual period for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. as of December 31, 2016 and 2015, and the related statements of income, stockholders’ equity and cash flows for the years then ended. CreditRiskMonitor.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CreditRiskMonitor.com, Inc. as of December 31, 2016 and 2015, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ CohnReznick LLP

Jericho, New York
March 24, 2017

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$9,222,343	$8,717,899
Marketable securities	--	245,474
Accounts receivable, net of allowance of $30,000	2,090,676	1,927,428
Other current assets	487,257	555,871

Total current assets	11,800,276	11,446,672

Property and equipment, net	430,324	395,026
Goodwill	1,954,460	1,954,460
Other assets	23,763	33,999

Total assets	$14,208,823	$13,830,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$8,088,958	$7,436,764
Accounts payable	96,725	78,267
Accrued expenses	1,282,126	1,241,317

Total current liabilities	9,467,809	8,756,348

Deferred taxes on income, net	762,403	759,454
Other liabilities	12,574	4,314

Total liabilities	10,242,786	9,520,116

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 and 10,722,321 shares, respectively	107,224	107,223
Additional paid-in capital	29,419,463	29,279,791
Accumulated deficit	(25,560,650)	(25,076,973)

Total stockholders’ equity	3,966,037	4,310,041

Total liabilities and stockholders’ equity	$14,208,823	$13,830,157

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2016 and 2015

	2016	2015

Operating revenues	$12,814,390	$12,486,316

Operating expenses:
Data and product costs	4,944,053	4,665,360
Selling, general and administrative expenses	7,495,742	6,685,528
Depreciation and amortization	200,136	218,621

Total operating expenses	12,639,931	11,569,509

Income from operations	174,459	916,807
Other income, net	27,183	2,344

Income before income taxes	201,642	919,151
Provision for income taxes	(149,199)	(405,965)

Net income	$52,443	$513,186

Net income per share:
Basic	$0.00	$0.05
Diluted	$0.00	$0.05

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance January 1, 2015	10,472,042	$104,720	$29,082,960	$(25,177,346)	$4,010,334

Net income	-	-	-	513,186	513,186
Cash dividend paid	-	-	-	(412,402)	(412,402)
Cash settlement of fractional shares on stock split	-	-	-	(411)	(411)
Exercise of stock options	250,279	2,503	37,080	-	39,583
Stock-based compensation	-	-	127,839	-	127,839
Tax benefit from stock option plans	-	-	31,912	-	31,912

Balance December 31, 2015	10,722,321	107,223	29,279,791	(25,076,973)	4,310,041

Net income	-	-	-	52,443	52,443
Cash dividend paid	-	-	-	(536,120)	(536,120)
Exercise of stock options	80	1	(1)	-	-
Stock-based compensation	-	-	139,673	-	139,673

Balance December 31, 2016	10,722,401	$107,224	$29,419,463	$(25,560,650)	$3,966,037

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net income	$52,443	$513,186
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,949	42,501
Depreciation and amortization	200,136	218,621
Realized loss on marketable securities	5,063	-
Stock-based compensation	139,673	127,839
Unrealized loss on marketable securities	-	42,753
Deferred rent	8,260	1,768
Tax benefits from stock option plans	-	(31,912)
Changes in operating assets and liabilities:
Accounts receivable, net	(163,248)	151,282
Other current assets	68,614	(100,164)
Other assets	10,236	(10,317)
Deferred revenue	652,194	(176,072)
Accounts payable	18,458	(58,991)
Accrued expenses	40,809	10,351

Net cash provided by operating activities	1,035,587	730,845

Cash flows from investing activities:
Sale of marketable securities	240,411	1,075,212
Purchase of property and equipment	(235,434)	(276,308)

Net cash provided by investing activities	4,977	798,904

Cash flows from financing activities:
Dividend paid to stockholders	(536,120)	(412,402)
Settlement of fractional shares in stock split paid to stockholders	-	(411)
Proceeds from exercise of stock options	-	39,583
Tax benefit from stock option plans	-	31,912

Net cash used in financing activities	(536,120)	(341,318)

Net increase in cash and cash equivalents	504,444	1,188,431
Cash and cash equivalents at beginning of year	8,717,899	7,529,468

Cash and cash equivalents at end of year	$9,222,343	$8,717,899

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$74,356	$455,356

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

Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessment. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2016 and 2015 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2016 and 2015, management believes no impairment of long-lived assets has occurred.

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

Net Income Per Share

Net income per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted net income per share is solely attributable to stock options. We use the treasury stock method to calculate the impact of outstanding stock options (see Note 10).

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. The Company believes the recorded value of cash and cash equivalents, accounts receivable, and accounts payable and other liabilities approximates fair value because of the short maturity of these financial instruments.

Comprehensive Income

The Company adheres to accounting guidance for the reporting and displaying of comprehensive income or loss and its components (revenues, expenses, gains and losses). The accounting guidance requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2016 and 2015, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

Segment Information

The Company currently believes it operates in one segment.

Stock-Based Compensation

The Company recognizes the grant-date fair value of all stock-based awards on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period). The Company records deferred tax assets for awards that will result in deductions on its tax returns, based upon the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction.

See Note 7 for more information regarding the Company’s stock compensation plans.

Fair Value Measurements

The Company records its financial instruments at fair value in accordance with accounting guidance. The determination of fair value assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Standards

The FASB and the SEC had issued certain accounting pronouncements as of December 31, 2016 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on our future financial position or results of operations.

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

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2016 and 2015.

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

NOTE 3 – CORRECTIONS OF IMMATERIAL ERRORS

The Company has identified certain immaterial errors in its previously issued audited financial statements for the years ended December 31, 2015 and 2014 related to the accounting for non-qualified stock options. These immaterial errors resulted in a cumulative overstatement of its deferred tax liability and tax provision in the amount of $46,707 as well as a cumulative overstatement of additional paid-in capital and prepaid taxes in the amount of $194,054.

The Company reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Financial Statements” (“SAB 108”) and determined the impact of the errors to be immaterial to any prior period’s presentation. The accompanying 2015 audited financial statements reflect the corrections of the aforementioned immaterial errors.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2016	2015

Cash	$757,820	$674,260
Money market funds	8,464,523	8,043,639

	$9,222,343	$8,717,899

NOTE 5 - MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with accounting guidance. Accordingly, the Company classifies its marketable securities at acquisition as either: (i) held-to-maturity, (ii) trading or (iii) available-for-sale. The Company’s investment in U.S. Government intermediate bond funds are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is a Level 1 input, as established by the fair value hierarchy under ASC 320. The related unrealized gains/(losses) are included in the caption “Other income” on the accompanying Statements of Income. The Company’s marketable securities at December 31, 2015 are summarized as follows:

	Adjusted Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
2015:
Marketable equity security	$269,053	$--	$(23,579)	$245,474

NOTE 6 - INCOME TAXES

The Company’s income tax expense consisted of the following:

	2016	2015
Current:
Federal	$127,768	$282,523
State	18,482	87,149
Deferred:
Federal	20,444	15,378
State	(17,495)	20,915

	$149,199	$405,965

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense for 2016 and 2015 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2016	2015

Computed "expected" expense	$68,558	$312,511
Permanent differences	55,998	19,639
State and local income tax expense	11,738	71,322
True-up of current taxes	9,295	--
True-up of deferred taxes	3,610	(6,126)
Other	--	8,619

Income tax expense	$149,199	$405,965

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Stock option expense	$39,837	$33,486
Accrued vacation	76,669	68,280
Mark-to-market	--	9,510
Bad debt expense	11,878	12,100
Deferred revenue	6,682	--
Deferred rent	4,978	1,740
Other	24,402	14,892

Total deferred tax assets	164,446	140,008

Deferred tax liabilities:
Goodwill amortization	(773,848)	(788,308)
Fixed asset depreciation	(153,001)	(111,154)

Total deferred tax liabilities	(926,849)	(899,462)

Net deferred tax liabilities	$(762,403)	$(759,454)

NOTE 7 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2016, 396,090 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2016, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options and Stock Appreciation Rights

At December 31, 2016, the Company has two stock option plans: the 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”).

The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,509,000 shares of common stock. No stock options may be granted under this Plan after May 11, 2009. At December 31, 2016, there were options outstanding for 39,000 shares of common stock under this plan.

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

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,300,000 shares of common stock. At December 31, 2016, there were options outstanding for 357,090 shares of common stock under this plan.

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2016 and 2015, nor are there any stock appreciation rights outstanding at December 31, 2016 and 2015.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2016 and 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2015	628,550	$1.9222
Exercised	(341,250)	0.8630
Forfeited	(1,950)	2.3154
Granted	52,000	2.0385

Outstanding at December 31, 2015	337,350	$3.0092
Exercised	(260)	2.3154
Forfeited	(55,500)	2.0946
Granted	114,500	2.9873

Outstanding at December 31, 2016	396,090	$3.1315

As of December 31, 2016, there were 942,650 shares of common stock reserved for the granting of additional options.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2016	2015

Data and product costs	$32,588	$11,780
Selling, general and administrative costs	107,085	116,059

	$139,673	$127,839

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

The fair value of options granted during the years ended December 31, 2016 and 2015 was $2.97 and $2.65, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2016	2015
Risk-free interest rate	2.07%	1.73%
Expected dividend yield	1.68%	1.89%
Expected volatility factor	0.78	1.15
Expected life of the option (years)	8.82	9.00

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - $ 2.00	39,000	0.70	$1.8308	39,000	$1.8308
$2.01 - $ 3.00	167,040	7.78	$2.6865	13,208	$2.3154
$3.01 - $ 6.00	190,050	3.61	$3.7895	118,820	$3.7895

	396,090	5.08	$3.1315	171,028	$3.0854

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $3.10 as of December 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2016 and 2015 was $120,966 and $4,202, respectively.

As of December 31, 2016, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $416,345. This cost will be amortized on a straight-line basis over a weighted average term of 3.21 years and will be adjusted for subsequent changes in estimated forfeitures.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2016	2015

Computer equipment and software	$1,350,073	$1,352,071
Furniture and fixtures	332,900	225,144
Leasehold improvements	184,136	188,476
Capital lease	39,781	90,043
	1,906,890	1,855,734
Less accumulated depreciation and amortization	(1,476,566)	(1,460,708)

	$430,324	$395,026

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires on July 31, 2020. Rental expenses under operating leases were $291,016 and $285,565 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments for noncancelable operating leases at December 31, 2016 are as follows:

Operating Leases

2017	$171,561
2018	176,801
2019	182,197
2020	108,470

Total minimum lease payments	$639,029

NOTE 10 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2016	2015

Net income	$52,443	$513,186

Weighted average common shares outstanding – basic	10,722,323	10,627,676
Potential shares exercisable under stock option plans	256,947	326,463
LESS: Shares which could be repurchased under treasury stock method	(198,759)	(162,983)
Weighted average common shares outstanding – diluted	10,780,511	10,791,156

Net income per share:
Basic	$0.00	$0.05
Diluted	$0.00	$0.05

For fiscal 2016 and 2015, the computation of diluted net income per share excludes the effects of the assumed exercise of 130,338 and 147,713 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures.

In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems and automating manual processes. These changes have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting. However, they allow us to continue to enhance our internal control over financial reporting and ensure that our internal control environment remains effective.

Remediation of Material Weakness in Internal Control over Financial Reporting

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

To remediate the material weakness described above, we designed and implemented controls and enhanced procedures over our accounting for income taxes.

During the fourth quarter of fiscal 2016, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

Except as noted above, there has been no change in the Company's internal control over financial reporting as of December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	76	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	60	President/Chief Operating Officer	2005
Lawrence Fensterstock	66	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	75	Director	2005
Jeffrey S. Geisenheimer	51	Director	2005
Joshua M. Flum	47	Director	2007
Richard J. James	77	Director	1992

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

William B. Danner joined the Company in May 2005 as Chief Marketing Officer, was appointed Chief Operating Officer in October 2005 and appointed President in May 2007. Mr. Danner’s experience includes over 30 years in financial services and information services. Prior to joining the Company, his most recent experience included brand strategy and business development consulting for financial services clients at his own firm, Danner Marketing. Clients included WellPoint and Bowne & Co. Previously, he was at Citigate Albert Frank, a marketing communications company in New York City, where he provided strategic planning and brand consulting for a variety of leading financial services organizations including Reuters Instinet and the CFA Institute. From 1997 to 2001, Mr. Danner was Vice President of Market Development at MetLife’s employee-benefits business. Before joining MetLife, he was at Dun & Bradstreet for over 5 years, most recently as Vice President, Strategic Planning. He spent nearly the first 10 years of his career at General Electric Company, working in increasingly responsible positions at GE Information Services and GE Capital. Mr. Danner earned a BA in economics at Harvard College and an MBA at Harvard Business School.

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

Andrew J. Melnick has been a Director since March 2005. He has been a Managing Partner of SkyView Investment Advisors since 2010. The firm acts as an investment advisor to various independent investment organizations. From 2014 to 2015, Mr. Melnick was the Chief Investment Strategist and a shareholder in the investment advisory firm BPV Capital Management, which provided investment advisory services to institutions and individual clients. From 2005 to 2009, Mr. Melnick helped manage two hedge funds. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co., a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. He was a U.S. Army Signal Corps Officer and served in Vietnam. Mr. Melnick is a Commissioner of the Monmouth County Improvement Authority, a member of the Board of Trustees of the Monmouth Medical Center, and serves on the Board of Governors of the American Jewish Committee and acts as Chairman of their Investment Committee. Mr. Melnick earned a BA in economics and MBA in finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

Jeffrey S. Geisenheimer has been a Director since December 2005. He has been the Chief Financial Officer for the Coleman Research Group, Inc., a primary research firm serving the investment and corporate communities, since September 2011. In this capacity, he is responsible for all the financial, administrative and research operations. Prior to joining Coleman Research Group, Mr. Geisenheimer was the CFO of five private equity-backed companies (Ford Models, Inc., from 2008 to 2011, Managed Systems, Inc., from 2007 to 2008, Register.com, Inc., 2007, Instant Information, Inc., from 2005 to 2007 and Moneyline Telerate, Inc., from 2003 to 2005) and two publicly traded companies (Multex.com, Inc., from 1999 to 2003, and Market Guide, Inc., from 1987 to 1999). While CFO at three of these companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisition by much larger corporations. Since July 2016, Mr. Geisenheimer has been serving as a director of Estimize, Inc., a crowd-sourced financial estimates platform offering a true view of market expectations on 2,000+ stocks. Mr. Geisenheimer received a BBA degree in banking and finance and an MBA degree in accounting from Hofstra University.

Joshua M. Flum has been a Director since September 2007. He has been an executive with CVS Health Corporation since July 2004. Mr. Flum began his career at CVS Health in Store Operations and is currently Executive Vice President, Enterprise Strategy and Corporate Development. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. He then joined the Boston Consulting Group where his work focused on the consumer and retail practice area. Mr. Flum is the son of Jerome Flum.

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

Melinda M. Stach joined the Company in January 2017 to head our Marketing effort. She brings more than 15 years of financial services experience in marketing for industry leaders Golub Capital and TD Capital. Most recently, Ms. Stach was a senior director of Golub Capital where she headed marketing operations and played a vital role in overseeing and integrating the firm's marketing automation and CRM solutions to align marketing and sales efforts. Ms. Stach also conceived and spearheaded 100s of major marketing campaigns and programs over her 13 year tenure at Golub Capital, leading teams through strategy, implementation and analysis. Prior to Golub Capital, Ms. Stach was a marketing manager at TD Capital where she coordinated global marketing campaigns. Ms. Stach has a breadth of marketing expertise in areas of branding, marketing communications, digital marketing and database marketing. Ms. Stach holds a B.B.A in Business Studies with distinction, concentrated in Marketing and Management, from Pace University.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2016, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Jerome S. Flum, Chairman and Chief Executive Officer	2016	$175,100	$38,000	$2,850	$-0-	$215,950
	2015	$170,000	$40,000	$-0-	$-0-	$210,000
William B. Danner, President	2016	$210,700	$63,000	$12,693	$-0-	$286,393
	2015	$204,600	$65,000	$10,911	$-0-	$280,511
Lawrence Fensterstock, Senior Vice President	2016	$175,100	$61,000	$1,809	$-0-	$237,909
	2015	$170,000	$63,000	$740	$-0-	$233,740

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

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year:

GRANTS OF PLAN-BASED AWARDS
		Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Jerome S. Flum	01-05-16	N/A	5,000	$3.19	$15,950
William B. Danner	01-05-16	N/A	5,000	$2.90	$14,500
Lawrence Fensterstock	01-05-16	N/A	3,000	$2.90	$8,700

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jerome S. Flum	-0-	5,000	-0-	$3.19	01-05-21
William B. Danner	5,200	7,800	-0-	$5.58	01-14-21
	1,300	5,200	-0-	$2.32	07-11-22
	-0-	5,000	-0-	$2.90	01-05-26
Lawrence Fensterstock	520	2,080	-0-	$2.32	07-11-22
	-0-	3,000	-0-	$2.90	01-05-26

The closing market price of the Company’s common stock on December 31, 2016 was $3.10 per share.

The options under Messrs. Flum’s, Danner’s and Fensterstock’s grants may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective January 1, 2016, non-employee directors receive $1,000 per quarter or a total of $4,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$4,000	$2,563	$6,563
Jeffrey S. Geisenheimer	$4,000	$2,563	$6,563
Joshua M. Flum	$4,000	$2,563	$6,563
Richard J. James	$4,000	$2,563	$6,563

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 7 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 6, 2017 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P./ La’Dadande Limited Partnership/ Lawrence J. Goldstein(2) 1865 Palmer Avenue Larchmont, NY 10538	815,901	7.49%
Arosa Investment Management LLC(3) 540 N Dearborn Street Chicago, IL 60610	633,950	5.82%
Flum Partners (4)	5,641,134	51.76%
Jerome S. Flum	6,238,776 (5)(6)	57.24%
William B. Danner	189,036	1.73%
Lawrence Fensterstock	141,338	1.30%
Andrew J. Melnick	57,070	-----*
Jeffrey S. Geisenheimer	122,748	1.13%
Joshua M. Flum	46,800	-----*
Richard J. James	61,750	-----*
All directors and executive officers (as a group (7 persons))	6,857,518 (5)(6)	62.92%

*less than 1%

(1) Does not give effect to (a) options to purchase 190,282 shares of Common Stock granted to 30 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, and (b) options to purchase an aggregate of 28,800 shares granted to the non-employee directors pursuant to the 2009 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,600 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 44,200 shares of Common Stock granted to non-employee directors, 9,620 of Common Stock granted to Messrs. Danner and Fensterstock, and 123,188 shares of Common Stock granted to 13 employees, all of which are immediately exercisable.

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

(3) Based on the information contained in a Schedule 13G filed July 7, 2015. The managing member of Arosa Investment Management LLC is Alex Tabatabai.

(4) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(5) Includes 5,641,134 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,238,776 shares of Common Stock, or 57.24% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	396,090	$3.13	942,650
Total	396,090	$3.13	942,650

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2016	2015

Audit fees (1)	$95,000	$95,000
Audit related fees (2)	-	-
Tax fees (3)	10,000	10,000
All other fees	-	-

Total fees	$105,000	$105,000

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees for preparation of Federal and state income tax returns.

The engagement of CohnReznick LLP for the 2016 and 2015 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements – contained in Item 8:

(b)	Exhibits:

3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999. (2)
3(ii)	-	Copy of the Company’s By-Laws as amended April 27, 1987 and May 11, 1999. (4)
10-C	-	Copy of Company’s 1998 Long-Term Incentive Plan. (1)
10-D	-	Copy of Company’s 2009 Long-Term Incentive Plan. (5)
14	-	CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (3)
23*		Consent of Independent Registered Public Accounting Firm
31.1*	-	Certification of Chief Executive Officer.
31.2*	-	Certification of Chief Financial Officer.
32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema Document
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1998 (File No. 0-10825) and incorporated herein by reference thereto.
(2)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999 (File No. 1-08601) and incorporated herein by reference thereto.
(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (File No. 1-08601) and incorporated herein by reference thereto.
(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2005 (File No. 1-08601) and incorporated herein by reference thereto.
(5)	Filed as an Exhibit to Registrant’s Definitive Statement on Schedule 14C filed October 22, 2010 (File No. 1-08601) and incorporated herein by reference thereto.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 24, 2017	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2017	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2017	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 24, 2017	By:	/s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 24, 2017	By:	/s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 24, 2017	By:	/s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 24, 2017	By:	/s/	Richard J. James
Richard J. James
Director