Form 10-Q
period 2017-03-31
CREDITRISKMONITOR COM INC
filed 2017-05-15
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value – 10,722,401 shares outstanding as of May 2, 2017.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,843,482	$9,222,343
Accounts receivable, net of allowance	1,921,864	2,090,676
Other current assets	359,962	487,257

Total current assets	11,125,308	11,800,276

Property and equipment, net	438,493	430,324
Goodwill	1,954,460	1,954,460
Other assets	48,762	23,763

Total assets	$13,567,023	$14,208,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$8,283,321	$8,088,958
Accounts payable	66,983	96,725
Accrued expenses	764,869	1,282,126

Total current liabilities	9,115,173	9,467,809

Deferred taxes on income, net	681,198	762,403
Other liabilities	13,907	12,574

Total liabilities	9,810,278	10,242,786

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,454,464	29,419,463
Accumulated deficit	(25,804,943)	(25,560,650)

Total stockholders’ equity	3,756,745	3,966,037

Total liabilities and stockholders’ equity	$13,567,023	$14,208,823

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	2017	2016

Operating revenues	$3,236,250	$3,117,143

Operating expenses:
Data and product costs	1,396,160	1,255,792
Selling, general and administrative expenses	2,113,245	1,970,439
Depreciation and amortization	50,006	50,626

Total operating expenses	3,559,411	3,276,857

Loss from operations	(323,161)	(159,714)
Other income, net	4,807	17,911

Loss before income taxes	(318,354)	(141,803)
Benefit from income taxes	74,061	51,477

Net loss	$(244,293)	$(90,326)

Net loss per share – Basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,321

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(244,293)	$(90,326)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(81,205)	--
Depreciation and amortization	50,006	50,626
Deferred rent	1,333	2,588
Stock-based compensation	35,001	38,092
Unrealized gain on marketable securities	--	(16,661)
Changes in operating assets and liabilities:
Accounts receivable	168,812	(104,915)
Other current assets	127,295	(339,427)
Other assets	(24,999)	(28,461)
Deferred revenue	194,363	589,787
Accounts payable	(29,742)	(17,481)
Accrued expenses	(517,257)	(56,163)

Net cash (used in) provided by operating activities	(320,686)	27,659

Cash flows from investing activities:
Purchase of property and equipment	(58,175)	(125,481)

Net cash used in investing activities	(58,175)	(125,481)

Net decrease in cash and cash equivalents	(378,861)	(97,822)
Cash and cash equivalents at beginning of period	9,222,343	8,717,899

Cash and cash equivalents at end of period	$8,843,482	$8,620,077

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2016 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	2017	2016

Data and product costs	$8,915	$8,554
Selling, general and administrative expenses	26,086	29,538

	$35,001	$38,092

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of March 31, 2017 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,843,482	$-	$-	$8,843,482	$9,222,343

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2017 or December 31, 2016.

(5) Net Loss per Share

During the three months ended March 31, 2017 and 2016 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$8,843	$9,222
Accounts receivable, net	$1,922	$2,091
Working capital	$2,010	$2,332
Cash ratio	0.97	0.97
Quick ratio	1.18	1.19
Current ratio	1.22	1.25

The Company has invested some of its excess cash in mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2017, the Company had $8.84 million in cash and cash equivalents, a decrease of approximately $379,000 from December 31, 2016. This decrease was the result of cash used by operating activities ($321,000) and cash used to acquire property and equipment ($58,000).

The main component of current liabilities at March 31, 2017 is deferred revenue of $8.28 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. Deferred revenue is recognized as income over the subscription term, which approximates twelve months.

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

Index
Results of Operations

	3 Months Ended March 31,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,236,250	100.00%	$3,117,143	100.00%

Operating expenses:
Data and product costs	1,396,160	43.14%	1,255,792	40.29%
Selling, general and administrative expenses	2,113,245	65.30%	1,970,439	63.21%
Depreciation and amortization	50,006	1.55%	50,626	1.62%
Total operating expenses	3,559,411	109.99%	3,276,857	105.12%

Loss from operations	(323,161)	(9.99%)	(159,714)	(5.12%)
Other income, net	4,807	0.15%	17,911	0.57%

Loss before income taxes	(318,354)	(9.84%)	(141,803)	(4.55%)
Benefit from income taxes	74,061	2.29%	51,477	1.65%

Net loss	$(244,293)	(7.55%)	$(90,326)	(2.90%)

Operating revenues increased $119,107, or 4%, for the three months ended March 31, 2017 compared to the first quarter of fiscal 2016. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $140,368, or 11%, for the first quarter of 2017 compared to the same period of fiscal 2016. This increase was due primarily to: (1) higher salary and related employee benefits, as the Company increased its headcount, (2) higher cost of third-party content, due to the addition of a new vendor in mid-2016 as well as minor inflationary increases instituted by some of the Company’s major suppliers, and (3) higher cost associated with the outsourcing of certain data entry tasks, as the Company agreed to an increase in the hourly rate paid to one of its vendors.

Selling, general and administrative expenses increased $142,806, or 7%, for the first quarter of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to higher salary and related employee benefits and higher professional and consulting fees, partially offset by lower marketing expenditures, as the Company had a change in the leadership of its marketing effort in early 2017 resulting in a deferral of certain planned expenditures. We have hired a new Chief Marketing Officer who is currently re-evaluating our 2017 marketing plans. She is aiming to drive increased traffic to the Company’s website, to improve our customers’ experience, and ultimately to increase revenues.

Depreciation and amortization decreased $620, or 1%, for the first quarter of fiscal 2017 compared to the same period of fiscal 2016. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated. The increase in property and equipment, net since year end is due to additions made in March 2017 that the Company has just begun depreciating.

Other income, net decreased $13,104 for first quarter of fiscal 2017 compared to the same period last year. This decrease was due to the mark-to-market adjustment recorded in the first quarter of fiscal 2016 related to the Company’s investment in marketable securities which have since been liquidated.

Benefit for income taxes increased $22,584 for the first quarter of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to the Company having a greater pre-tax loss position in 2017 versus 2016 because of the reasons enumerated above.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will increase in dollar amount and as a percentage of revenues during the remainder of 2017 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses and data costs will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2017 and future periods because it expects to employ more development personnel on average compared to prior periods, obtain additional data and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are largely discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 15, 2017	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer