Form 10-Q
period 2017-06-30
CREDITRISKMONITOR COM INC
filed 2017-08-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value – 10,722,401 shares outstanding as of August 7, 2017.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,198,532	$9,222,343
Accounts receivable, net of allowance	1,793,306	2,090,676
Other current assets	652,740	487,257

Total current assets	11,644,578	11,800,276

Property and equipment, net	399,394	430,324
Goodwill	1,954,460	1,954,460
Other assets	38,636	23,763

Total assets	$14,037,068	$14,208,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$8,315,877	$8,088,958
Accounts payable	82,661	96,725
Accrued expenses	1,253,389	1,282,126

Total current liabilities	9,651,927	9,467,809

Deferred taxes on income, net	661,578	762,403
Other liabilities	15,240	12,574

Total liabilities	10,328,745	10,242,786

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,489,729	29,419,463
Accumulated deficit	(25,888,630)	(25,560,650)

Total stockholders’ equity	3,708,323	3,966,037

Total liabilities and stockholders’ equity	$14,037,068	$14,208,823

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	2017	2016

Operating revenues	$3,341,476	$3,175,632

Operating expenses:
Data and product costs	1,330,021	1,172,669
Selling, general and administrative expenses	2,073,311	2,003,244
Depreciation and amortization	49,716	48,506

Total operating expenses	3,453,048	3,224,419

Loss from operations	(111,572)	(48,787)
Other income, net	9,763	16,270

Loss before income taxes	(101,809)	(32,517)
Benefit from income taxes	18,122	11,863

Net loss	$(83,687)	$(20,654)

Net loss per share – Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:

Basic and diluted	10,722,401	10,722,321

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	2017	2016

Operating revenues	$6,577,726	$6,292,775

Operating expenses:
Data and product costs	2,726,181	2,428,461
Selling, general and administrative expenses	4,186,556	3,973,683
Depreciation and amortization	99,722	99,132

Total operating expenses	7,012,459	6,501,276

Loss from operations	(434,733)	(208,501)
Other income, net	14,570	34,181

Loss before income taxes	(420,163)	(174,320)
Benefit from income taxes	92,183	63,340

Net loss	$(327,980)	$(110,980)

Net loss per share – Basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding:

Basic and diluted	10,722,401	10,722,321

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(327,980)	$(110,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,722	99,132
Stock-based compensation	70,266	76,887
Unrealized gain on marketable securities	--	(31,113)
Deferred income taxes	(100,825)	(15,697)
Deferred rent	2,666	5,176
Changes in operating assets and liabilities:
Accounts receivable	297,370	372,169
Other current assets	(165,483)	(161,784)
Other assets	(14,873)	(17,294)
Deferred revenue	226,919	521,555
Accounts payable	(14,064)	54,718
Accrued expenses	(28,737)	(81,659)

Net cash provided by operating activities	44,981	711,110

Cash flows from investing activities:
Purchase of property and equipment	(68,792)	(142,077)

Net cash used in investing activities	(68,792)	(142,077)

Net (decrease) increase in cash and cash equivalents	(23,811)	569,033
Cash and cash equivalents at beginning of period	9,222,343	8,717,899

Cash and cash equivalents at end of period	$9,198,532	$9,286,932

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of a full fiscal year.

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

(2) Stock-Based Compensation

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2017	2016	2017	2016

Data and product costs	$8,915	$8,738	$17,830	$17,292
Selling, general and administrative expenses	26,350	30,057	52,436	59,595

	$35,265	$38,795	$70,266	$76,887

(3) Other Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC had issued certain accounting pronouncements as of June 30, 2017 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents as of June 30, 2017 and December 31, 2016, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$9,198,532	$-	$-	$9,198,532	$9,222,343

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2017 or December 31, 2016.

(5) Net Loss per Share

During the three and six months ended June 30, 2017 and 2016 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$9,199	$9,222
Accounts receivable, net	$1,793	$2,091
Working capital	$1,993	$2,332
Cash ratio	0.95	0.97
Quick ratio	1.14	1.19
Current ratio	1.21	1.25

The Company has invested some of its excess cash in mutual funds. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2017, the Company had $9.20 million in cash and cash equivalents, a decrease of approximately $24,000 from December 31, 2016. The reason for this decrease was that the cash generated by operating activities ($45,000) was less than cash used to acquire property and equipment ($69,000).

The main component of current liabilities at June 30, 2017 is deferred revenue of $8.32 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. Deferred revenue is recognized as income over the subscription term, which approximates twelve months.

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

Index
Results of Operations

	3 Months Ended June 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,341,476	100.00%	$3,175,632	100.00%

Operating expenses:
Data and product costs	1,330,021	39.80%	1,172,669	36.93%
Selling, general and administrative expenses	2,073,311	62.05%	2,003,244	63.08%
Depreciation and amortization	49,716	1.49%	48,506	1.53%
Total operating expenses	3,453,048	103.34%	3,224,419	101.54%

Loss from operations	(111,572)	(3.34%)	(48,787)	(1.54%)
Other income, net	9,763	0.29%	16,270	0.51%

Loss before income taxes	(101,809)	(3.05%)	(32,517)	(1.03%)
Benefit from income taxes	18,122	0.55%	11,863	0.38%

Net loss	$(83,687)	(2.50%)	$(20,654)	(0.65%)

Operating revenues increased $165,844, or 5%, for the three months ended June 30, 2017 compared to the second quarter of fiscal 2016. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $157,352, or 13%, for the second quarter of 2017 compared to the same period of fiscal 2016. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount.

Selling, general and administrative expenses increased $70,067, or 3%, for the second quarter of fiscal 2017 compared to the same period of fiscal 2016. This increase was due primarily to higher salary and related employee benefits.

Depreciation and amortization increased $1,210, or 2%, for the second quarter of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to a higher depreciable asset base reflecting the installation of a new telephone system in the third quarter of 2016.

Other income, net decreased $6,507 for second quarter of fiscal 2017 compared to the same period last year. This decrease was due to the mark-to-market adjustment recorded in the second quarter of fiscal 2016 related to the Company’s investment in marketable securities which have since been liquidated.

Benefit from income taxes increased $6,259 for the second quarter of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to the Company being in a greater pre-tax loss position in 2017 versus 2016 because of the reasons enumerated above.

Index
	6 Months Ended June 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$6,577,726	100.00%	$6,292,775	100.00%

Operating expenses:
Data and product costs	2,726,181	41.44%	2,428,461	38.59%
Selling, general and administrative expenses	4,186,556	63.65%	3,973,683	63.15%
Depreciation and amortization	99,722	1.52%	99,132	1.57%
Total operating expenses	7,012,459	106.61%	6,501,276	103.31%

Loss from operations	(434,733)	(6.61%)	(208,501)	(3.31%)
Other income, net	14,570	0.22%	34,181	0.54%

Loss before income taxes	(420,163)	(6.39%)	(174,320)	(2.77%)
Benefit from income taxes	92,183	1.40%	63,340	1.01%

Net loss	$(327,980)	(4.99%)	$(110,980)	(1.76%)

Operating revenues increased $284,951, or 5%, for the six months ended June 30, 2017 compared to the first half of fiscal 2016. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $297,720, or 12%, for the first six months of 2017 compared to the same period of fiscal 2016. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount, as well as higher data costs due to price increases of certain critical feeds.

Selling, general and administrative expenses increased $212,873, or 5%, for the first six months of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to higher salary and related employee benefits.

Depreciation and amortization decreased $590, or 1%, for the first six months of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to a higher depreciable asset base reflecting the installation of a new telephone system in the third quarter of 2016.

Other income, net decreased $19,611 for first six months of fiscal 2017 compared to the same period last year. This decrease was due to the mark-to-market adjustment recorded in the first half of fiscal 2016 related to the Company’s investment in marketable securities which have since been liquidated.

Benefit from income taxes increased $28,843 for the first six months of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to the Company being in a greater pre-tax loss position in 2017 versus 2016 because of the reasons enumerated above.

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

Index
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 14, 2017	By:	/s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer