Form 10-Q
period 2017-09-30
CREDITRISKMONITOR COM INC
filed 2017-11-13
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value – 10,722,401 shares outstanding as of November 7, 2017.

CREDITRISKMONITOR.COM, INC.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$9,284,650	$9,222,343
Accounts receivable, net of allowance	1,512,766	2,090,676
Other current assets	554,607	487,257

Total current assets	11,352,023	11,800,276

Property and equipment, net	385,434	430,324
Goodwill	1,954,460	1,954,460
Other assets	33,599	23,763

Total assets	$13,725,516	$14,208,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$7,891,863	$8,088,958
Accounts payable	136,009	96,725
Accrued expenses	1,267,269	1,282,126

Total current liabilities	9,295,141	9,467,809

Deferred taxes on income, net	689,831	762,403
Other liabilities	15,709	12,574

Total liabilities	10,000,681	10,242,786

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,525,358	29,419,463
Accumulated deficit	(25,907,747)	(25,560,650)

Total stockholders’ equity	3,724,835	3,966,037

Total liabilities and stockholders’ equity	$13,725,516	$14,208,823

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	2017	2016

Operating revenues	$3,385,352	$3,237,687

Operating expenses:
Data and product costs	1,332,759	1,254,151
Selling, general and administrative expenses	2,013,962	1,808,184
Depreciation and amortization	43,410	48,894

Total operating expenses	3,390,131	3,111,229

Income (loss) from operations	(4,779)	126,458
Other income (expense), net	15,362	(589)

Income before income taxes	10,583	125,869
Provision for income taxes	(29,700)	(45,916)

Net income (loss)	$(19,117)	$79,953

Net income (loss) per share of common stock:

Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding:

Basic	10,722,401	10,722,326
Diluted	10,722,401	10,804,989

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	2017	2016

Operating revenues	$9,963,078	$9,530,462

Operating expenses:
Data and product costs	4,058,940	3,682,612
Selling, general and administrative expenses	6,200,518	5,781,867
Depreciation and amortization	143,132	148,026

Total operating expenses	10,402,590	9,612,505

Loss from operations	(439,512)	(82,043)
Other income, net	29,932	33,592

Loss before income taxes	(409,580)	(48,451)
Benefit from income taxes	62,483	17,424

Net loss	$(347,097)	$(31,027)

Net loss per share – Basic and diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding:

Basic and diluted	10,722,401	10,722,322

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(347,097)	$(31,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143,132	148,026
Stock-based compensation	105,895	112,368
Unrealized gain on marketable securities	--	(27,777)
Deferred income taxes	(72,572)	(15,697)
Deferred rent	3,135	6,928
Changes in operating assets and liabilities:
Accounts receivable	577,910	437,274
Other current assets	(67,350)	(130,547)
Prepaid and other assets	(9,836)	(12,677)
Deferred revenue	(197,095)	420,395
Accounts payable	39,284	84,547
Accrued expenses	(14,857)	8,441

Net cash provided by operating activities	160,549	1,000,254

Cash flows from investing activities:
Purchase of marketable securities	--	(778)
Purchase of property and equipment	(98,242)	(156,359)

Net cash used in investing activities	(98,242)	(157,137)

Net increase in cash and cash equivalents	62,307	843,117
Cash and cash equivalents at beginning of period	9,222,343	8,717,899

Cash and cash equivalents at end of period	$9,284,650	$9,561,016

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of a full fiscal year.

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

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2017	2016	2017	2016

Data and product costs	$8,915	$8,738	$26,745	$26,029
Selling, general and administrative expenses	26,714	26,743	79,150	86,339

	$35,629	$35,481	$105,895	$112,368

(3)	Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. Pursuant to this standard and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities have the option of adopting this standard using either a full retrospective approach or a modified retrospective approach (i.e., through a cumulative effect adjustment directly to retained earnings at the time of adoption). The Company is in the process of identifying and implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosure under this standard. The Company anticipates that the adoption of this standard will not have a significant impact on its financial statements. The Company expects to adopt this standard at the beginning of its 2018 fiscal year using the modified retrospective approach.

Index
The Financial Accounting Standards Board and the SEC have issued certain other accounting pronouncements as of September 30, 2017 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

The table below sets forth the Company’s cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total

September 30, 2017:
Cash and cash equivalents	$9,284,650	$-	$-	$9,284,650

December 31, 2016:
Cash and cash equivalents	$9,222,343	$-	$-	$9,222,343

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2017 or December 31, 2016.

(5)	Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

Index
	3 Months Ended September 30,		9 Months Ended September 30,
	2017	2016	2017	2016

Weighted average number of common shares outstanding – basic	10,722,401	10,722,326	10,722,401	10,722,322
Potential shares exercisable under stock option plans	--	360,450	--	--
LESS: Shares which could be repurchased under treasury stock method	--	(277,787)	--	--

Weighted average number of common shares outstanding – diluted	10,722,401	10,804,989	10,722,401	10,722,322

All outstanding stock options were excluded from the computation of diluted net income per share for the 3 and 9 months ended September 30, 2017 as they were anti-dilutive. Potential common shares of 60,900 related to the Company's outstanding stock options were excluded from the computation of diluted income per share for the 3 months ended September 30, 2016 as inclusion of these shares would have been anti-dilutive. All outstanding stock options were excluded from the computation of diluted loss per share for the 9 months ended September 30, 2016 as they were anti-dilutive.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$9,285	$9,222
Accounts receivable, net	$1,513	$2,091
Working capital	$2,057	$2,332
Cash ratio	1.00	0.97
Quick ratio	1.16	1.19
Current ratio	1.22	1.25

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2017, the Company had $9.28 million in cash and cash equivalents, an increase of approximately $62,300 from December 31, 2016. The reason for this increase was that cash generated by operating activities ($160,500) exceeded the cash used to acquire property and equipment ($98,200).

The Company’s cash provided by operating activities was positive despite its net loss for the nine months primarily due to the 28% decrease in accounts receivable. Additionally, the main component of current liabilities at September 30, 2017 is deferred revenue of $7.89 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates twelve months.

The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash and cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for 9 of the last 10 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index
Results of Operations

	3 Months Ended September 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,385,352	100.00%	$3,237,687	100.00%

Operating expenses:
Data and product costs	1,332,759	39.37%	1,254,151	38.73%
Selling, general and administrative expenses	2,013,962	59.49%	1,808,184	55.85%
Depreciation and amortization	43,410	1.28%	48,894	1.51%
Total operating expenses	3,390,131	100.14%	3,111,229	96.09%

Income (loss) from operations	(4,779)	(0.14%)	126,458	3.91%
Other income (expense), net	15,362	0.45%	(589)	(0.02%)

Income before income taxes	10,583	0.31%	125,869	3.89%
Provision for income taxes	(29,700)	(0.87%)	(45,916)	(1.42%)

Net income (loss)	$(19,117)	(0.56%)	$79,953	2.47%

Operating revenues increased $147,665, or 5%, for the three months ended September 30, 2017 compared to the same period of fiscal 2016. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $78,608, or 6%, for the third quarter of 2017 compared to the same period of fiscal 2016. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount in 2017.

Selling, general and administrative expenses increased $205,778, or 11%, for the third quarter of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to higher salary and related employee benefits, higher marketing expenditures and higher executive recruiting fees paid. The increase in marketing expenses is part of our 2017 plan to drive increased traffic to the Company’s website and improve customers’ experience using the website, with the hope of incremental future sales. The executive recruiting fees paid relate to the cost of staffing the Company’s marketing department.

Depreciation and amortization decreased $5,484, or 11%, for the third quarter of fiscal 2017 compared to the same period of fiscal 2016. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income (expense), net increased $15,951 for third quarter of fiscal 2017 compared to the same period last year. This increase was due to a higher income from cash equivalents recorded in 2017 compared to 2016 and a negative mark-to-market adjustment related to the Company’s investments recorded in last year’s third quarter, which were liquidated in 2016’s fourth quarter.

Provision for income taxes decreased $16,216 for the third quarter of fiscal 2017 compared to the same period of fiscal 2016. This decrease was due to the Company having lower pre-tax income because of the reasons enumerated above.

Index
	9 Months Ended September 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$9,963,078	100.00%	$9,530,462	100.00%

Operating expenses:
Data and product costs	4,058,940	40.74%	3,682,612	38.64%
Selling, general and administrative expenses	6,200,518	62.23%	5,781,867	60.67%
Depreciation and amortization	143,132	1.44%	148,026	1.55%
Total operating expenses	10,402,590	104.41%	9,612,505	100.86%

Loss from operations	(439,512)	(4.41%)	(82,043)	(0.86%)
Other income, net	29,932	0.30%	33,592	0.35%

Loss before income taxes	(409,580)	(4.11%)	(48,451)	(0.51%)
Benefit from income taxes	62,483	0.63%	17,424	0.18%

Net loss	$(347,097)	(3.48%)	$(31,027)	(0.33%)

Operating revenues increased $432,616, or 5%, for the nine months ended September 30, 2017 compared to the same period of fiscal 2016. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $376,328, or 10%, for the first nine months of 2017 compared to the same period of fiscal 2016. This increase was due primarily to higher salary and related employee benefits, as the Company increased its headcount, as well as higher data costs due to price increases of certain critical feeds.

Selling, general and administrative expenses increased $418,651, or 7%, for the first nine months of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to higher salary and related employee benefits, higher marketing expenditures and higher executive recruiting fees paid. The increase in marketing expenses is part of our 2017 plan to drive increased traffic to the Company’s website and improve customers’ experience using the website, with the hope of incremental future sales. The executive recruiting fees paid relate to the cost of staffing the Company’s marketing department.

Depreciation and amortization decreased $4,894 or 3%, for the first nine months of fiscal 2017 compared to the same period of fiscal 2016. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net decreased $3,660 for first nine months of fiscal 2017 compared to the same period last year. This decrease was due to the mark-to-market adjustment recorded in the first 9 months of 2016 related to the Company’s investment in marketable securities which have since been liquidated.

Benefit from income taxes increased $45,059 for the first nine months of fiscal 2017 compared to the same period of fiscal 2016. This increase was due to the Company being in a greater pre-tax loss position in 2017 versus 2016 because of the reasons enumerated above.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 13, 2017	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer