Form 10-K
period 2017-12-31
CREDITRISKMONITOR COM INC
filed 2018-03-27
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12-b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2017 was $9,207,777. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 5, 2018.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risks and Other Considerations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2018.

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

CreditRiskMonitor (see our website at www.creditriskmonitor.com; the contents of our website are not incorporated in, or otherwise to be regarded as part of this Annual Report on Form 10-K) is a web-based publisher of financial information, that helps corporate credit and procurement professionals stay ahead of and manage financial risk quickly, accurately and cost effectively. Leading global companies, including more than 35% of the Fortune 1000, use CreditRiskMonitor’s timely news alerts, research and reports on public companies to make important risk decisions.

The Company publishes comprehensive commercial credit reports covering both public and private companies worldwide. The reports feature detailed analysis of financial statements, including ratio analysis and trend reports, and peer analyses. To help subscribers prioritize and monitor risk, the reports offer the Company’s proprietary FRISK® and PAYCETM scores (measures of financial distress tied to the probability of bankruptcy, powered by crowdsourcing and deep neural network technology, respectively), as well as the well-known Altman Z” default scores, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) issuer ratings. On U.S. banks, reports include Institutional Risk Analytics (“IRA”) Counterparty Quality scores and financial data from the Federal Financial Institutions Examination Council (“FFIEC”) Call Reports. Additionally, the reports include company background information, trade payment reports, as well as public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. To keep subscribers current with changing risk conditions, the Company’s service uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score reports, credit limit alerts, financial statement updates, SEC filings and ratings changes. All news items are filtered to assure the stories have financial relevance.

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

The Dun & Bradstreet Corporation (“Dun & Bradstreet”), our major competitor, has disclosed that it generated approximately $775.9 million from its Risk Management Solutions business (i.e., credit information services revenue) in the Americas (i.e., U.S., Canada and Latin America) for 2017 which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CreditRiskMonitor’s annual fixed-price subscription service represented over 99% of its fiscal 2017 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2017 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including IRA, Moody’s, S&P and Fitch to redistribute their information as part of our service. We also obtain financial statement and other data from Thomson Reuters (Markets) LLC. Although we report some of this “raw” data directly on our website, the critical elements of our service – the FRISK® score, PAYCETM, ratio analysis and trend reports, peer analyses, Altman Z” default scores and emails which “push” information to our subscribers – are computed by the Company using its own algorithms and weighting techniques, and are delivered in formats carefully designed for the way our subscribers prefer to use this information. Further, hundreds of subscribers and non-subscribers provide us with data from their accounts receivable systems that we aggregate and report, so subscribers can see how these firms are paying the invoices of other firms, without disclosing the specific contributors of this information.

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

The Fundamental Service features the Company’s proprietary credit scores, the FRISK® and PAYCETM scores. These proprietary scores indicates financial distress, by predicting the probability of bankruptcy within the next 12 months at public and private companies, respectively. The score provide clients with a fast, consistent method for identifying those companies at greatest risk.

i.
The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a structural statistical model back-tested using company data and bankruptcies between 2003 and 2013. This period covers 9,600 unique businesses and includes 580 bankruptcies over a period that includes the Great Recession. As of June 2016, the FRISK® score became even more predictive as we now factor in, when available, anonymous, aggregate crowd-sourced usage data from our subscribers. When they are concerned with a risky company, they investigate the company more closely, in what we've found to be distinct behavioral patterns. With this anonymous, aggregate behavior included, the FRISK® score is more sensitive and accurate, moving a relatively small, but largely important segment of businesses from risky to riskier. Essentially, when credit professionals start looking more closely as a group, there's usually something to be seen. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. At the end of 2017, the Fundamental Service covered over 58,000 public companies worldwide, totaling approximately $70.1 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $75.8 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

ii.
The PAYCE™ score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment and U.S. federal tax lien data from CreditRiskMonitor’s extensive database, analyzed with sophisticated deep neural network modeling technology to deliver a 75% accurate score on approximately 80,000 private companies. Unlike other payment based models, a PAYCE™ score is only calculated when there is both a sufficient number of trade contributors (3) and trade lines (8) on a company for the analysis.

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

(2)
Financial Statement Sourcing, an add-on service which provides customers flexible options to help ease their process in the collection, data entry and standardization of private company financial statements.

(3)
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

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2017 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $12.7 trillion. This was down from the peak value of $58.2 trillion at the end of 2007 and from $24.3 trillion at the end of 2013. To put this in perspective, in 2016 the world GDP was $75.8 trillion, and the market value of all worldwide domestic equity at December 31, 2017 was approximately $80.8 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CreditRiskMonitor’s service.

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

•
Self-financing. CreditRiskMonitor’s business has no inventory, manufacturing or warehouse facilities, and payment for the subscription service is made early in the subscription cycle. Thus, the Company’s business is characterized by low capital-intensity, and yet it is a business capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital.

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

Marketing and Sales

To gain market share for the Company’s service, it will continue to use the Internet (at our website www.creditriskmonitor.com) as the primary mechanism for demonstrating and distributing its service. To inform potential subscribers about its service, CreditRiskMonitor uses a combination of telephone sales, Internet demonstration, and inbound and outbound marketing, including but not limited to digital strategies, media/PR outreach, trade show representation and speaking engagements before credit groups and associations.

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that help busy risk professionals stay ahead of financial risk quickly, easily and accurately, at a cost significantly below that of reports from the leading provider (price comparison as of January 26, 2018). Because Dun & Bradstreet has the largest share of the commercial credit market, their flagship product, DNBi, is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CreditRiskMonitor employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CreditRiskMonitor service provides this critical benefit. CreditRiskMonitor believes that its reports and monitoring of public companies, having aggregate revenues of approximately $70.1 trillion (compared to world GDP of $75.8 trillion in 2016), and private companies, are superior in this way to competitive products or services in that the CreditRiskMonitor service provides public and private company financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® and PAYCETM scores, ratings from Moody’s, S&P and Fitch, Counterparty Quality scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness. The accuracy of our proprietary FRISK® score, powered by the crowd-sourced usage data from our subscribers, has proved to be a unique selling point.

•	For low-volume customers, CreditRiskMonitor sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet.

Employees

As of March 5, 2018, the Company had 95 full-time and 7 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 2009 that cover its employees.

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

The Company’s Common Stock is listed on the OTC Markets OTCQX U.S. Prior to May 11, 2017 the Company was listed on the OTC Markets OTCQX U.S. Premier (“Premier”), which is the highest tier of the OTC market, reserved exclusively for companies meeting the highest financial standards and that have undergone a thorough qualitative review. The Company’s listing was downgraded on May 11, 2017 as the Company did not meet the market capitalization standard for maintaining continued eligibility of Premier status. The following table sets forth the high and low closing bid quotations reported on the OTCQX or Premier, as applicable, for each calendar quarter of 2016 and 2017. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2017
First Quarter	$2.61	$2.00
Second Quarter	$2.25	$2.00
Third Quarter	$2.00	$1.01
Fourth Quarter	$2.02	$1.46

2016
First Quarter	$3.75	$2.30
Second Quarter	$3.65	$2.00
Third Quarter	$3.34	$2.20
Fourth Quarter	$3.00	$2.25

On March 5, 2018, there were approximately 200 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2017, the Company paid a cash dividend of $0.05 per share on its Common Stock on December 11, 2017; in fiscal 2016, the Company paid a cash dividend of $0.05 per share on its Common Stock on December 6, 2016.

The Company did not repurchase any of its common stock during the fourth quarter of 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

Our customers operate in the global marketplace. It is possible that a weakened economy could adversely affect our customers’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2018 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2018.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Cash and cash equivalents	$8,735	$9,222
Accounts receivable, net	$2,140	$2,091
Working capital	$1,697	$2,332
Cash ratio	0.90	0.97
Quick ratio	1.12	1.19
Current ratio	1.17	1.25

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2017, the Company had $8.74 million in cash and cash equivalents, a decrease of approximately $487,000 from December 31, 2016. The reason for this decrease was that the net cash generated by operating activities for the last 12 months ($248,000) was less than the cash used for the purchase of fixed assets ($199,000) and the dividend paid to stockholders ($536,000).

The Company’s cash generated by operating activities exceeded its net income primarily due to non-cash expenses (e.g., depreciation and stock-based compensation). Additionally, the main component of current liabilities at December 31, 2017 is deferred revenue of $8.30 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates 12 months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash and cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for 8 of the last 10 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or if it were to license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

As described more fully in Note 7 of the Notes to Financial Statements, at December 31, 2017 the Company had certain cash obligations, which are due as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$467,862	$176,944	$290,918	$-	$-

Total	$467,862	$176,944	$290,918	$-	$-

Off-Balance Sheet Arrangements

The Company is not a party to any other off-balance sheet arrangements.

Results of Operations

2017 vs. 2016

	Year Ended December 31,
	2017		2016
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$13,385,068	100.00%	$12,814,390	100.00%

Operating expenses:
Data and product costs	5,426,779	40.54%	4,944,053	38.58%
Selling, general and administrative expenses	8,044,256	60.10%	7,495,742	58.50%
Depreciation and amortization	191,960	1.43%	200,136	1.56%
Total operating expenses	13,662,995	102.07%	12,639,931	98.64%

Income (loss) from operations	(277,927)	(2.07%)	174,459	1.36%
Other income, net	47,216	0.35%	27,183	0.21%

Income (loss) before income taxes	(230,711)	(1.72%)	201,642	1.57%
Benefit (provision) for income taxes	242,781	1.81%	(149,199)	(1.16%)

Net income	$12,070	0.09%	$52,443	0.41%

Operating revenues increased $570,678, or 4%, for fiscal 2017 over the prior year. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $482,726, or 10%, for fiscal 2017. This increase was primarily due to higher salary and related employee benefits, as the Company increased its headcount, as well as higher data costs due to price increases of certain critical feeds.

Selling, general and administrative expenses increased $548,514, or 7%, for fiscal 2017. This increase was due to higher salary and related employee benefits, higher marketing expenditures and higher executive recruiting fees paid. The increase in marketing expenses was part of our 2017 plan to drive increased traffic to the Company’s website and improve customers’ experience using the website, with the hope of incremental future sales. The executive recruiting fees paid relate to the cost of staffing the Company’s marketing department.

Depreciation and amortization decreased $8,176, or 4%, for fiscal 2017. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net increased $20,033 for fiscal 2017, primarily due to higher income from cash equivalents recorded in 2017 compared to 2016.

The Company recorded a benefit for income taxes in 2017 as it had a pre-tax loss while it recorded a provision in 2016 as the Company had pre-tax income. Additionally, in accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform”), we have recorded a credit for income taxes of $220,954 in 2017 (see Note 4 to the financial statements for further details).

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2018 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2018 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

Critical Accounting Policies, Estimates and Judgments

The Company’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management continually evaluates its estimates and judgments, the most critical of which are those related to:

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

Recently Issued Accounting Standards

The information set forth under Note 2 to the financial statements under the caption “Recently Issued Accounting Standards“ is incorporated herein by reference.

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

Slowing Rates of Growth and Margins. In order to continue to grow its business and maintain or increase its profit margins, the Company among other things, must maintain and increase its customer base, implement and successfully execute its business and marketing strategy and its expansion into new product markets, continue to develop and upgrade its technology and transaction-processing systems, improve its website, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

Risks of Business Combinations and Strategic Alliances. The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction will be accompanied by risks commonly encountered in such transactions, which include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the possible inability to retain key technical and managerial personnel, the potential inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of purchased intangible assets, additional operating losses and expenses associated with the activities and expansion of acquired businesses, the maintenance of uniform standards, controls and policies and the possible impairment of relationships with existing employees and customers. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

Proprietary Rights. The Company relies and expects to continue to rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. Other than trademarks for CRMZ and FRISK, the Company does not currently have any issued patents or registered copyrights or trademarks. The Company has applied for trademark registration for PAYCE.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP
We have served as the Company’s auditor since 2004.
Jericho, New York
March 27, 2018

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$8,735,148	$9,222,343
Accounts receivable, net of allowance of $30,000	2,139,707	2,090,676
Other current assets	530,699	487,257

Total current assets	11,405,554	11,800,276

Property and equipment, net	437,216	430,324
Goodwill	1,954,460	1,954,460
Other assets	23,463	23,763

Total assets	$13,820,693	$14,208,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$8,304,877	$8,088,958
Accounts payable	58,901	96,725
Accrued expenses	1,344,526	1,282,126

Total current liabilities	9,708,304	9,467,809

Deferred taxes on income, net	514,333	762,403
Other liabilities	15,748	12,574

Total liabilities	10,238,385	10,242,786

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,559,784	29,419,463
Accumulated deficit	(26,084,700)	(25,560,650)

Total stockholders’ equity	3,582,308	3,966,037

Total liabilities and stockholders’ equity	$13,820,693	$14,208,823

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2017 and 2016

	2017	2016

Operating revenues	$13,385,068	$12,814,390

Operating expenses:
Data and product costs	5,426,779	4,944,053
Selling, general and administrative expenses	8,044,256	7,495,742
Depreciation and amortization	191,960	200,136

Total operating expenses	13,662,995	12,639,931

Income (loss) from operations	(277,927)	174,459
Other income, net	47,216	27,183

Income (loss) before income taxes	(230,711)	201,642
Benefit (provision) for income taxes	242,781	(149,199)

Net income	$12,070	$52,443

Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2016	10,722,321	$107,223	$29,279,791	$(25,076,973)	$4,310,041

Net income	-	-	-	52,443	52,443
Cash dividend paid	-	-	-	(536,120)	(536,120)
Exercise of stock options	80	1	(1)	-	-
Stock-based compensation	-	-	139,673	-	139,673

Balance December 31, 2016	10,722,401	107,224	29,419,463	(25,560,650)	3,966,037

Net income	-	-	-	12,070	12,070
Cash dividend paid	-	-	-	(536,120)	(536,120)
Stock-based compensation	-	-	140,321	-	140,321

Balance December 31, 2017	10,722,401	$107,224	$29,559,784	$(26,084,700)	$3,582,308

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017 and 2016

	2017	2016

Cash flows from operating activities:
Net income	$12,070	$52,443
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(248,070)	2,949
Depreciation and amortization	191,960	200,136
Realized loss on marketable securities	-	5,063
Stock-based compensation	140,321	139,673
Deferred rent	3,174	8,260
Changes in operating assets and liabilities:
Accounts receivable, net	(49,031)	(163,248)
Other current assets	(43,442)	68,614
Other assets	300	10,236
Deferred revenue	215,919	652,194
Accounts payable	(37,824)	18,458
Accrued expenses	62,400	40,809

Net cash provided by operating activities	247,777	1,035,587

Cash flows from investing activities:
Sale of marketable securities	-	240,411
Purchase of property and equipment	(198,852)	(235,434)

Net cash provided by (used in) investing activities	(198,852)	4,977

Cash flows from financing activities:
Dividend paid to stockholders	(536,120)	(536,120)

Net cash used in financing activities	(536,120)	(536,120)

Net increase (decrease) in cash and cash equivalents	(487,195)	504,444
Cash and cash equivalents at beginning of year	9,222,343	8,717,899

Cash and cash equivalents at end of year	$8,735,148	$9,222,343

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$136,647	$74,356

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the “Company” or “CreditRiskMonitor”) provides a totally interactive business-to-business Internet-based service designed specifically for credit and supply chain managers. This service is sold predominantly to corporations located in the United States. In addition, the Company is a re-distributor of international credit reports in the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of three months or less, primarily consisting of investments in institutional money market funds.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows:

•	Fixtures, equipment and software -- 3 to 6 years
•	Leasehold improvements -- lower of life or term of lease

Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessment. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2017 and 2016 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2017 and 2016, management believes no impairment of long-lived assets has occurred.

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

Net Income Per Share

Net income per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted net income per share is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options (see Note 8).

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

Comprehensive Income

The Company adheres to accounting guidance for the reporting and displaying of comprehensive income or loss and its components (revenues, expenses, gains and losses). The accounting guidance requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended December 31, 2017 and 2016, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

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

See Note 5 for more information regarding the Company’s stock compensation plans.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The core principal of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities have the option of adopting this standard using either a full retrospective approach or a modified retrospective approach (i.e., through a cumulative effect adjustment directly to retained earnings at the time of adoption). The Company will adopt this standard in the first quarter of 2018 and apply the modified retrospective approach. Because the Company’s primary source of revenue is subscription income which is recognized ratably over the subscription term, the Company does not anticipate that the adoption of this standard will have a significant impact on its financial statements.

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect of ASU 2016-02 on its financial statements.

The Financial Accounting Standards Board and the SEC have issued certain other accounting pronouncements as of December 31, 2017 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2017 and 2016.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2017	2016

Cash	$508,942	$757,820
Money market funds	8,226,206	8,464,523

	$8,735,148	$9,222,343

NOTE 4 - INCOME TAXES

In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform Act”), we have recorded a credit for income taxes of $220,954. The impact of the U.S. Tax Reform Act is primarily from revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The provisional impact of the U.S. Tax Reform Act is our current best estimate based on the preliminary review of the new law and is subject to revision based on our existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S Tax Reform Act to finalize the recording of the related tax impacts. Any future changes to our provisional estimated impact of the U.S Tax Reform Act will be included as an adjustment to the provision for income taxes.

The Company’s income tax expense (benefit) consisted of the following:

	2017	2016
Current:
Federal	$(2,746)	$127,768
State	8,035	18,482
Deferred:
Federal	(264,707)	20,444
State	16,637	(17,495)

	$(242,781)	$149,199

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense (benefit) for 2017 and 2016 differs from the "expected" tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2017	2016

Computed "expected" expense (benefit)	$(78,408)	$68,558
Permanent differences	42,570	55,998
State and local income tax expense	(7,749)	11,738
True-up of current taxes	1,025	9,295
True-up of deferred taxes	20,735	3,610
Change in federal statutory rate	(220,954)	--

Income tax expense (benefit)	$(242,781)	$149,199

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Stock options	$12,406	$39,837
Accrued vacation	65,317	76,669
Bad debt allowance	8,309	11,878
Deferred revenue	4,674	6,682
Deferred rent	4,362	4,978
Other	19,945	24,402

Total deferred tax assets	115,013	164,446

Deferred tax liabilities:
Goodwill	(541,310)	(773,848)
Fixed assets	(88,036)	(153,001)

Total deferred tax liabilities	(629,346)	(926,849)

Net deferred tax liabilities	$(514,333)	$(762,403)

NOTE 5 - COMMON STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

Common Stock

At December 31, 2017, 421,350 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2017, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options and Stock Appreciation Rights

As of December 31, 2017, the Company has one stock option plan: the 2009 Long-Term Incentive Plan (“2009 Plan”). During 2017, the Company’s prior plan (the 1998 Long-Term Incentive Plan) expired.

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,300,000 shares of common stock. At December 31, 2017, there were options outstanding for 421,350 shares of common stock under the 2009 Plan.

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

There have been no transactions with respect to the Company’s stock appreciation rights during the years ended December 31, 2017 and 2016, nor are there any stock appreciation rights outstanding at December 31, 2017 and 2016.

Transactions with respect to the Company’s stock option plans for the years ended December 31, 2017 and 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2016	337,350	$3.0092
Exercised	(260)	2.3154
Forfeited	(55,500)	2.0946
Granted	114,500	2.9873

Outstanding at December 31, 2016	396,090	$3.1315
Forfeited	(49,540)	2.1762
Granted	74,800	2.0588

Outstanding at December 31, 2017	421,350	$3.0534

As of December 31, 2017, there were 878,390 shares of common stock reserved for the granting of additional options.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31:

	2017	2016

Data and product costs	$35,661	$32,588
Selling, general and administrative costs	104,660	107,085

	$140,321	$139,673

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

The fair value of options granted during the years ended December 31, 2017 and 2016 was $1.21 and $2.97, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2017	2016
Risk-free interest rate	2.37%	2.07%
Expected dividend yield	2.61%	1.68%
Expected volatility factor	0.73	0.78
Expected life of the option (years)	9.00	8.82

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	54,800	9.79	$1.6788	-	-
$ 2.01 - $ 3.00	163,000	6.76	$2.6831	26,000	$2.3154
$ 3.01 - $ 6.00	203,550	3.24	$3.7200	150,930	$3.6278

	421,350	5.45	$3.0534	176,930	$3.4350

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $1.75 and $3.10 as of December 31, 2017 and 2016, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2017 and 2016 was $3,900 and $120,966, respectively.

As of December 31, 2017, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $346,336. This cost will be amortized on a straight-line basis over a weighted average term of 3.45 years and will be adjusted for subsequent changes in estimated forfeitures.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2017	2016

Computer equipment and software	$1,485,044	$1,389,854
Furniture and fixtures	369,595	332,900
Leasehold improvements	187,062	184,136
	2,041,701	1,906,890
Less accumulated depreciation and amortization	(1,604,485)	(1,476,566)

	$437,216	$430,324

NOTE 7 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that expires on July 31, 2020. Rental expenses under operating leases were $290,634 and $291,016 for the years ended December 31, 2017 and 2016, respectively.

Future minimum lease payments for noncancelable operating leases at December 31, 2017 are as follows:

Operating Leases

2018	$176,944
2019	182,340
2020	108,578

Total minimum lease payments	$467,862

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2017	2016

Net income	$12,070	$52,443

Weighted average common shares outstanding – basic	10,722,401	10,722,323
Potential shares exercisable under stock option plans	143,280	256,947
LESS: Shares which could be repurchased under treasury stock method	(139,560)	(198,759)
Weighted average common shares outstanding – diluted	10,726,121	10,780,511

Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

For fiscal 2017 and 2016, the computation of diluted net income per share excludes the effects of the assumed exercise of 264,675 and 130,338 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the disclosure and controls and procedures as of December 31, 2017. Based on this evaluation, the Company’s management concluded that its disclosure controls and procedures as of the end of the period covered by this report are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	77	Chairman of the Board/Chief Executive Officer	1983
William B. Danner	61	President/Chief Operating Officer	2005
Lawrence Fensterstock	67	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	76	Director	2005
Jeffrey S. Geisenheimer	52	Director	2005
Joshua M. Flum	48	Director	2007
Richard J. James	78	Director	1992

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

Jeffrey S. Geisenheimer has been a Director since December 2005. He has been the Chief Financial Officer/Chief Operating Officer for Estimize, Inc., a crowd-sourced financial estimates platform, since December 2017 and has served as a director since July 2016. Prior to joining Estimize, Inc., Mr. Geisenheimer was Chief Financial Officer for the Coleman Research Group, Inc., a primary research firm serving the investment and corporate communities, from 2011 to 2017. Prior to that, Mr. Geisenheimer was the CFO of five private equity-backed companies (Ford Models, Inc., from 2008 to 2011, Managed Systems, Inc., from 2007 to 2008, Register.com, Inc., 2007, Instant Information, Inc., from 2005 to 2007 and Moneyline Telerate, Inc., from 2003 to 2005) and two publicly traded companies (Multex.com, Inc., from 1999 to 2003, and Market Guide, Inc., from 1987 to 1999). While CFO at three of these companies (Market Guide, Multex and Moneyline Telerate) he oversaw their acquisition by much larger corporations. Mr. Geisenheimer received a BBA degree in banking and finance and an MBA degree in accounting from Hofstra University.

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

Significant Employees

Michael Broos has been Chief Technology Officer since December 2001. He has more than 40 years of experience leading technology teams in the development and implementation of software applications for the Internet, Windows, DOS, and mainframes. Before joining the Company, Mr. Broos was Senior Vice President of Technology for About.com; Chief Technology Officer of Fan2Fan.com; Chief Technology Officer of AKA.com; Vice President of Internet Solutions for Inventure.com; and Vice President of Software Development for Dun & Bradstreet for 8 years. Prior to joining Dun & Bradstreet in 1990, Mr. Broos was an independent consultant and entrepreneur for 10 years, during which time he co-founded several software companies, including Infocom (the creators of Zork). Mr. Broos began his career with a ten-year stint on the academic computer research staff of the M.I.T. Laboratory of Computer Science, where he developed interactive, graphical and email-based applications for the ARPANET (the precursor of today’s Internet).

Camilo Gomez joined the Company in October 2009 and leads the Quantitative Research effort at the Company. Prior to joining the Company, Dr. Gomez was a principal at Lone Pine Mesa LLC, where he consulted with companies in the area of specialty finance since 2005. Prior to that, he was a Managing Director at Standard & Poor’s Risk Solutions group since 2001. Before S&P, Dr. Gomez was co-founder and Group Head for Financial Analytics for the Center for Adaptive Systems & Applications (“CASA”), a company spun off from the Los Alamos National Laboratory where he had been a researcher. Formed in collaboration with Citibank, CASA provided quantitative analytical consulting services to Fortune 500 companies. A major focus at CASA was to develop scoring and economic response models covering different regions of the globe. Dr. Gomez earned a B.S. in 1980 and a Ph.D. in 1985 from the Massachusetts Institute of Technology.

Melinda M. Stach joined the Company in January 2017 to lead marketing efforts. She has more than 17 years of financial services and B2B experience in marketing. Prior to joining CreditRiskMonitor, Ms. Stach was a senior director of Golub Capital where she headed marketing operations. In this position, she played a vital role in leading the integration of the firm's marketing automation and CRM solutions, which helped align marketing and sales efforts. Ms. Stach also conceived and spearheaded hundreds of major marketing campaigns, programs and events over her 13-year tenure at Golub Capital, leading teams through strategy, implementation and analysis. Prior to Golub Capital, Ms. Stach was a marketing manager at TD Capital where she coordinated global marketing campaigns. Ms. Stach has a breadth of marketing expertise in advertising, branding, marketing communications, media/PR and marketing operations. Ms. Stach holds a B.B.A in Business Studies with distinction, concentrated in Marketing and Management, from Pace University.

Peter Roma joined the Company in October 2004 as an Account Executive. In 2010, he was promoted to Vice President of Sales where he was tasked with implementing firm wide the sales process he had developed while an Account Executive. In August 2017, he was promoted to the newly formed position of Senior Vice President of Sales and Service, and is now responsible for both new sales growth and the servicing of our current subscriber base. Mr. Roma has over 35 years of sales experience. He started with Metropolitan Insurance Company but spent most of his career in financial services working for Shearson Lehman Bros., Inc. and then Merrill, Lynch, Pierce, Fenner & Smith where he was a Vice President-Private Client.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2017, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)		All Other Compensation		Total
Jerome S. Flum, Chairman and Chief Executive Officer	2017 2016	$ $	180,360 175,100	$ $	18,000 38,000	$ $	2,971 2,850	$ $	-0- -0-	$ $	201,331 215,950
William B. Danner, President	2017 2016	$ $	217,080 210,700	$ $	39,400 63,000	$ $	12,114 12,109	$ $	-0- -0-	$ $	268,594 285,809
Lawrence Fensterstock, Senior Vice President	2017 2016	$ $	180,360 175,100	$ $	45,000 61,000	$ $	1,461 1,459	$ $	-0- -0-	$ $	226,821 237,559

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

Outstanding Equity Awards

No stock options, stock awards or stock appreciation rights were granted to the Company’s executive officers during the last fiscal year.

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Jerome S. Flum	-0-	5,000	-0-		$3.19	01-05-21
William B. Danner	7,800 2,600 -0-	5,200 3,900 5,000	-0- -0- -0-	$ $ $	5.58 2.32 2.90	01-14-21 07-11-22 01-05-26
Lawrence Fensterstock	1,040 -0-	1,560 3,000	-0- -0-	$ $	2.32 2.90	07-11-22 01-05-26

The closing market price of the Company’s common stock on December 31, 2017 was $1.75 per share.

The options under Messrs. Flum’s, Danner’s and Fensterstock’s grants may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective January 1, 2016, non-employee directors receive $1,000 per quarter or a total of $4,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$4,000	$2,331	$6,331
Jeffrey S. Geisenheimer	$4,000	$2,331	$6,331
Joshua M. Flum	$4,000	$2,805	$6,805
Richard J. James	$4,000	$2,331	$6,331

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 5 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 5, 2018 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein(2) 1865 Palmer Avenue Larchmont, NY 10538	822,220	7.54%
Tabatabai Investment Management LLC Tabatabai Investment Partners LP Alex Tabatabai(3) 540 N Dearborn Street, #101257 Chicago, IL 60610	727,430	6.67%
Flum Partners (4)	5,641,134	51.73%
Jerome S. Flum	6,238,776 (5)(6)	57.21%
William B. Danner	193,439	1.77%
Lawrence Fensterstock	141,858	1.30%
Andrew J. Melnick	58,370	-----*
Jeffrey S. Geisenheimer	124,048	1.14%
Joshua M. Flum	9,100	-----*
Richard J. James	63,050	-----*
All directors and executive officers (as a group (7 persons))	6,828,641 (5)(6)	62.62%

*	less than 1%

(1) Does not give effect to (a) options to purchase 175,840 shares of Common Stock granted to 29 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, and (b) options to purchase an aggregate of 62,600 shares granted to the non-employee directors pursuant to the 2009 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,600 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 10,400 shares of Common Stock granted to non-employee directors, 14,040 of Common Stock granted to Messrs. Danner and Fensterstock, and 158,470 shares of Common Stock granted to 12 employees, all of which are immediately exercisable.

(2) Based on the information contained in a Schedule 13G/A filed February 9, 2018. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. Lawrence J. Goldstein is an individual investor, the sole managing member and the sole owner of SMP Asset Management, LLC, and may be deemed to beneficially own these shares.

(3) Based on the information contained in a Schedule 13D filed April 11, 2017. Tabatabati Investment Management LLC is the general partner of Tabatabati Investment Partners LP. The managing member of Tabatabi Investment Management LLC is Alex Tabatabai.

(4) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(5) Includes 5,641,134 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,238,776 shares of Common Stock, or 57.21% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

(6) Includes 7,800 shares of Common Stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum. Also, includes 260,000 shares of Common Stock owned by Family Trusts established by Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

The Company’s equity compensation plan approved by stockholders is the 2009 Long-Term Incentive Plan. The 2009 Long-Term Incentive Plan provides for the grant of options and other awards up to an aggregate of 1,300,000 shares of common stock.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	421,350	$3.05	878,390
Total	421,350	$3.05	878,390

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2017	2016

Audit fees (1)	$99,000	$95,000
Audit related fees (2)	-	-
Tax fees (3)	11,550	10,000
All other fees	-	-

Total fees	$110,550	$105,000

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3)	Consists of fees for preparation of federal and state income tax returns.

The engagement of CohnReznick LLP for the 2017 and 2016 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements – contained in Item 8:

(b)	Exhibits:

3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 1999, filed March 29, 2000)
3(ii)	-	Copy of the Company’s By-Laws as amended April 27, 1987 and May 11, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 2005, filed March 31, 2006)
10-D	-	Copy of Company’s 2009 Long-Term Incentive Plan (incorporated by reference to Definitive Statement on Schedule 14C, filed October 22, 2010)
14	-
CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers (incorporated by reference to Form 10-KSB for the year ended December 31, 2003, filed March 30, 2004)

23*	-	Consent of Independent Registered Public Accounting Firm
31.1*	-	Certification of Chief Executive Officer
31.2*	-	Certification of Chief Financial Officer
32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema Document
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 27, 2018	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2018	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2018	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2018	By:	/s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 27, 2018	By:	/s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 27, 2018	By:	/s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 27, 2018	By:	/s/	Richard J. James
Richard J. James
Director