Form 10-Q
period 2018-03-31
CREDITRISKMONITOR COM INC
filed 2018-05-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value – 10,722,401 shares outstanding as of May 4, 2018.

CREDITRISKMONITOR.COM, INC.
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,719,826	$8,735,148
Accounts receivable, net of allowance	1,974,655	2,139,707
Other current assets	504,928	530,699

Total current assets	11,199,409	11,405,554

Property and equipment, net	399,426	437,216
Goodwill	1,954,460	1,954,460
Other assets	49,768	23,463

Total assets	$13,603,063	$13,820,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$8,893,546	$8,304,877
Accounts payable	145,578	58,901
Accrued expenses	756,506	1,344,526

Total current liabilities	9,795,630	9,708,304

Deferred taxes on income, net	439,281	514,333
Other liabilities	15,787	15,748

Total liabilities	10,250,698	10,238,385

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,585,277	29,559,784
Accumulated deficit	(26,340,136)	(26,084,700)

Total stockholders’ equity	3,352,365	3,582,308

Total liabilities and stockholders’ equity	$13,603,063	$13,820,693

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	2018	2017

Operating revenues	$3,371,924	$3,236,250

Operating expenses:
Data and product costs	1,483,991	1,396,160
Selling, general and administrative expenses	2,188,124	2,113,245
Depreciation and amortization	47,048	50,006

Total operating expenses	3,719,163	3,559,411

Loss from operations	(347,239)	(323,161)
Other income, net	21,042	4,807

Loss before income taxes	(326,197)	(318,354)
Benefit from income taxes	70,761	74,061

Net loss	$(255,436)	$(244,293)

Net loss per share – Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	2018	2017

Cash flows from operating activities:
Net loss	$(255,436)	$(244,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(75,052)	(81,205)
Depreciation and amortization	47,048	50,006
Deferred rent	39	1,333
Stock-based compensation	25,493	35,001
Changes in operating assets and liabilities:
Accounts receivable	165,052	168,812
Other current assets	25,771	127,295
Other assets	(26,305)	(24,999)
Deferred revenue	588,669	194,363
Accounts payable	86,677	(29,742)
Accrued expenses	(588,020)	(517,257)

Net cash used in operating activities	(6,064)	(320,686)

Cash flows from investing activities:
Purchase of property and equipment	(9,258)	(58,175)

Net cash used in investing activities	(9,258)	(58,175)

Net decrease in cash and cash equivalents	(15,322)	(378,861)
Cash and cash equivalents at beginning of period	8,735,148	9,222,343

Cash and cash equivalents at end of period	$8,719,826	$8,843,482

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2017.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2017 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

(2)	Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The core principal of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Accordingly, the Company adopted this standard in the first quarter of 2018 by applying the modified retrospective approach. Thus, reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this standard did not have a significant impact on the Company’s financial statements because our primary source of revenue is subscription income which is recognized ratably over the subscription term.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect of ASU 2016-02 on its financial statements.

The FASB and the SEC have issued certain other accounting pronouncements as of March 31, 2018 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

Index
(3)	Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	2018	2017

Data and product costs	$8,914	$8,915
Selling, general and administrative expenses	16,579	26,086

	$25,493	$35,001

(4)	Fair Value Measurements

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

The table below sets forth the Company’s cash and cash equivalents as of March 31, 2018 and December 31, 2017, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,719,826	$-	$-	$8,719,826	$8,735,148

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2018 or December 31, 2017.

Index
(5)	Net Loss per Share

During the three months ended March 31, 2018 and 2017 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$8,720	$8,735
Accounts receivable, net	$1,975	$2,140
Working capital	$1,400	$1,697
Cash ratio	0.89	0.90
Quick ratio	1.09	1.12
Current ratio	1.14	1.17

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2018, the Company had $8.72 million in cash and cash equivalents, a decrease of approximately $15,000 from December 31, 2017. This decrease was the result of cash used by operating activities ($6,000) and cash used to acquire property and equipment ($9,000).

The main component of current liabilities at March 31, 2018 is deferred revenue of $8.89 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the deferred revenue shown. Deferred revenue is recognized as income over the subscription term, which approximates twelve months.

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

Index
Results of Operations

	3 Months Ended March 31,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,371,924	100.00%	$3,236,250	100.00%

Operating expenses:
Data and product costs	1,483,991	44.01%	1,396,160	43.14%
Selling, general and administrative expenses	2,188,124	64.89%	2,113,245	65.30%
Depreciation and amortization	47,048	1.40%	50,006	1.55%
Total operating expenses	3,719,163	110.30%	3,559,411	109.99%

Loss from operations	(347,239)	(10.30%)	(323,161)	(9.99%)
Other income, net	21,042	0.63%	4,807	0.15%

Loss before income taxes	(326,197)	(9.67%)	(318,354)	(9.84%)
Benefit from income taxes	70,761	2.09%	74,061	2.29%

Net loss	$(255,436)	(7.58%)	$(244,293)	(7.55%)

Operating revenues increased $135,674, or 4%, for the three months ended March 31, 2018 compared to the first quarter of fiscal 2017. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $87,831, or 6%, for the first quarter of 2018 compared to the same period of fiscal 2017. This increase was due primarily to: (1) higher salary and related employee benefits, as the Company increased its headcount, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (3) higher costs associated with the outsourcing of certain data entry tasks, as the Company authorized over time to catch up on some processing backlogs.

Selling, general and administrative expenses increased $74,879, or 4%, for the first quarter of fiscal 2018 compared to the same period of fiscal 2017. This increase was due to higher marketing expenses, as the Company’s marketing effort is fully functional compared to last year when a new Chief Marketing Officer was hired and was re-evaluating our 2017 marketing plans, higher professional and consulting fees, as well as higher salary and related employee benefits.

Depreciation and amortization decreased $2,958, or 6%, for the first quarter of fiscal 2018 compared to the same period of fiscal 2017. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net increased $16,235 for first quarter of fiscal 2018 compared to the same period last year. This increase was due to greater dividend income received in the first quarter of fiscal 2018 on a U.S. Treasury Money Market Fund.

Benefit for income taxes decreased $3,300 for the first quarter of fiscal 2018 compared to the same period of fiscal 2017. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provision for income taxes for the interim quarters of 2017 were calculated under the old tax laws and as such are not comparable to the 2018 effective tax rates. The impact of the U.S. Tax Reform is primarily from revaluing the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional impact of the U.S. Tax Reform is the current best estimate based on the preliminary review of the new law and is subject to revision based on the Company’s existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The SEC has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S. Tax Reform to finalize the recording of related tax impacts. Any future changes to the provisional estimated impact of the U.S. Tax Reform will be included as an adjustment to the provision for income taxes.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will increase in dollar amount and as a percentage of revenues during the remainder of 2018 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses and data costs will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2018 and future periods because it expects to employ more development personnel on average compared to prior periods, obtain additional data and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are largely discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 14, 2018	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer