Form 10-Q
period 2018-06-30
CREDITRISKMONITOR COM INC
filed 2018-08-10
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value – 10,722,401 shares outstanding as of August 6, 2018.

CREDITRISKMONITOR.COM, INC.
INDEX
Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,764,246	$8,735,148
Accounts receivable, net of allowance	1,805,264	2,139,707
Other current assets	870,132	530,699

Total current assets	11,439,642	11,405,554

Property and equipment, net	360,564	437,216
Goodwill	1,954,460	1,954,460
Other assets	39,318	23,463

Total assets	$13,793,984	$13,820,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$8,758,397	$8,304,877
Accounts payable	96,996	58,901
Accrued expenses	1,206,502	1,344,526

Total current liabilities	10,061,895	9,708,304

Deferred taxes on income, net	425,241	514,333
Other liabilities	15,826	15,748

Total liabilities	10,502,962	10,238,385

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,610,771	29,559,784
Accumulated deficit	(26,426,973)	(26,084,700)

Total stockholders’ equity	3,291,022	3,582,308

Total liabilities and stockholders’ equity	$13,793,984	$13,820,693

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	2018	2017

Operating revenues	$3,477,823	$3,341,476

Operating expenses:
Data and product costs	1,413,694	1,330,021
Selling, general and administrative expenses	2,150,490	2,073,311
Depreciation and amortization	42,039	49,716

Total operating expenses	3,606,223	3,453,048

Loss from operations	(128,400)	(111,572)
Other income, net	30,602	9,763

Loss before income taxes	(97,798)	(101,809)
Benefit from income taxes	10,961	18,122

Net loss	$(86,837)	$(83,687)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	2018	2017

Operating revenues	$6,849,747	$6,577,726

Operating expenses:
Data and product costs	2,897,685	2,726,181
Selling, general and administrative expenses	4,338,614	4,186,556
Depreciation and amortization	89,087	99,722

Total operating expenses	7,325,386	7,012,459

Loss from operations	(475,639)	(434,733)
Other income, net	51,644	14,570

Loss before income taxes	(423,995)	(420,163)
Benefit from income taxes	81,722	92,183

Net loss	$(342,273)	$(327,980)

Net loss per share – Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	2018	2017

Cash flows from operating activities:
Net loss	$(342,273)	$(327,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(89,092)	(100,825)
Depreciation and amortization	89,087	99,722
Stock-based compensation	50,987	70,266
Deferred rent	78	2,666
Changes in operating assets and liabilities:
Accounts receivable	334,443	297,370
Other current assets	(339,433)	(165,483)
Other assets	(15,855)	(14,873)
Deferred revenue	453,520	226,919
Accounts payable	38,095	(14,064)
Accrued expenses	(138,024)	(28,737)

Net cash provided by operating activities	41,533	44,981

Cash flows from investing activities:
Purchase of property and equipment	(12,435)	(68,792)

Net cash used in investing activities	(12,435)	(68,792)

Net increase (decrease) in cash and cash equivalents	29,098	(23,811)
Cash and cash equivalents at beginning of period	8,735,148	9,222,343

Cash and cash equivalents at end of period	$8,764,246	$9,198,532

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$8,188	$80,645

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for an entire fiscal year.

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

The FASB and the SEC have issued certain other accounting pronouncements as of June 30, 2018 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

Index
(3)	Deferred Revenue

The Company’s primary source of revenue is from our annual fixed-price subscription services. Our subscribers are able to access this data on a continuous basis thus representing a single performance obligation satisfied over time. Revenue is recognized ratably over the subscription period and is presented net of the taxes that are collected from subscribers and remitted to governmental authorities.

(4)	Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2018	2017	2018	2017

Data and product costs	$8,914	$8,915	$17,828	$17,830
Selling, general and administrative expenses	16,580	26,350	33,159	52,436

	$25,494	$35,265	$50,987	$70,266

(5)	Fair Value Measurements

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

The table below sets forth the Company’s cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,764,246	$-	$-	$8,764,246	$8,735,148

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2018 or December 31, 2017.

Index
(6)	Net Loss per Share

During the three and six months ended June 30, 2018 and 2017 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$8,764	$8,735
Accounts receivable, net	$1,805	$2,140
Working capital	$1,378	$1,697
Cash ratio	0.87	0.90
Quick ratio	1.05	1.12
Current ratio	1.14	1.17

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2018, the Company had $8.76 million in cash and cash equivalents, an increase of approximately $29,100 from December 31, 2017. This increase was the result of cash provided from operating activities ($41,500) being greater than cash used to acquire property and equipment ($12,400).

The main component of current liabilities at June 30, 2018 is deferred revenue of $8.76 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the deferred revenue presented. Deferred revenue is recognized as income over the subscription term, which approximates twelve months.

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

Index
Results of Operations

	3 Months Ended June 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,477,823	100.00%	$3,341,476	100.00%

Operating expenses:
Data and product costs	1,413,694	40.65%	1,330,021	39.80%
Selling, general and administrative expenses	2,150,490	61.83%	2,073,311	62.05%
Depreciation and amortization	42,039	1.21%	49,716	1.49%
Total operating expenses	3,606,223	103.69%	3,453,048	103.34%

Loss from operations	(128,400)	(3.69%)	(111,572)	(3.34%)
Other income, net	30,602	0.88%	9,763	0.29%

Loss before income taxes	(97,798)	(2.81%)	(101,809)	(3.05%)
Benefit from income taxes	10,961	0.31%	18,122	0.55%

Net loss	$(86,837)	(2.50%)	$(83,687)	(2.50%)

Operating revenues increased $136,347, or 4%, for the three months ended June 30, 2018 compared to the same period of fiscal 2017. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $83,673, or 6%, for the second quarter of 2018 compared to the same period of fiscal 2017. This increase was due primarily to: (1) higher salary and related employee benefits, as the Company increased its headcount, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (3) higher costs associated with the outsourcing of certain data entry tasks, as the Company authorized over time to catch up on some processing backlogs.

Selling, general and administrative expenses increased $77,179, or 4%, for the second quarter of fiscal 2018 compared to the same period of fiscal 2017. This increase was due to higher professional and consulting fees partially offset by lower salary and related employee benefits.

Depreciation and amortization decreased $7,677, or 15%, for the second quarter of fiscal 2018 compared to the same period of fiscal 2017. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net increased $20,839 for second quarter of fiscal 2018 compared to the same period last year. This increase was due to greater dividend income received in the second quarter of fiscal 2018 on a U.S. Treasury Money Market Fund.

Benefit from income taxes decreased $7,161 for the second quarter of fiscal 2018 compared to the same period of fiscal 2017. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provision for income taxes for the interim quarters of 2017 were calculated under the old tax laws and as such are not comparable to the 2018 effective tax rates. The impact of the U.S. Tax Reform is primarily from revaluing the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional impact of the U.S. Tax Reform is the current best estimate based on the preliminary review of the new law and is subject to revision based on the Company’s existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The SEC has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S. Tax Reform to finalize the recording of related tax impacts. Any future changes to the provisional estimated impact of the U.S. Tax Reform will be included as an adjustment to the provision for income taxes.

Index
	6 Months Ended June 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$6,849,747	100.00%	$6,577,726	100.00%

Operating expenses:
Data and product costs	2,897,685	42.30%	2,726,181	41.44%
Selling, general and administrative expenses	4,338,614	63.34%	4,186,556	63.65%
Depreciation and amortization	89,087	1.30%	99,722	1.52%
Total operating expenses	7,325,386	106.94%	7,012,459	106.61%

Loss from operations	(475,639)	(6.94%)	(434,733)	(6.61%)
Other income, net	51,644	0.75%	14,570	0.22%

Loss before income taxes	(423,995)	(6.19%)	(420,163)	(6.39%)
Benefit from income taxes	81,722	1.19%	92,183	1.40%

Net loss	$(342,273)	(5.00%)	$(327,980)	(4.99%)

Operating revenues increased $272,021, or 4%, for the six months ended June 30, 2018 compared to the same period  of fiscal 2017. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $171,504, or 6%, for the first six months of 2018 compared to the same period of fiscal 2017. This increase was due primarily to: (1) higher salary and related employee benefits, as the Company increased its headcount, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (3) higher costs associated with the outsourcing of certain data entry tasks, as the Company authorized over time to catch up on some processing backlogs.

Selling, general and administrative expenses increased $152,058, or 4%, for the first six months of fiscal 2018 compared to the same period of fiscal 2017. This increase was due to higher professional and consulting fees as well as higher marketing expenses, as the Company’s marketing effort is fully functional compared to last year when a new Chief Marketing Officer was hired and was re-evaluating the Company’s 2017 marketing plans.

Depreciation and amortization decreased $10,635, or 11%, for the first six months of fiscal 2018 compared to the same period of fiscal 2017. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net increased $37,074 for first six months of fiscal 2018 compared to the same period last year. This increase was due to greater dividend income received in the first half of fiscal 2018 on a U.S. Treasury Money Market Fund.

Benefit from income taxes decreased $10,461 for the first six months of fiscal 2018 compared to the same period of fiscal 2017. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provision for income taxes for the interim quarters of 2017 were calculated under the old tax laws and as such are not comparable to the 2018 effective tax rates. The impact of the U.S. Tax Reform is primarily from revaluing the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional impact of the U.S. Tax Reform is the current best estimate based on the preliminary review of the new law and is subject to revision based on the Company’s existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The SEC has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S. Tax Reform to finalize the recording of related tax impacts. Any future changes to the provisional estimated impact of the U.S. Tax Reform will be included as an adjustment to the provision for income taxes.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 10, 2018	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer