Form 10-Q
period 2018-09-30
CREDITRISKMONITOR COM INC
filed 2018-11-09
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value – 10,722,401 shares outstanding as of November 5, 2018.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,606,450	$8,735,148
Accounts receivable, net of allowance	1,570,236	2,139,707
Other current assets	530,563	530,699

Total current assets	10,707,249	11,405,554

Property and equipment, net	552,538	437,216
Goodwill	1,954,460	1,954,460
Other assets	48,282	23,463

Total assets	$13,262,529	$13,820,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$8,210,492	$8,304,877
Accounts payable	145,462	58,901
Accrued expenses	1,160,313	1,344,526

Total current liabilities	9,516,267	9,708,304

Deferred taxes on income, net	425,876	514,333
Other liabilities	19,310	15,748

Total liabilities	9,961,453	10,238,385

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,631,971	29,559,784
Accumulated deficit	(26,438,119)	(26,084,700)

Total stockholders’ equity	3,301,076	3,582,308

Total liabilities and stockholders’ equity	$13,262,529	$13,820,693

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	2018	2017

Operating revenues	$3,481,359	$3,385,352

Operating expenses:
Data and product costs	1,416,783	1,332,759
Selling, general and administrative expenses	2,060,322	2,013,962
Depreciation and amortization	49,583	43,410

Total operating expenses	3,526,688	3,390,131

Loss from operations	(45,329)	(4,779)
Other income, net	36,710	15,362

Income (loss) before income taxes	(8,619)	10,583
Provision for income taxes	(2,527)	(29,700)

Net loss	$(11,146)	$(19,117)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	2018	2017

Operating revenues	$10,331,106	$9,963,078

Operating expenses:
Data and product costs	4,314,468	4,058,940
Selling, general and administrative expenses	6,398,936	6,200,518
Depreciation and amortization	138,670	143,132

Total operating expenses	10,852,074	10,402,590

Loss from operations	(520,968)	(439,512)
Other income, net	88,354	29,932

Loss before income taxes	(432,614)	(409,580)
Benefit from income taxes	79,195	62,483

Net loss	$(353,419)	$(347,097)

Net loss per share – Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	2018	2017

Cash flows from operating activities:
Net loss	$(353,419)	$(347,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(88,457)	(72,572)
Depreciation and amortization	138,670	143,132
Stock-based compensation	72,187	105,895
Deferred rent	3,562	3,135
Changes in operating assets and liabilities:
Accounts receivable	569,471	577,910
Other current assets	136	(67,350)
Other assets	(24,819)	(9,836)
Deferred revenue	(94,385)	(197,095)
Accounts payable	86,561	39,284
Accrued expenses	(184,213)	(14,857)

Net cash provided by operating activities	125,294	160,549

Cash flows from investing activities:
Purchase of property and equipment	(253,992)	(98,242)

Net cash used in investing activities	(253,992)	(98,242)

Net increase (decrease) in cash and cash equivalents	(128,698)	62,307
Cash and cash equivalents at beginning of period	8,735,148	9,222,343

Cash and cash equivalents at end of period	$8,606,450	$9,284,650

Supplemental disclosure of cash flow information:
Cash paid (refunded), net for:
Income taxes	$(103,812)	$108,647

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for an entire fiscal year.

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

The FASB and the SEC have issued certain other accounting pronouncements as of September 30, 2018 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

(4) Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2018	2017	2018	2017

Data and product costs	$8,914	$8,915	$26,742	$26,745
Selling, general and administrative expenses	12,286	26,714	45,445	79,150

	$21,200	$35,629	$72,187	$105,895

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

The table below sets forth the Company’s cash and cash equivalents as of September 30, 2018 and December 31, 2017, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,606,450	$-	$-	$8,606,450	$8,735,148

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2018 or December 31, 2017.

Index
(6) Net Loss per Share

During the three and nine months ended September 30, 2018 and 2017 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

(7) Related Party Transaction

Michael Flum was employed by the Company in 2018 as VP, Operations & Alternative Data. Mr. Flum is the son of Jerome Flum, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and the brother of Joshua Flum, a director of the Company.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$8,606	$8,735
Accounts receivable, net	$1,570	$2,140
Working capital	$1,190	$1,697
Cash ratio	0.90	0.90
Quick ratio	1.07	1.12
Current ratio	1.13	1.17

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2018, the Company had $8.61 million in cash and cash equivalents, a decrease of approximately $128,700 from December 31, 2017. This decrease was the result of cash provided from operating activities ($125,300) being less than cash used to acquire property and equipment ($254,000).

The main component of current liabilities at September 30, 2018 is deferred revenue of $8.21 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the deferred revenue presented. Deferred revenue is recognized as income over the subscription term, which approximates twelve months.

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

Index
Results of Operations

	3 Months Ended September 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,481,359	100.00%	$3,385,352	100.00%

Operating expenses:
Data and product costs	1,416,783	40.70%	1,332,759	39.37%
Selling, general and administrative expenses	2,060,322	59.18%	2,013,962	59.49%
Depreciation and amortization	49,583	1.42%	43,410	1.28%
Total operating expenses	3,526,688	101.30%	3,390,131	100.14%

Loss from operations	(45,329)	(1.30%)	(4,779)	(0.14%)
Other income, net	36,710	1.05%	15,362	0.45%

Income (loss) before income taxes	(8,619)	(0.25%)	10,583	0.31%
Provision from income taxes	(2,527)	(0.07%)	(29,700)	(0.87%)

Net loss	$(11,146)	(0.32%)	$(19,117)	(0.56%)

Operating revenues increased $96,007, or 3%, for the three months ended September 30, 2018 compared to the same period of fiscal 2017. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $84,024, or 6%, for the third quarter of fiscal 2018 compared to the same period of fiscal 2017. This increase was due primarily to: (1) higher salary and related employee benefits, as the Company increased its headcount, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (3) higher costs associated with the outsourcing of certain data entry tasks, as the Company authorized overtime to catch up on some processing backlogs.

Selling, general and administrative expenses increased $46,360, or 2%, for the third quarter of fiscal 2018 compared to the same period of fiscal 2017. This increase was due to higher professional and consulting fees partially offset by lower salary and related employee benefits.

Depreciation and amortization increased $6,173, or 14%, for the third quarter of fiscal 2018 compared to the same period of fiscal 2017. This increase was due to a higher depreciable asset base reflecting the cost of furniture and leasehold improvements incurred in connection of additional space effective August 1st as well as the cost of new servers used in back-end operations.

Other income, net increased $21,348 for the third quarter of fiscal 2018 compared to the same period last year. This increase was due to greater dividend income received in the third quarter of fiscal 2018 on a U.S. Treasury Money Market Fund.

The benefit for income taxes decreased $27,173 for the third quarter of fiscal 2018 compared to the same period of fiscal 2017. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provision for income taxes for the interim quarters of 2017 were calculated under the old tax laws and as such are not comparable to the 2018 effective tax rates. The impact of the U.S. Tax Reform is primarily from revaluing the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional impact of the U.S. Tax Reform is the current best estimate based on the preliminary review of the new law and is subject to revision based on the Company’s existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The SEC has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S. Tax Reform to finalize the recording of related tax impacts. Any future changes to the provisional estimated impact of the U.S. Tax Reform will be included as an adjustment to the provision for income taxes.

Index
	9 Months Ended September 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$10,331,106	100.00%	$9,963,078	100.00%

Operating expenses:
Data and product costs	4,314,468	41.76%	4,058,940	40.74%
Selling, general and administrative expenses	6,398,936	61.94%	6,200,518	62.23%
Depreciation and amortization	138,670	1.34%	143,132	1.44%
Total operating expenses	10,852,074	105.04%	10,402,590	104.41%

Loss from operations	(520,968)	(5.04%)	(439,512)	(4.41%)
Other income, net	88,354	0.85%	29,932	0.30%

Loss before income taxes	(432,614)	(4.19%)	(409,580)	(4.11%)
Benefit from income taxes	79,195	0.77%	62,483	0.63%

Net loss	$(353,419)	(3.42%)	$(347,097)	(3.48%)

Operating revenues increased $368,028, or 4%, for the nine months ended September 30, 2018 compared to the same period  of fiscal 2017. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $255,528, or 6%, for the first nine months of fiscal 2018 compared to the same period of fiscal 2017. This increase was due primarily to: (1) higher salary and related employee benefits, as the Company increased its headcount, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (3) higher costs associated with the outsourcing of certain data entry tasks, as the Company authorized overtime to catch up on some processing backlogs.

Selling, general and administrative expenses increased $198,418, or 3%, for the first nine months of fiscal 2018 compared to the same period of fiscal 2017. This increase was due to higher professional and consulting fees as well as higher marketing expenses, as the Company’s marketing effort is fully functional compared to last year when a new Chief Marketing Officer was hired and was re-evaluating the Company’s 2017 marketing plans.

Depreciation and amortization decreased $4,462, or 3%, for the first nine months of fiscal 2018 compared to the same period of fiscal 2017. This decrease was due to a lower depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net increased $58,422 for the first nine months of fiscal 2018 compared to the same period last year. This increase was due to greater dividend income received in the first nine months of fiscal 2018 on a U.S. Treasury Money Market Fund.

Benefit from income taxes increased $16,712 for the first nine months of fiscal 2018 compared to the same period of fiscal 2017. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provision for income taxes for the interim quarters of 2017 were calculated under the old tax laws and as such are not comparable to the 2018 effective tax rates. The impact of the U.S. Tax Reform is primarily from revaluing the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional impact of the U.S. Tax Reform is the current best estimate based on the preliminary review of the new law and is subject to revision based on the Company’s existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The SEC has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S. Tax Reform to finalize the recording of related tax impacts. Any future changes to the provisional estimated impact of the U.S. Tax Reform will be included as an adjustment to the provision for income taxes.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 9, 2018	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer