Form 10-K
period 2018-12-31
CREDITRISKMONITOR COM INC
filed 2019-03-22
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2018 was $9,836,734. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 4, 2019.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

The Company publishes comprehensive commercial credit reports covering both public and private companies worldwide. The reports feature detailed analysis of financial statements, including ratio analysis and trend reports, and peer analyses. To help subscribers prioritize and monitor risk, the reports offer the Company’s proprietary FRISK® and PAYCE® scores (measures of financial distress tied to the probability of bankruptcy, powered by crowdsourcing and deep neural network technology, respectively), as well as the well-known Altman Z” default scores, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”), DBRS Limited (“DBRS”) and Morningstar Credit Ratings, LLC (“Morningstar”) issuer ratings. On U.S. banks, reports include Institutional Risk Analytics (“IRA”) Counterparty Quality scores and financial data from the Federal Financial Institutions Examination Council (“FFIEC”) Call Reports. Additionally, the reports include company background information, trade payment reports, as well as public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of U.S. companies. To keep subscribers current with changing risk conditions, the Company’s service uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score reports, credit limit alerts, financial statement updates, U.S. Securities and Exchange Commission (“SEC”) filings and ratings changes. All news items are filtered to assure the stories have financial relevance.

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

CreditRiskMonitor’s annual fixed-price subscription service represented over 99% of its fiscal 2018 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2018 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including IRA, Moody’s, Fitch, DBRS and Morningstar to redistribute their information as part of our service. We also obtain financial statement and other data from Thomson Reuters (Markets) LLC. Although we report some of this “raw” data directly on our website, the critical elements of our service – the FRISK® score, PAYCE® score, ratio analysis and trend reports, peer analyses, Altman Z” default scores and emails which “push” information to our subscribers – are computed by the Company using its own algorithms and weighting techniques, and are delivered in formats carefully designed for the way our subscribers prefer to use this information. Further, hundreds of subscribers and non-subscribers provide us with data from their accounts receivable systems that we aggregate and report, so subscribers can see how these firms are paying the invoices of other firms, without disclosing the specific contributors of this information.

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

The Fundamental Service features the Company’s proprietary credit scores, the FRISK® and PAYCE® scores. These proprietary scores indicates financial distress, by predicting the probability of bankruptcy within the next 12 months at public and private companies, respectively. The scores provide clients with a fast, consistent method for identifying those companies at greatest risk.

i.
The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a structural statistical model back-tested using company data and bankruptcies between 2003 and 2013. This period covers 9,600 unique businesses and includes 580 bankruptcies over a period that includes the Great Recession. As of June 2016, the FRISK® score became even more predictive as we now factor in, when available, anonymous, aggregate crowd-sourced usage data from our subscribers – the FRISK® score can now predict public company bankruptcy risk with 96% accuracy within a 12-month period. The Company believes that some of the most experienced and knowledgeable credit and risk professionals use its website every day to analyze the companies they do business with. When the Company’s subscribers are concerned with a risky company, they investigate that company more closely, in what we have found to be distinct behavioral patterns. With this anonymous, aggregate behavior included, the FRISK® score is more sensitive and accurate, moving a relatively small, but largely important segment of businesses from risky to riskier. Essentially, when credit professionals start looking more closely as a group, there is usually something to be seen. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. To its knowledge, CreditRiskMonitor is the only company currently using crowdsourcing of subscriber activity in generating a financial risk score. The Company’s website is highly structured, enabling it to track very specific patterns of use through its sophisticated and proprietary algorithms, which means the Company has been able to analyze click patterns for the past 10 years, through many financial shifts. At the end of 2018, the Fundamental Service covered over 56,000 public companies worldwide, totaling approximately $63.8 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $80.7 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

ii.
The PAYCE® score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment and U.S. federal tax lien data from CreditRiskMonitor’s extensive database, analyzed with sophisticated deep neural network modeling technology to deliver a 75% accurate score on approximately 80,000 private companies. Unlike other payment based models, a PAYCE® score is only calculated when there is both a sufficient number of trade contributors (3) and trade lines (8) on a company for the analysis.

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

(2)
Financial Statement Sourcing, an add-on service, which provides customers flexible options to help ease their process in the collection, data entry and standardization of private company financial statements.

(3)
Single credit reports on any of the over 56,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

(4)
Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CreditRiskMonitor through an affiliation with a third-party supplier and sold to CreditRiskMonitor subscribers.

The viability and potential of CreditRiskMonitor’s business is made possible by the following characteristics:

•
Low price. The prices of CreditRiskMonitor’s services are low compared to a subscriber’s possible losses from not getting paid, and are low compared to the cost of most competitive credit report products.

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2018 the total “notional” value of Over the Counter Credit Default Swap Derivatives was $10.3 trillion. This was down from the peak value of $58.2 trillion at the end of 2007 and from $24.3 trillion at the end of 2013. To put this in perspective, in 2017 the world GDP was $80.7 trillion, and the market value of all worldwide domestic equity at December 31, 2018 was approximately $73.7 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CreditRiskMonitor’s service.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality commercial credit reports that help busy risk professionals stay ahead of financial risk quickly, easily and accurately, at a cost significantly below that of reports from the leading provider (price comparison as of January 22, 2019). Because Dun & Bradstreet has the largest share of the commercial credit market, their flagship product, DNBi, is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CreditRiskMonitor employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CreditRiskMonitor service provides this critical benefit. CreditRiskMonitor believes that its reports and monitoring of public companies, having aggregate revenues of approximately $63.8 trillion (compared to world GDP of $80.7 trillion in 2017), and private companies, are superior in this way to competitive products or services in that the CreditRiskMonitor service provides public and private company financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® and PAYCE® scores, ratings from Moody’s, Fitch, DBRS and Morningstar, Counterparty Quality scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness. The accuracy of our proprietary FRISK® score, powered by the crowd-sourced usage data from our subscribers, has proved to be a unique selling point.

•	For low-volume customers, CreditRiskMonitor sells single commercial credit reports for a flat price of $49.95 per report, using credit card transactions via the Internet.

Risks Related to Information Systems Security

The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. These risks may take the form of malware, computer viruses, cyber threats, extortion, employee error, malfeasance, system errors or other types of risks, and may occur from inside or outside of our organization. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapid evolving nature of the threats, targets and consequences. Additionally, unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our third-party service providers, employees or vendors. The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology (“IT”) systems and software against damage from a number of threats. The Company has entered into agreements with third parties for hardware, software, telecommunications and other services in connection with its operations. The Company’s operations depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software. However, if the Company is unable or delayed in maintaining, upgrading or replacing its IT systems and software, the risk of a cybersecurity incident could materially increase. Any of these and other events could result in information system failures, delays and/or increases in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

In addition, targeted attacks on the Company’s systems (or on systems of third parties that it relies on), failure or non-availability of a key IT system or a breach of security measures designed to protect its IT systems could result in disruptions to its operations through delays or the corruption and destructions of its data, property damage, loss of confidential information or financial or reputational risks. As the threat landscape is ever-changing, the Company must make continuous mitigation efforts, including: risk prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that the Company’s ability to monitor for or mitigate cybersecurity risks will be fully effective, and the Company may fail to identify cybersecurity breaches or discover them in a timely way.

Any significant compromise or breach of the Company’s data security, whether external or internal, or misuse of data, could result in significant costs, lost sales, fines and lawsuits, as well as damage to its reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Employees

As of March 4, 2019, the Company had 91 full-time and 5 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 2009 that cover its employees.

Available Information

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge on its website (www.creditriskmonitor.com) as soon as reasonably practicable after the Company electronically files the material with or furnishes it to the SEC. Printed copies of these documents may be requested, free of charge, by contacting the Corporate Secretary, CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989. Additionally, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the Company’s website or linked to its website is not incorporated by reference into this Annual Report.

ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 16,900 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2025 and provides for an aggregate total monthly cost of $20,400, subject to annual increases, plus an allocated portion of real estate taxes and insurance.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the OTC Markets OTCQX U.S. under the symbol “CRMZ”. Prior to May 11, 2017 the Company was listed on the OTC Markets OTCQX U.S. Premier (“Premier”), which is the highest tier of the OTC market, reserved exclusively for companies meeting the highest financial standards and that have undergone a thorough qualitative review. The Company’s listing was downgraded on May 11, 2017 as the Company did not meet the market capitalization standard for maintaining continued eligibility of Premier status. The following table sets forth the high and low closing bid quotations reported on the OTCQX or Premier, as applicable, for each calendar quarter of 2017 and 2018. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2018
First Quarter	$2.15	$1.85
Second Quarter	$2.40	$1.99
Third Quarter	$2.25	$1.05
Fourth Quarter	$2.05	$1.55

2017
First Quarter	$2.61	$2.00
Second Quarter	$2.25	$2.00
Third Quarter	$2.00	$1.01
Fourth Quarter	$2.02	$1.46

On March 4, 2019, there were approximately 190 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2018, the Company paid a cash dividend of $0.05 per share on its Common Stock on December 11, 2018; in fiscal 2017, the Company paid a cash dividend of $0.05 per share on its Common Stock on December 11, 2017.

The Company did not repurchase any of its common stock during the fourth quarter of 2018.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

The Company’s customers operate in the global marketplace. It is possible that a weakened economy as well as foreign economic, political, regulatory and social conditions could adversely affect its customers’ need for credit information, or even their solvency, but the Company cannot predict whether or to what extent this will occur.

The Company’s strategic priorities and plans for 2019 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2019.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Cash and cash equivalents	$8,067	$8,735
Accounts receivable, net	$2,455	$2,140
Working capital	$939	$1,697
Cash ratio	0.80	0.90
Quick ratio	1.04	1.12
Current ratio	1.09	1.17

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2018, the Company had $8.07 million in cash and cash equivalents, a decrease of approximately $668,000 from December 31, 2017. The reason for this decrease was that the net cash generated by operating activities for the last 12 months ($165,000) was less than the cash used for the purchase of fixed assets ($297,000) and the dividend paid to stockholders ($536,000).

The Company’s cash generated by operating activities exceeded its net loss primarily due to non-cash expenses (e.g., depreciation and stock-based compensation). Additionally, the main component of current liabilities at December 31, 2018 is deferred revenue of $8.74 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates 12 months. The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash and cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has been cash flow positive for 7 of the last 10 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or if it were to license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any other off-balance sheet arrangements.

Results of Operations

2018 vs. 2017

	Year Ended December 31,
	2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue
Operating revenues	$13,891,004	100.00%	$13,385,068	100.00%

Operating expenses:
Data and product costs	5,764,535	41.50%	5,426,779	40.54%
Selling, general and administrative expenses	8,257,619	59.44%	8,044,256	60.10%
Depreciation and amortization	190,156	1.37%	191,960	1.43%
Total operating expenses	14,212,310	102.31%	13,662,995	102.07%

Loss from operations	(321,306)	(2.31%)	(277,927)	(2.07%)
Other income, net	129,111	0.93%	47,216	0.35%

Loss before income taxes	(192,195)	(1.38%)	(230,711)	(1.72%)
Benefit from income taxes	12,863	0.09%	242,781	1.81%

Net income (loss)	$(179,332)	(1.29%)	$12,070	0.09%

Operating revenues increased $505,936, or 4%, for fiscal 2018 over the prior year. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $337,756, or 6%, for fiscal 2018. This increase was due primarily to: (1) higher salary and related employee benefits, as the Company increased its headcount, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (3) higher costs associated with the outsourcing of certain data entry tasks, as the Company authorized overtime to catch up on some processing backlogs.

Selling, general and administrative expenses increased $213,363, or 3%, for fiscal 2018. This increase was due to higher professional and consulting fees as well as higher occupancy expenses as the Company expanded its office in the 2nd half of 2018. These increases were partially offset by lower marketing expenses, as the Company scaled back its marketing effort in the third quarter, and lower salary and related employee benefits due to a decrease in stock compensation expense, bonus accrual and commissions paid on new sales.

Depreciation and amortization decreased $1,804, or 1%, for fiscal 2018. This decrease was due to a lower average depreciable asset base reflecting the continued use of certain items that have been fully depreciated.

Other income, net increased $81,895 for fiscal 2018, primarily due to higher dividend income received in fiscal 2018 on a U.S. Treasury Money Market Fund.

Benefit from income taxes decreased $229,918 for fiscal 2018 compared to fiscal 2017. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provision for income taxes for fiscal 2017 was calculated under the new tax law, as such the Company recorded a benefit from income taxes of $220,954 in 2017 (see Note 4 to the financial statements for further details). Any future changes to the provisional estimated impact of the U.S. Tax Reform Act will be included as an adjustment to the provision for income taxes.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2019 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2019 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Revenue recognition -- Beginning in 2018, we account for revenue from contracts with customers in accordance with ASU 2014-09, “Revenue from Contracts with Customers” and a series of related accounting standard updates (Topic 606). The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. CreditRiskMonitor’s service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. Revenue is recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Jericho, New York
March 22, 2019

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$8,066,899	$8,735,148
Accounts receivable, net of allowance of $30,000	2,454,585	2,139,707
Other current assets	561,861	530,699

Total current assets	11,083,345	11,405,554

Property and equipment, net	543,762	437,216
Goodwill	1,954,460	1,954,460
Other assets	35,613	23,463

Total assets	$13,617,180	$13,820,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$8,738,445	$8,304,877
Accounts payable	94,767	58,901
Accrued expenses	1,311,218	1,344,526

Total current liabilities	10,144,430	9,708,304

Deferred taxes on income, net	490,381	514,333
Other liabilities	24,537	15,748

Total liabilities	10,659,348	10,238,385

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,650,760	29,559,784
Accumulated deficit	(26,800,152)	(26,084,700)

Total stockholders’ equity	2,957,832	3,582,308

Total liabilities and stockholders’ equity	$13,617,180	$13,820,693

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2018 and 2017

	2018	2017

Operating revenues	$13,891,004	$13,385,068

Operating expenses:
Data and product costs	5,764,535	5,426,779
Selling, general and administrative expenses	8,257,619	8,044,256
Depreciation and amortization	190,156	191,960

Total operating expenses	14,212,310	13,662,995

Loss from operations	(321,306)	(277,927)
Other income, net	129,111	47,216

Loss before income taxes	(192,195)	(230,711)
Benefit from income taxes	12,863	242,781

Net income (loss)	$(179,332)	$12,070

Net income (loss) per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2017	10,722,401	$107,224	$29,419,463	$(25,560,650)	$3,966,037

Net income	-	-	-	12,070	12,070
Cash dividend paid	-	-	-	(536,120)	(536,120)
Stock-based compensation	-	-	140,321	-	140,321

Balance December 31, 2017	10,722,401	107,224	29,559,784	(26,084,700)	3,582,308

Net loss	-	-	-	(179,332)	(179,332)
Cash dividend paid	-	-	-	(536,120)	(536,120)
Stock-based compensation	-	-	90,976	-	90,976

Balance December 31, 2018	10,722,401	$107,224	$29,650,760	$(26,800,152)	$2,957,832

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017

	2018	2017

Cash flows from operating activities:
Net income (loss)	$(179,332)	$12,070
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(23,952)	(248,070)
Depreciation and amortization	190,156	191,960
Stock-based compensation	90,976	140,321
Deferred rent	8,789	3,174
Changes in operating assets and liabilities:
Accounts receivable, net	(314,878)	(49,031)
Other current assets	(31,162)	(43,442)
Other assets	(12,150)	300
Unexpired subscription revenue	433,568	215,919
Accounts payable	35,866	(37,824)
Accrued expenses	(33,308)	62,400

Net cash provided by operating activities	164,573	247,777

Cash flows from investing activities:
Purchase of property and equipment	(296,702)	(198,852)

Net cash used in investing activities	(296,702)	(198,852)

Cash flows from financing activities:
Dividend paid to stockholders	(536,120)	(536,120)

Net cash used in financing activities	(536,120)	(536,120)

Net decrease in cash and cash equivalents	(668,249)	(487,195)
Cash and cash equivalents at beginning of year	8,735,148	9,222,343

Cash and cash equivalents at end of year	$8,066,899	$8,735,148

Supplemental disclosure of cash flow information:
Cash paid (refunded), net during the year for:
Income taxes	$(103,812)	$136,647

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

In May 2014, new accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The Company adopted this standard as of January 1, 2018 by applying the modified retrospective approach. Thus, reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this standard did not have a significant impact on the Company’s financial statements because our primary source of revenue is subscription income which is recognized ratably over the subscription term.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. While the Company is still finalizing its adoption procedures, the Company estimates the primary impact to its financial position upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancelable operating leases on its balance sheet resulting in the recording of right of use assets and lease obligations for approximately $2.6 million.

The FASB and the SEC have issued certain other accounting pronouncements as of December 31, 2018 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows:

•	Fixtures, equipment and software -- 3 to 6 years
•	Leasehold improvements -- lower of estimated useful life or term of lease (i.e., 2 to 7 years)

Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessment. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2018 and 2017 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2018 and 2017, management believes no impairment of long-lived assets has occurred.

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

Revenue Recognition

Beginning in 2018, we account for revenue from contracts with customers in accordance with ASU 2014-09, “Revenue from Contracts with Customers” and a series of related accounting standard updates (Topic 606). The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. CreditRiskMonitor’s service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. Revenue is recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

Net Income (Loss) Per Share

Net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted net income per share is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options (see Note 8).

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

Segment Information

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment. In addition, the Company has no foreign operations or any assets in foreign locations.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2018 nor 2017.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2018	2017

Cash	$958,739	$508,942
Money market funds	7,108,160	8,226,206

	$8,066,899	$8,735,148

NOTE 4 - INCOME TAXES

In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform Act”), we recorded a credit for income taxes of $220,954 in 2017. The impact of the U.S. Tax Reform Act was primarily from revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The Company recorded a provisional non-cash adjustment of $220,954 for the year ended December 31, 2017. We determined the effects of the rate change using our best estimate of temporary book-to-tax differences. Upon final analysis and remeasurement of our deferred tax balances, the December 31, 2017 adjustment recorded accurately reflected the change in corporate income tax rates and has not been materially adjusted in 2018.

The Company’s income tax expense (benefit) consisted of the following:

	2018	2017
Current:
Federal	$3,620	$(2,746)
State	7,469	8,035
Deferred:
Federal	(18,379)	(264,707)
State	(5,573)	16,637

	$(12,863)	$(242,781)

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense (benefit) for 2018 and 2017 differs from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2018	2017

Computed “expected” expense (benefit)	$(40,361)	$(78,408)
Permanent differences	23,670	42,570
State and local income tax expense	(8,808)	(7,749)
True-up of current taxes	4,892	1,025
True-up of deferred taxes	7,117	20,735
Change in federal statutory rate	627	(220,954)

Income tax benefit	$(12,863)	$(242,781)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryovers	$10,443	$--
Stock options	16,182	12,406
Accrued vacation	76,817	65,317
Bad debt allowance	8,319	8,309
Deferred revenue	7,384	4,674
Deferred rent	6,804	4,362
Other	24,081	19,945

Total deferred tax assets	150,030	115,013

Deferred tax liabilities:
Goodwill	(541,972)	(541,310)
Fixed assets	(98,439)	(88,036)

Total deferred tax liabilities	(640,411)	(629,346)

Net deferred tax liabilities	$(490,381)	$(514,333)

NOTE 5 - COMMON STOCK AND STOCK OPTIONS

Common Stock

At December 31, 2018, 376,850 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2018, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options

As of December 31, 2018, the Company has one stock option plan: the 2009 Long-Term Incentive Plan (“2009 Plan”). During 2017, the Company’s prior plan (the 1998 Long-Term Incentive Plan) expired.

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,300,000 shares of common stock. At December 31, 2018, there were options outstanding for 376,850 shares of common stock under the 2009 Plan.

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 Plan may be exercised after four years in installments upon the attainment of specified length of service, unless otherwise determined by the Compensation Committee as set forth in the Award Agreement. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Transactions with respect to the Company’s stock option plans for the years ended December 31, 2018 and 2017 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2017	396,090	$3.1315
Forfeited	(49,540)	2.1762
Granted	74,800	2.0588

Outstanding at December 31, 2017	421,350	$3.0534
Forfeited	(44,500)	3.6865

Outstanding at December 31, 2018	376,850	$2.9786

As of December 31, 2018, there were 922,890 shares of common stock reserved for the granting of additional options.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the years ended December 31:

	2018	2017

Data and product costs	$35,656	$35,661
Selling, general and administrative costs	55,320	104,660

	$90,976	$140,321

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock through the date of grant. The Company uses the simplified method to estimate the options’ expected term. The risk-free interest rate used is based on the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the option.

No options were granted during the year ended December 31, 2018. The fair value of options granted during the year ended December 31, 2017 was $1.21. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

Risk-free interest rate	2.37%
Expected dividend yield	2.61%
Expected volatility factor	0.73
Expected life of the option (years)	9.00

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2018:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	54,800	8.79	$1.6788	-	-
$ 2.01 - $ 3.00	151,500	5.81	$2.6917	35,100	$2.3154
$ 3.01 - $ 6.00	170,550	1.54	$3.6511	154,440	$3.6092

	376,850	4.31	$2.9786	189,540	$3.3696

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $1.90 and $1.75 as of December 31, 2018 and 2017, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2018 and 2017 was $12,120 and $3,900, respectively.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $253,004. This cost will be amortized on a straight-line basis over a weighted average term of 2.61 years and will be adjusted for subsequent changes in estimated forfeitures.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2018	2017

Computer equipment and software	$1,347,020	$1,485,044
Furniture and fixtures	504,628	369,595
Leasehold improvements	240,328	187,062
	2,091,976	2,041,701
Less accumulated depreciation and amortization	(1,548,214)	(1,604,485)

	$543,762	$437,216

NOTE 7 - LEASE COMMITMENTS

The Company’s operations are conducted from a leased facility, which is under an operating lease that was due to expire on July 31, 2020. The Company entered into an Extension and Modification Agreement during 2018 whereby it agreed to increase its rental space and extend the expiration date to July 31, 2025. Rental expenses under operating leases were $352,971 and $290,634 for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments for noncancelable operating leases at December 31, 2018 are as follows:

Operating Leases

2019	$249,943
2020	256,862
2021	262,970
2022	270,859
2023	278,985
Thereafter	457,876

Total minimum lease payments	$1,777,495

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	2018	2017

Net income (loss)	$(179,332)	$12,070

Weighted average common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	--	143,280
LESS: Shares which could be repurchased under treasury stock method	--	(139,560)
Weighted average common shares outstanding – diluted	10,722,401	10,726,121

Net income (loss) per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

All outstanding stock options were excluded from the computation of diluted loss per share for the year ended December 31, 2018 as they were antidilutive. For fiscal 2017, the computation of diluted net income per share excludes the effects of the assumed exercise of 264,675 options, since their inclusion would be anti-dilutive as their exercise prices were above market value.

NOTE 9 - RELATED PARTY TRANSACTION

Michael Flum was employed part-time by the Company in 2018 as Vice President of Operations & Alternative Data. Mr. Flum is the son of Jerome Flum, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and the brother of Joshua Flum, a director of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management is necessarily required to use judgment in evaluating controls and procedures.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the disclosure and controls and procedures as of December 31, 2018. Based on this evaluation, the Company’s management concluded that its disclosure controls and procedures as of the end of the period covered by this report are effective.

In the ordinary course of business, the Company reviews its internal control over financial reporting and make changes to its systems and processes to improve such controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems and automating manual processes. These changes have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting. However, they allow the Company to continue to enhance its internal control over financial reporting and ensure that its internal control environment remains effective.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	78	Chairman of the Board/Chief Executive Officer	1983
Lawrence Fensterstock	68	Senior Vice President/Chief Financial Officer/Secretary	1999
Andrew J. Melnick	77	Director	2005
Jeffrey S. Geisenheimer	53	Director	2005
Joshua M. Flum	49	Director	2007
Richard J. James	79	Director	1992

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

Joshua M. Flum has been a Director since September 2007. He has been an executive with CVS Health Corporation since July 2004. Mr. Flum began his career at CVS Health in Store Operations and is currently Executive Vice President, Enterprise Strategy and Digital. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. He then joined the Boston Consulting Group where his work focused on the consumer and retail practice area. Mr. Flum is the son of Jerome Flum.

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

Significant Employees

Peter Roma was promoted to the newly formed position of Senior Vice President of Sales and Service in August 2017. He is now responsible for both new sales growth and the servicing of our current subscriber base. Previously, Mr. Roma was Vice President of Sales since 2010 where he was tasked with implementing firm wide the sales process he had developed while an Account Executive. He joined the Company in October 2004 as an Account Executive. Mr. Roma has over 35 years of sales experience. He started with Metropolitan Insurance Company but spent most of his career in financial services working for Shearson Lehman Bros., Inc. and then Merrill, Lynch, Pierce, Fenner & Smith where he was a Vice President-Private Client.

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

Michael Clark was promoted to Senior Vice President of Information Technology in August 2018 and is now responsible for all aspects of technology. Previously, he had been Vice President of Software Development since May 2002.  Mr. Clark brings over 30 years of software design and development experience. Prior to joining the Company, from 1997-2001, Mr. Clark was Director of Software Development for The Technology Group, creating early web-based smart-document and legal expert systems.  From 1988 to 1996 he helped develop the award-winning word processing system Nota Bene, enabling multi-lingual document editing in Windows and MS-DOS systems. Mr. Clark has a B.A. in Computational Mathematics from the University of Buffalo.

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

Nicholas J. Walz was promoted to the role of Vice President of Marketing in August 2018. He joined the Company in August 2017 as Senior Marketing Manager. Prior to joining CreditRiskMonitor, Mr. Walz served as Senior E-Commerce & Web Manager for the Italy-based Vitec Group, a developer of professional broadcast and photographic equipment. In a hybrid marketing and sales role for several years, he spearheaded the company’s U.S. division, promoting more than a dozen brands to consumers looking to buy direct from the manufacturer and helped the U.S. become the No. 1 territory in terms of profit and revenue. Prior to that, he was in a Communications management role with the United States Tennis Association and the US Open Tennis Championships for six years, while also overseeing web development. Mr. Walz received his Master’s Degree in English from the State University of New York at Albany.

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

In performing these functions, the Audit Committee meets periodically with the independent auditors and management to review their work and confirm that they are properly discharging their respective responsibilities. The Audit Committee met five times in connection with the last fiscal year’s audit, prior to the filing of the Company’s annual and quarterly SEC reports.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2018, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)		All Other Compensation		Total
Jerome S. Flum, Chairman and Chief Executive Officer	2018 2017	$ $	183,120 180,360	$ $	4,700 18,000	$ $	2,971 2,971	$ $	-0- -0-	$ $	190,791 201,331
William B. Danner, President (3)	2018 2017	$ $	157,047 217,080	$ $	-0- 39,400	$ $	6,057 12,114	$ $	-0- -0-	$ $	163,104 268,594
Lawrence Fensterstock, Senior Vice President	2018 2017	$ $	183,120 180,360	$ $	36,600 45,000	$ $	1,461 1,461	$ $	-0- -0-	$ $	221,181 226,821

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

(3) Mr. Danner served as President until August 2, 2018, when he resigned from the Company.

Directors’ Fees

Effective January 1, 2016, non-employee directors receive $1,000 per quarter or a total of $4,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$4,000	$2,331	$6,331
Jeffrey S. Geisenheimer	$4,000	$2,331	$6,331
Joshua M. Flum	$4,000	$6,552	$10,552
Richard J. James	$4,000	$2,331	$6,331

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 5 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 4, 2019 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein(2) 1865 Palmer Avenue Larchmont, NY 10538	716,654	6.57%
Tabatabai Investment Management LLC Tabatabai Investment Partners LP Alex Tabatabai(3) 540 N Dearborn Street, #101257 Chicago, IL 60610	727,430	6.66%
Flum Partners (4)	5,641,134	51.68%
Jerome S. Flum	6,238,776 (5)(6)	57.16%
Lawrence Fensterstock	142,378	1.30%
Andrew J. Melnick	59,670	-----*
Jeffrey S. Geisenheimer	125,348	1.15%
Joshua M. Flum	10,400	-----*
Richard J. James	64,350	-----*
All directors and executive officers (as a group (7 persons))	6,640,922 (5)(6)	60.84%

*less than 1%

(1) Does not give effect to (a) options to purchase 126,530 shares of Common Stock granted to 27 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, and (b) options to purchase an aggregate of 57,400 shares granted to the non-employee directors pursuant to the 2009 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,600 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 15,600 shares of Common Stock granted to non-employee directors, 1,560 of Common Stock granted to Mr. Fensterstock, and 175,760 shares of Common Stock granted to 12 employees, all of which are immediately exercisable.

(2) Based on the information contained in a Schedule 13G/A filed February 1, 2019. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. Lawrence J. Goldstein is an individual investor, the sole managing member and the sole owner of SMP Asset Management, LLC, and may be deemed to beneficially own these shares.

(3) Based on the information contained in a Schedule 13D filed April 11, 2017. Tabatabati Investment Management LLC is the general partner of Tabatabati Investment Partners LP. The managing member of Tabatabi Investment Management LLC is Alex Tabatabai.

(4) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(5) Includes 5,641,134 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,238,776 shares of Common Stock, or 57.16% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	376,850	$2.98	922,890
Total	376,850	$2.98	922,890

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2018	2017

Audit fees (1)	$102,000	$99,000
Audit related fees (2)	-	-
Tax fees (3)	12,200	11,785
All other fees	-	-

Total fees	$114,200	$110,785

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3)	Consists of fees for preparation of federal and state income tax returns.

The engagement of CohnReznick LLP for the 2018 and 2017 fiscal years and the scope of audit-related services, including the audits and reviews described above, and tax services were all pre-approved by the Audit Committee.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 22, 2019	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2019	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2019	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 22, 2019	By:	/s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 22, 2019	By:	/s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 22, 2019	By:	/s/	Joshua M. Flum
Joshua M. Flum
Director

Date: March 22, 2019	By:	/s/	Richard J. James
Richard J. James
Director