Form 10-Q
period 2019-03-31
CREDITRISKMONITOR COM INC
filed 2019-05-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock $.01 par value – 10,722,401 shares outstanding as of May 6, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01	CRMZ	OTC Markets OTCQX U.S.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,389,953	$8,066,899
Accounts receivable, net of allowance	1,954,108	2,454,585
Other current assets	655,315	561,861

Total current assets	10,999,376	11,083,345

Property and equipment, net	532,624	543,762
Operating lease right-to-use asset	2,512,484	--
Goodwill	1,954,460	1,954,460
Other assets	44,513	35,613

Total assets	$16,043,457	$13,617,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,120,049	$8,738,445
Accounts payable	226,434	94,767
Current portion of operating lease liability	136,815	--
Accrued expenses	837,118	1,311,218

Total current liabilities	10,320,416	10,144,430

Deferred taxes on income, net	476,155	490,381
Operating lease liability, less current portion	2,411,258	--
Other liabilities	--	24,537

Total liabilities	13,207,829	10,659,348

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,665,024	29,650,760
Accumulated deficit	(26,936,620)	(26,800,152)

Total stockholders’ equity	2,835,628	2,957,832

Total liabilities and stockholders’ equity	$16,043,457	$13,617,180

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	2019	2018

Operating revenues	$3,495,809	$3,371,924

Operating expenses:
Data and product costs	1,468,993	1,483,991
Selling, general and administrative expenses	2,167,411	2,188,124
Depreciation and amortization	50,989	47,048

Total operating expenses	3,687,393	3,719,163

Loss from operations	(191,584)	(347,239)
Other income, net	40,890	21,042

Loss before income taxes	(150,694)	(326,197)
Benefit from income taxes	14,226	70,761

Net loss	$(136,468)	$(255,436)

Net loss per share – Basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance January 1, 2018	10,722,401	$107,224	$29,559,784	$(26,084,700)	$3,582,308

Net loss	-	-	-	(255,436)	(255,436)
Stock-based compensation	-	-	25,493	-	25,493

Balance March 31, 2018	10,722,401	$107,224	$29,585,277	$(26,340,136)	$3,352,365

Balance January 1, 2019	10,722,401	$107,224	$29,650,760	$(26,800,152)	$2,957,832

Net loss	-	-	-	(136,468)	(136,468)
Stock-based compensation	-	-	14,264	-	14,264

Balance March 31, 2019	10,722,401	$107,224	$29,665,024	$(26,936,620)	$2,835,628

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(136,468)	$(255,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(14,226)	(75,052)
Depreciation and amortization	50,989	47,048
Deferred rent	--	39
Operating lease right-to-use asset, net	11,052	--
Stock-based compensation	14,264	25,493
Changes in operating assets and liabilities:
Accounts receivable	500,477	165,052
Other current assets	(93,454)	25,771
Other assets	(8,900)	(26,305)
Unexpired subscription revenue	381,604	588,669
Accounts payable	131,667	86,677
Accrued expenses	(474,100)	(588,020)

Net cash provided by (used in) operating activities	362,905	(6,064)

Cash flows from investing activities:
Purchase of property and equipment	(39,851)	(9,258)

Net cash used in investing activities	(39,851)	(9,258)

Net increase (decrease) in cash and cash equivalents	323,054	(15,322)
Cash and cash equivalents at beginning of period	8,066,899	8,735,148

Cash and cash equivalents at end of period	$8,389,953	$8,719,826

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2018.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2018 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

(2) Adoption of ASC 842

On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the Company’s balance sheet as of December 31, 2018 was not restated, continues to be reported under ASC Topic 840, Leases (“ASC 840”), which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the statement of operations. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in its statement of operations for each period presented.

The Company adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on its balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded an adjustment of $2.59 million to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments. As permitted under ASC 842, the Company elected several practical expedients that permits it to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

Index
The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was:

	As reported Dec. 31, 2018	Adoption of ASC 842 Increase	Balance Jan. 1, 2019
Operating lease right-to-use asset	$-	$2,589,875	$2,589,875
Total assets	13,617,180	2,589,875	16,207,055
Current portion of operating lease liability	-	143,213	143,213
Operating lease liability	-	2,446,662	2,446,662
Total liabilities and stockholders’ equity	13,617,180	2,589,875	16,207,055

For all leases, at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the remaining lease payments under the lease. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments and payments for optional renewal periods where it is reasonably certain the renewal period will be exercised. Lease expense for operating leases consists of the lease payments plus any initial direct costs, and is recognized on a straight-line basis over the lease term.

The Company’s operating lease right-of-use asset and operating lease liability represents the lease for the office space used to conduct its business.

The following table reconciles the undiscounted cash flows for the Company’s operating lease at March 31, 2019 to the operating lease liability recorded on the balance sheet:

2019 Remainder	$186,671
2020	255,311
2021	262,970
2022	270,859
2023	278,985
2024	287,355
Thereafter	1,769,054
Total undiscounted lease payments	3,311,205
LESS: Imputed interest at 4.54%	(763,132)
Present value of lease payments	$2,548,073

Current portion of operating lease liability	$136,815
Operating lease liability	2,411,258
$2,548,073

(3) Recently Issued Accounting Standards

The FASB and the SEC have issued certain other accounting pronouncements as of March 31, 2019 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

(4) Revenue Recognition

The Company applies ASC 606, Revenue from Contract with Customers (“ASC 606”) to recognize revenue. ASC 606 requires an entity to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The Company’s primary source of revenue is subscription income which is recognized ratably over the subscription term.

Index
(5) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	2019	2018

Data and product costs	$6,440	$8,914
Selling, general and administrative expenses	7,824	16,579

	$14,264	$25,493

(6) Fair Value Measurements

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

The table below sets forth the Company’s cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,389,953	$-	$-	$8,389,953	$8,066,899

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2019 or December 31, 2018.

Index
(7) Net Loss per Share

During the three months ended March 31, 2019 and 2018 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

(8) Related Party Transaction

Michael Flum has been employed part-time by the Company since 2018 as Vice President of Operations & Alternative Data. Mr. Flum is the son of Jerome Flum, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and the brother of Joshua Flum, a director of the Company.

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

Our strategic priorities and plans for 2019 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2019.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$8,390	$8,067
Accounts receivable, net	$1,954	$2,455
Working capital	$679	$939
Cash ratio	0.81	0.80
Quick ratio	1.00	1.04
Current ratio	1.07	1.09

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2019, the Company had $8.39 million in cash and cash equivalents, an increase of approximately $323,000 from December 31, 2018. This increase was the result of cash provided by operating activities ($363,000) being greater than cash used to acquire property and equipment ($40,000).

The main component of current liabilities at March 31, 2019 is unexpired subscription revenue of $9.12 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates twelve months.

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

Index
Results of Operations

	3 Months Ended March 31,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,495,809	100.00%	$3,371,924	100.00%

Operating expenses:
Data and product costs	1,468,993	42.02%	1,483,991	44.01%
Selling, general and administrative expenses	2,167,411	62.00%	2,188,124	64.89%
Depreciation and amortization	50,989	1.46%	47,048	1.40%
Total operating expenses	3,687,393	105.48%	3,719,163	110.30%

Loss from operations	(191,584)	(5.48%)	(347,239)	(10.30%)
Other income, net	40,890	1.17%	21,042	0.63%

Loss before income taxes	(150,694)	(4.31%)	(326,197)	(9.67%)
Benefit from income taxes	14,226	0.41%	70,761	2.09%

Net loss	$(136,468)	(3.90%)	$(255,436)	(7.58%)

Operating revenues increased $123,885, or 4%, for the three months ended March 31, 2019 compared to the first quarter of fiscal 2018. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs decreased $14,998, or 1%, for the first quarter of 2019 compared to the same period of fiscal 2018. This decrease was due primarily to: (1) lower hosted facility costs, as the Company incurred spikes in its Internet usage in 2018 above the contracted amount resulting in additional charges that were not incurred in 2019, and (2) lower costs associated with the outsourcing of certain data entry tasks, as in 2018 the Company authorized overtime to catch up on some processing backlogs which were not incurred in 2019. These cost savings were offset in part by: (1) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (2) higher salary and related employee benefits due to pay raises to staff.

Selling, general and administrative expenses decreased $20,713, or 1%, for the first quarter of fiscal 2019 compared to the same period of fiscal 2018. This decrease was due to: (1) lower salary and related employee benefits, because of a headcount reduction as well as a lower bonus accrual, and (2) lower professional and consulting fees. These decreases were offset in part by higher rent and related expenses resulting from the Company’s expansion of its office in mid-2018.

Depreciation and amortization increased $3,941, or 8%, for the first quarter of fiscal 2019 compared to the same period of fiscal 2018. This increase was due to the leasehold improvements incurred in connection with the Company’s expansion of its office in mid-2018.

Other income, net increased $19,848 for first quarter of fiscal 2019 compared to the same period last year. This increase was due to greater dividend income received in the first quarter of fiscal 2019 on all of the Company’s money market fund holdings.

Benefit for income taxes decreased $56,535 for the first quarter of fiscal 2019 compared to the same period of fiscal 2018. This decrease was due to the Company reporting a lower pre-tax loss in 2019 versus 2018, because of the reasons enumerated above, as well as a lower effective tax rate in 2019.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2019 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2019 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 14, 2019	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer