Form 10-Q
period 2019-06-30
CREDITRISKMONITOR COM INC
filed 2019-08-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (845) 230-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of August 6, 2019.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,403,179	$8,066,899
Accounts receivable, net of allowance	1,928,960	2,454,585
Other current assets	832,965	561,861

Total current assets	11,165,104	11,083,345

Property and equipment, net	554,820	543,762
Operating lease right-of-use asset	2,469,025	--
Goodwill	1,954,460	1,954,460
Other assets	31,607	35,613

Total assets	$16,175,016	$13,617,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$8,860,837	$8,560,316
Accounts payable	126,553	94,767
Current portion of operating lease liability	140,217	--
Accrued expenses	1,131,349	1,311,218

Total current liabilities	10,258,956	9,966,301

Deferred taxes on income, net	473,194	490,381
Unexpired subscription revenue, less current portion	229,524	178,129
Operating lease liability, less current portion	2,375,451	--
Other liabilities	--	24,537

Total liabilities	13,337,125	10,659,348

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,678,817	29,650,760
Accumulated deficit	(26,948,150)	(26,800,152)

Total stockholders’ equity	2,837,891	2,957,832

Total liabilities and stockholders’ equity	$16,175,016	$13,617,180

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	2019	2018

Operating revenues	$3,567,531	$3,477,823

Operating expenses:
Data and product costs	1,426,497	1,413,694
Selling, general and administrative expenses	2,147,733	2,150,490
Depreciation and amortization	50,045	42,039

Total operating expenses	3,624,275	3,606,223

Loss from operations	(56,744)	(128,400)
Other income, net	43,209	30,602

Loss before income taxes	(13,535)	(97,798)
Benefit from income taxes	2,005	10,961

Net loss	$(11,530)	$(86,837)

Net loss per share – Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	2019	2018

Operating revenues	$7,063,340	$6,849,747

Operating expenses:
Data and product costs	2,895,490	2,897,685
Selling, general and administrative expenses	4,315,144	4,338,614
Depreciation and amortization	101,034	89,087

Total operating expenses	7,311,668	7,325,386

Loss from operations	(248,328)	(475,639)
Other income, net	84,099	51,644

Loss before income taxes	(164,229)	(423,995)
Benefit from income taxes	16,231	81,722

Net loss	$(147,998)	$(342,273)

Net loss per share – Basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Capital

Balance April 1, 2018	10,722,401	$107,224	$29,585,277	$(26,340,136)	$3,352,365

Net loss	-	-	-	(86,837)	(86,837)
Stock-based compensation	-	-	25,494	-	25,494

Balance June 30, 2018	10,722,401	$107,224	$29,610,771	$(26,426,973)	$3,291,022

Balance April 1, 2019	10,722,401	$107,224	$29,665,024	$(26,936,620)	$2,835,628

Net loss	-	-	-	(11,530)	(11,530)
Stock-based compensation	-	-	13,793	-	13,793

Balance June 30, 2019	10,722,401	$107,224	$29,678,817	$(26,948,150)	$2,837,891

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Capital

Balance January 1, 2018	10,722,401	$107,224	$29,559,784	$(26,084,700)	$3,582,308

Net loss	-	-	-	(342,273)	(342,273)
Stock-based compensation	-	-	50,987	-	50,987

Balance June 30, 2018	10,722,401	$107,224	$29,610,771	$(26,426,973)	$3,291,022

Balance January 1, 2019	10,722,401	$107,224	$29,650,760	$(26,800,152)	$2,957,832

Net loss	-	-	-	(147,998)	(147,998)
Stock-based compensation	-	-	28,057	-	28,057

Balance June 30, 2019	10,722,401	$107,224	$29,678,817	$(26,948,150)	$2,837,891

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(147,998)	$(342,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(17,187)	(89,092)
Depreciation and amortization	101,034	89,087
Deferred rent	--	78
Operating lease right-of-use asset, net	22,106	--
Stock-based compensation	28,057	50,987
Changes in operating assets and liabilities:
Accounts receivable	525,625	334,443
Other current assets	(271,104)	(339,433)
Other assets	4,006	(15,855)
Unexpired subscription revenue	351,916	453,520
Accounts payable	31,786	38,095
Accrued expenses	(179,869)	(138,024)

Net cash provided by operating activities	448,372	41,533

Cash flows from investing activities:
Purchase of property and equipment	(112,092)	(12,435)

Net cash used in investing activities	(112,092)	(12,435)

Net increase in cash and cash equivalents	336,280	29,098
Cash and cash equivalents at beginning of period	8,066,899	8,735,148

Cash and cash equivalents at end of period	$8,403,179	$8,764,246

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2018 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation. The noncurrent portion of unexpired subscription revenue was reclassified to noncurrent liabilities, which had no effect on previously reported net loss or total stockholders’ equity.

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
The impact of the adoption of ASC 842 on the balance sheet at January 1, 2019 was:

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

The following table reconciles the undiscounted cash flows for the Company’s operating lease at June 30, 2019 to the operating lease liability recorded on the balance sheet:

2019 Remainder	$125,468
2020	255,311
2021	262,970
2022	270,859
2023	278,985
2024	287,355
Thereafter	1,769,054
Total undiscounted lease payments	3,250,002
LESS: Imputed interest at 4.54%	(734,334)
Present value of lease payments	$2,515,668

Current portion of operating lease liability	$140,217
Operating lease liability	2,375,451
$2,515,668

(3) Recently Issued Accounting Standards

The FASB and the SEC have issued certain other accounting pronouncements as of June 30, 2019 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

Index
(5) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2019	2018	2019	2018

Data and product costs	$5,969	$8,914	$12,409	$17,828
Selling, general and administrative expenses	7,824	16,580	15,648	33,159

	$13,793	$25,494	$28,057	$50,987

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

The table below sets forth the Company’s cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,403,179	$-	$-	$8,403,179	$8,066,899

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2019 or December 31, 2018.

Index
(7) Net Loss per Share

During the three and six months ended June 30, 2019 and 2018 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

(8) Related Party Transaction

Michael Flum, Vice President of Operations & Alternative Data, joined the Company on a part-time basis on June 4, 2018 and became a full-time employee on June 2, 2019. Mr. Flum is the son of Jerome Flum, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and the brother of Joshua Flum, a director of the Company.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$8,403	$8,067
Accounts receivable, net	$1,929	$2,455
Working capital	$906	$1,117
Cash ratio	0.82	0.81
Quick ratio	1.01	1.06
Current ratio	1.09	1.11

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2019, the Company had $8.40 million in cash and cash equivalents, an increase of approximately $336,000 from December 31, 2018. This increase was the result of cash provided by operating activities ($448,000) being greater than cash used to acquire property and equipment ($112,000).

The main component of current liabilities at June 30, 2019 is unexpired subscription revenue of $8.86 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates twelve months.

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

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended June 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,567,531	100.00%	$3,477,823	100.00%

Operating expenses:
Data and product costs	1,426,497	39.99%	1,413,694	40.65%
Selling, general and administrative expenses	2,147,733	60.20%	2,150,490	61.83%
Depreciation and amortization	50,045	1.40%	42,039	1.21%
Total operating expenses	3,624,275	101.59%	3,606,223	103.69%

Loss from operations	(56,744)	(1.59%)	(128,400)	(3.69%)
Other income, net	43,209	1.21%	30,602	0.88%

Loss before income taxes	(13,535)	(0.38%)	(97,798)	(2.81%)
Benefit from income taxes	2,005	0.06%	10,961	0.31%

Net loss	$(11,530)	(0.32%)	$(86,837)	(2.50%)

Operating revenues increased $89,708, or 3%, for the three months ended June 30, 2019 compared to the second quarter of fiscal 2018. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $12,803, or 1%, for the second quarter of 2019 compared to the same period of fiscal 2018. This increase was due primarily to: (1) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (2) higher security consulting fees. These increases were partially offset by: (1) lower salary and related employee benefits due to employee turnover, and (2) lower costs associated with the outsourcing of certain data entry tasks, as the Company authorized overtime to catch up on some processing backlogs in 2018 which were not incurred in 2019.

Selling, general and administrative expenses decreased $2,757, or 0.1%, for the second quarter of fiscal 2019 compared to the same period of fiscal 2018. This decrease was due to lower salary and related employee benefits, because of a headcount reduction as well as a lower bonus accrual. This decrease was offset in part by: (1) higher rent and related expenses resulting from the Company’s expansion of its office in mid-2018, and (2) higher professional and consulting fees.

Depreciation and amortization increased $8,006, or 19%, for the second quarter of fiscal 2019 compared to the same period of fiscal 2018. This increase was due to the leasehold improvements incurred in connection with the Company’s expansion of its office in mid-2018.

Other income, net increased $12,607 for the second quarter of fiscal 2019 compared to the same period last year. This increase was due to greater dividend income received in the second quarter of fiscal 2019 on all of the Company’s money market fund holdings.

Benefit for income taxes decreased $8,956 for the second quarter of fiscal 2019 compared to the same period of fiscal 2018. This decrease was due to the Company reporting a lower pre-tax loss in 2019 versus 2018, because of the reasons enumerated above, partially offset by a higher effective tax rate in 2019.

Index
	6 Months Ended June 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$7,063,340	100.00%	$6,849,747	100.00%

Operating expenses:
Data and product costs	2,895,490	41.00%	2,897,685	42.30%
Selling, general and administrative expenses	4,315,144	61.09%	4,338,614	63.34%
Depreciation and amortization	101,034	1.43%	89,087	1.30%
Total operating expenses	7,311,668	103.52%	7,325,386	106.94%

Loss from operations	(248,328)	(3.52%)	(475,639)	(6.94%)
Other income, net	84,099	1.19%	51,644	0.75%

Loss before income taxes	(164,229)	(2.33%)	(423,995)	(6.19%)
Benefit from income taxes	16,231	0.23%	81,722	1.19%

Net loss	$(147,998)	(2.10%)	$(342,273)	(5.00%)

Operating revenues increased $213,593, or 3%, for the six months ended June 30, 2019 compared to the same period of fiscal 2018. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs decreased $2,195, or 0.1%, for the first six months of 2019 compared to the same period of fiscal 2018. This decrease was due primarily to: (1) lower salary and related employee benefits, due to a decrease in the stock-based compensation expense for stock options, (2) a decrease in the cost of the third-party hosted facility expense because of non-recurring data charges incurred last year, and (3) lower costs associated with the outsourcing of certain data entry tasks, as last year the Company authorized overtime to catch up on some processing backlogs. This decrease was partially offset by higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses decreased $23,470, or 0.5%, for the first six months of fiscal 2019 compared to the same period of fiscal 2018. This decrease was due to lower salary and related employee benefits, because of a headcount reduction as well as a lower bonus accrual. This decrease was offset in part by: (1) higher rent and related expenses resulting from the Company’s expansion of its office in mid-2018, and (2) the cost of contact management software to assist in identifying new sales leads for the Company’s service.

Depreciation and amortization increased $11,947, or 13%, for the first six months of fiscal 2019 compared to the same period of fiscal 2018. This increase was due to the leasehold improvements incurred in connection with the Company’s expansion of its office in mid-2018.

Other income, net increased $32,455 for first six months of fiscal 2019 compared to the same period last year. This increase was due to greater dividend income received in the first half of fiscal 2019 on a U.S. Treasury Money Market Fund.

Benefit from income taxes decreased $65,491 for the first six months of fiscal 2019 compared to the same period of fiscal 2018. This decrease was due to the Company reporting a lower pre-tax loss in 2019 versus 2018, because of the reasons enumerated above, as well as a lower effective tax rate in 2019.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 14, 2019	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer