Form 10-Q
period 2019-09-30
CREDITRISKMONITOR COM INC
filed 2019-11-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of November 4, 2019.

CREDITRISKMONITOR.COM, INC.
INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 6. Exhibits	16

SIGNATURES	17

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,568,350	$8,066,899
Accounts receivable, net of allowance	1,845,325	2,454,585
Other current assets	522,645	561,861

Total current assets	10,936,320	11,083,345

Property and equipment, net	514,917	543,762
Operating lease right-of-use asset	2,425,195	--
Goodwill	1,954,460	1,954,460
Other assets	48,654	35,613

Total assets	$15,879,546	$13,617,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$8,358,081	$8,560,316
Accounts payable	25,970	94,767
Current portion of operating lease liability	143,694	--
Accrued expenses	1,234,271	1,311,218

Total current liabilities	9,762,016	9,966,301

Deferred taxes on income, net	511,656	490,381
Unexpired subscription revenue, less current portion	213,955	178,129
Operating lease liability, less current portion	2,337,973	--
Other liabilities	--	24,537

Total liabilities	12,825,600	10,659,348

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,691,282	29,650,760
Accumulated deficit	(26,744,560)	(26,800,152)

Total stockholders’ equity	3,053,946	2,957,832

Total liabilities and stockholders’ equity	$15,879,546	$13,617,180

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	2019	2018

Operating revenues	$3,673,241	$3,481,359

Operating expenses:
Data and product costs	1,421,290	1,416,783
Selling, general and administrative expenses	1,962,150	2,060,322
Depreciation and amortization	52,667	49,583

Total operating expenses	3,436,107	3,526,688

Income (loss) from operations	237,134	(45,329)
Other income, net	40,223	36,710

Income (loss) before income taxes	277,357	(8,619)
Provision for income taxes	(73,767)	(2,527)

Net income (loss)	$203,590	$(11,146)

Net income (loss) per share – Basic and diluted	$0.02	$(0.00)

Weighted average number of common shares outstanding –
Basic and diluted	10,722,401	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	2019	2018

Operating revenues	$10,736,581	$10,331,106

Operating expenses:
Data and product costs	4,316,780	4,314,468
Selling, general and administrative expenses	6,277,294	6,398,936
Depreciation and amortization	153,701	138,670

Total operating expenses	10,747,775	10,852,074

Loss from operations	(11,194)	(520,968)
Other income, net	124,322	88,354

Income (loss) before income taxes	113,128	(432,614)
Benefit (provision) for income taxes	(57,536)	79,195

Net income (loss)	$55,592	$(353,419)

Net income (loss) per share – Basic and diluted	$0.01	$(0.03)

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,725,252	10,722,401

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

			Additional Paid-in	Accumulated	Total Stockholders’
	Common Stock
	Shares	Amount	Capital	Deficit	Equity

Balance July 1, 2018	10,722,401	$107,224	$29,610,771	$(26,426,973)	$3,291,022

Net loss	--	--	--	(11,146)	(11,146)
Stock-based compensation	--	--	21,200	--	21,200

Balance September 30, 2018	10,722,401	$107,224	$29,631,971	$(26,438,119)	$3,301,076

Balance July 1, 2019	10,722,401	$107,224	$29,678,817	$(26,948,150)	$2,837,891

Net income	--	--	--	203,590	203,590
Stock-based compensation	--	--	12,465	--	12,465

Balance September 30, 2019	10,722,401	$107,224	$29,691,282	$(26,744,560)	$3,053,946

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2018	10,722,401	$107,224	$29,559,784	$(26,084,700)	$3,582,308

Net loss	-	-	-	(353,419)	(353,419)
Stock-based compensation	-	-	72,187	-	72,187

Balance September 30, 2018	10,722,401	$107,224	$29,631,971	$(26,438,119)	$3,301,076

Balance January 1, 2019	10,722,401	$107,224	$29,650,760	$(26,800,152)	$2,957,832

Net income	-	-	-	55,592	55,592
Stock-based compensation	-	-	40,522	-	40,522

Balance September 30, 2019	10,722,401	$107,224	$29,691,282	$(26,744,560)	$3,053,946

See accompanying condensed notes to financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	2019	2018

Cash flows from operating activities:
Net income (loss)	$55,592	$(353,419)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	74,099	(88,457)
Depreciation and amortization	153,701	138,670
Deferred rent	--	3,562
Operating lease right-of-use asset, net	31,935	--
Stock-based compensation	40,522	72,187
Changes in operating assets and liabilities:
Accounts receivable	609,260	569,471
Other current assets	39,216	136
Other assets	(13,041)	(24,819)
Unexpired subscription revenue	(166,409)	(94,385)
Accounts payable	(68,797)	86,561
Accrued expenses	(129,771)	(184,213)

Net cash provided by operating activities	626,307	125,294

Cash flows from investing activities:
Purchase of property and equipment	(124,856)	(253,992)

Net cash used in investing activities	(124,856)	(253,992)

Net increase (decrease) in cash and cash equivalents	501,451	(128,698)
Cash and cash equivalents at beginning of period	8,066,899	8,735,148

Cash and cash equivalents at end of period	$8,568,350	$8,606,450

Supplemental disclosure of cash flow information:
Cash paid (refunded), net for:
Income taxes	$5,956	$(103,812)

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for an entire fiscal year.

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

The following table reconciles the undiscounted cash flows for the Company’s operating lease at September 30, 2019 to the operating lease liability recorded on the balance sheet:

2019 Remainder	$63,040
2020	255,311
2021	262,970
2022	270,859
2023	278,985
2024	287,355
Thereafter	1,769,054
Total undiscounted lease payments	3,187,574
LESS: Imputed interest at 4.54%	(705,907)
Present value of lease payments	$2,481,667

Current portion of operating lease liability	$143,694
Operating lease liability	2,337,973
$2,481,667

(3) Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC have issued certain other accounting pronouncements as of September 30, 2019 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

Index
(5) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2019	2018	2019	2018

Data and product costs	$4,789	$8,914	$17,198	$26,742
Selling, general and administrative expenses	7,676	12,286	23,324	45,445

	$12,465	$21,200	$40,522	$72,187

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

The table below sets forth the Company’s cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Total

Cash and cash equivalents	$8,568,350	$-	$-	$8,568,350	$8,066,899

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2019 or December 31, 2018.

Index
(7) Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	3 Months Ended September 30,		9 Months Ended September 30,
	2019	2018	2019	2018

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	--	--	36,533	--
LESS: Shares which could be repurchased under treasury stock method	--	--	(33,682)	--

Weighted average number of common shares outstanding – diluted	10,722,401	10,722,401	10,725,252	10,722,401

For the three and nine months ended September 30, 2019, the computation of diluted net income per share excludes the effects of the assumed exercise of 376,850 and 340,317 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

During the three and nine months ended September 30, 2018, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for these periods, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of these periods.

(8) Related Party Transaction

On October 24, 2019, the Company’s Board of Directors appointed Michael Flum to serve as Senior Vice President and Chief Operating Officer effective immediately. Mr. Flum had served as Vice President of Operations & Alternative Data since August 3, 2018. He joined the Company on a part-time basis on June 4, 2018 and became a full-time employee on June 2, 2019. Mr. Flum is the son of Jerome Flum, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and the brother of Joshua Flum, a director of the Company.

(9) Subsequent Event

On October 24, 2019, the Company’s Board of Directors declared a dividend of $0.05 per outstanding share of its common stock, payable on December 2, 2019 to stockholders of record of the Company at the close of business on November 14, 2019.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$8,568	$8,067
Accounts receivable, net	$1,845	$2,455
Working capital	$1,174	$1,117
Cash ratio	0.88	0.81
Quick ratio	1.07	1.06
Current ratio	1.12	1.11

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2019, the Company had $8.57 million in cash and cash equivalents, an increase of approximately $501,000 from December 31, 2018. This increase was the result of cash provided by operating activities ($626,000) being greater than cash used to acquire property and equipment ($125,000).

The main component of liabilities at September 30, 2019 is unexpired subscription revenue of $8.57 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates twelve months.

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

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended September 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,673,241	100.00%	$3,481,359	100.00%

Operating expenses:
Data and product costs	1,421,290	38.69%	1,416,783	40.70%
Selling, general and administrative expenses	1,962,150	53.42%	2,060,322	59.18%
Depreciation and amortization	52,667	1.43%	49,583	1.42%
Total operating expenses	3,436,107	93.54%	3,526,688	101.30%

Income (loss) from operations	237,134	6.46%	(45,329)	(1.30%)
Other income, net	40,223	1.09%	36,710	1.05%

Income (loss) before income taxes	277,357	7.55%	(8,619)	(0.25%)
Provision for income taxes	(73,767)	(2.01%)	(2,527)	(0.07%)

Net income (loss)	$203,590	5.54%	$(11,146)	(0.32%)

Operating revenues increased $191,882, or 6%, for the three months ended September 30, 2019 compared to the third quarter of fiscal 2018. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $4,507, or 0.3%, for the third quarter of 2019 compared to the same period of fiscal 2018. This increase was due primarily to: (1) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, and (2) increases in salaries and related employee benefits. These increases were partially offset by lower costs associated with the outsourcing of certain data entry tasks, as the Company authorized overtime to catch up on some processing backlogs in 2018 which were not incurred in 2019.

Selling, general and administrative expenses decreased $98,172, or 5%, for the third quarter of fiscal 2019 compared to the same period of fiscal 2018. This decrease was due to: (1) lower professional fees as the Company hired in-house counsel as of the beginning of the third quarter, and (2) lower marketing expenses related to the timing of trade show attendance. This decrease was offset in part by: (1) higher rent and related expenses resulting from the Company’s expansion of its office in mid-2018, and (2) increases in salaries and related employee benefits.

Depreciation and amortization increased $3,084, or 6%, for the third quarter of fiscal 2019 compared to the same period of fiscal 2018. This increase was due to the leasehold improvements incurred in connection with the Company’s expansion of its office in mid-2018.

Other income, net increased $3,513 for the third quarter of fiscal 2019 compared to the same period last year. This increase was due to greater dividend income received in the third quarter of fiscal 2019 on all of the Company’s money market fund holdings.

Provision for income taxes increased $71,240 for the third quarter of fiscal 2019 compared to the same period of fiscal 2018. This increase was due to the Company reporting a pre-tax income in 2019 versus a pre-tax loss in 2018, because of the reasons enumerated above, partially offset by a lower effective tax rate in 2019.

Index
	9 Months Ended September 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$10,736,581	100.00%	$10,331,106	100.00%

Operating expenses:
Data and product costs	4,316,780	40.20%	4,314,468	41.76%
Selling, general and administrative expenses	6,277,294	58.47%	6,398,936	61.94%
Depreciation and amortization	153,701	1.43%	138,670	1.34%
Total operating expenses	10,747,775	100.10%	10,852,074	105.04%

Loss from operations	(11,194)	(0.10%)	(520,968)	(5.04%)
Other income, net	124,322	1.15%	88,354	0.85%

Income (loss) before income taxes	113,128	1.05%	(432,614)	(4.19%)
Benefit (provision) for income taxes	(57,536)	(0.53%)	79,195	0.77%

Net income (loss)	$55,592	(0.52%)	$(353,419)	(3.42%)

Operating revenues increased $405,475, or 4%, for the nine months ended September 30, 2019 compared to the same period of fiscal 2018. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $2,312, or 0.1%, for the first nine months of 2019 compared to the same period of fiscal 2018. This increase was due to higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers, partially offset by: (1) lower salary and related employee benefits, due to a decrease in the stock-based compensation expense for stock options, (2) a decrease in the cost of the third-party hosted facility expense because of non-recurring data charges incurred last year, and (3) lower costs associated with the outsourcing of certain data entry tasks, as last year the Company authorized overtime to catch up on some processing backlogs.

Selling, general and administrative expenses decreased $121,642, or 2%, for the first nine months of fiscal 2019 compared to the same period of fiscal 2018. This decrease was due to lower salary and related employee benefits, because of a headcount reduction as well as a lower bonus accrual, partially offset by: (1) higher rent and related expenses resulting from the Company’s expansion of its office in mid-2018, and (2) the cost of contact management software to assist in identifying new sales leads for the Company’s service.

Depreciation and amortization increased $15,031, or 11%, for the first nine months of fiscal 2019 compared to the same period of fiscal 2018. This increase was due to the leasehold improvements incurred in connection with the Company’s expansion of its office in mid-2018.

Other income, net increased $35,968 for first nine months of fiscal 2019 compared to the same period last year. This increase was due to greater dividend income received in the first nine months of fiscal 2019 on all of the Company’s money market fund holdings.

The Company recorded an income tax provision of $57,536 for the first nine months of fiscal 2019 as it had pre-tax income compared to a tax benefit of $79,195 for the same period of fiscal 2018 as it had a pre-tax loss.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2019	By: /s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer &
Principal Accounting Officer