Form 10-K
period 2019-12-31
CREDITRISKMONITOR COM INC
filed 2020-03-18
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to______

Commission File Number 1-8601

CreditRiskMonitor.com, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-2972588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

704 Executive Boulevard, Suite A
Valley Cottage, New York	10989
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (845) 230-3000

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Act:

Common Stock $.01 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2019 was $6,557,822. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 6, 2020.

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

CreditRiskMonitor (see our website at www.creditriskmonitor.com; the contents of our website are not incorporated in, or otherwise to be regarded as part of this Annual Report on Form 10-K) is a web-based publisher of financial information that helps corporate credit and procurement professionals stay ahead of and manage financial risk quickly, accurately and cost effectively. Leading global companies, including more than 35% of the Fortune 1000, use CreditRiskMonitor’s timely news alerts, research and reports on public and private companies to make important risk decisions.

The Company publishes comprehensive commercial credit reports covering both public and private companies worldwide. The reports feature detailed analysis of financial statements, including ratio analysis and trend reports, and peer analyses.

To help subscribers prioritize and monitor risk, the reports offer the Company’s proprietary FRISK® and PAYCE® scores (measures of financial distress tied to the probability of bankruptcy, powered by Artificial Intelligence including machine learning and deep neural network technology, respectively), as well as the well-known Altman Z” default scores, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) and DBRS, Inc. (“DBRS Morningstar”) issuer ratings. The FRISK® scoring model also features aggregated sentiment inputs based on the crowdsourced usage behaviors of our subscribers, improving risk classification and accuracy. We believe the FRISK® score, which can now predict public company bankruptcy risk with 96% accuracy within a 12-month period, is the only analytic featuring such inputs in the industry and is trained on our unmatched depth of usage data.

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

Prior to going private in February 2019, the Dun & Bradstreet Corporation (“Dun & Bradstreet”), our major competitor, disclosed that it generated approximately $775.9 million from its Risk Management Solutions business (i.e., credit information services revenue) in the Americas (i.e., U.S., Canada and Latin America) for 2017 which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CreditRiskMonitor’s annual fixed-price subscription service represented over 99% of its fiscal 2019 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2019 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including IRA, Moody’s, Fitch  and DBRS Morningstar to redistribute their information as part of our service. We also obtain financial statement and other data from Refinitiv US LLC, previously the Financial and Risk business of Thomson Reuters (Markets) LLC. Although we report some of this “raw” data directly on our website, the critical elements of our service – the FRISK® score, PAYCE® score, ratio analysis and trend reports, peer analyses, Altman Z” default scores and emails which “push” information to our subscribers – are computed by the Company using its own algorithms and weighting techniques, and are delivered in formats carefully designed for the way our subscribers prefer to use this information. Further, hundreds of subscribers and non-subscribers provide us with data from their accounts receivable systems that we aggregate and report, so subscribers can see how these firms are paying the invoices of other firms, without disclosing the specific contributors of this information.

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

(1)
An annual fixed-price service (the “Fundamental Service”) with unlimited usage and coverage of public and private (where available) companies, featuring multi-period spreads of financial reports and ratio analysis, as well as up-to-date financial news screened specifically for usefulness in credit evaluation. Another feature of the service is notification and delivery of this news via email, concerning only companies of interest to the subscriber. This service is supplemented with trade receivable data contributed mainly by CreditRiskMonitor’s subscribers, as well as U.S. public-record filing information (i.e., suits, liens, judgments and bankruptcy information) covering millions of public and private U.S. companies. Made available in 2011 as a part of the Fundamental Service, the IRA Counterparty Quality (“CQ”) score is a predictor of bank failure for U.S. banks.

(2)
The Fundamental Service features the Company’s proprietary credit scores, the FRISK® and PAYCE® scores. These proprietary scores indicates financial distress, by predicting the probability of bankruptcy within the next 12 months at public and private companies, respectively. The scores provide clients with a fast, consistent method for identifying those companies at greatest risk.

i.
The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a structural statistical model back-tested using company data and bankruptcies between 2003 and 2013. This period covers 9,600 unique businesses and includes 580 bankruptcies over a period that includes the Great Recession. As of June 2016, the FRISK® score became even more predictive as we now factor in, when available, anonymous, aggregate crowd-sourced usage data from our subscribers – the FRISK® score can now predict public company bankruptcy risk with 96% accuracy within a 12-month period. The Company believes that some of the most experienced and knowledgeable credit and risk professionals use its website every day to analyze the companies they do business with. When the Company’s subscribers are concerned with a risky company, they investigate that company more closely, in what we have found to be distinct behavioral patterns. With this anonymous, aggregate behavior included, the FRISK® score is more sensitive and accurate, moving a relatively small, but largely important segment of businesses from risky to riskier. Essentially, when credit professionals start looking more closely as a group, there is usually something to be seen. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. To its knowledge, CreditRiskMonitor is the only company currently using crowdsourcing of subscriber activity in generating a financial risk score. The Company’s website is highly structured, enabling it to track very specific patterns of use through its sophisticated and proprietary algorithms, which means the Company has been able to analyze click patterns for the past 10 years, through many financial shifts. At the end of 2019, the Fundamental Service covered over 57,000 public companies worldwide, totaling approximately $69.3 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $85.9 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

ii.
The PAYCE® score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment and U.S. federal tax lien data from CreditRiskMonitor’s extensive database, analyzed with sophisticated deep neural network modeling technology to deliver a 70% accurate score on approximately 80,000 private companies. Unlike other payment based models, a PAYCE® score is only calculated when there is both a sufficient number of trade contributors and trade lines on a company for the analysis.

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

(3)
Financial Statement Sourcing, an add-on service, which provides customers flexible options to help ease their process in the collection, data entry and standardization of private company financial statements, as well as providing private company FRISK® scores featuring accuracy levels in the 90%+ range and peer analysis to public company comparable.

(4)
Single credit reports on any of the over 57,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet. Email alerts are not available with this single-report service.

(5)
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

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2019 the total “notional” value of Over-the-Counter Credit Default Swap Derivatives was $12.1 trillion. This was down from the peak value of $58.2 trillion at the end of 2007 and from $24.3 trillion at the end of 2013. To put this in perspective, in 2018 the world GDP was $85.9 trillion, and the market value of all worldwide domestic equity at December 31, 2019 was approximately $94.4 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CreditRiskMonitor’s service.

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

•
Management. CreditRiskMonitor has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development. The Company’s senior management team has an average tenure of over 14 years.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality, industry leading accuracy-level commercial credit reports that help busy risk professionals stay ahead of financial risk quickly, easily and precisely, at a cost significantly below that of reports from the leading provider (price comparison as of January 30, 2020). Because Dun & Bradstreet has the largest share of the commercial credit market, their flagship product, DNBi, is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

The operational strategy CreditRiskMonitor follows to deliver on its value proposition is straightforward. CreditRiskMonitor became (and remains) one of the industry’s lowest cost producers of high quality, accurate commercial credit information by continuously collecting data from a wide variety of sources and employing sophisticated proprietary computer algorithms to process that data into an extensive database of valuable reports on companies. Highly automated operations add to reliability and consistency, while limiting costs. The Company employs a small number of analysts who selectively review data at critical points in its process to further enhance the quality of its products and their relevance to credit professionals.

CreditRiskMonitor employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time when analyzing their most important customers and suppliers, and the CreditRiskMonitor service provides this critical benefit. CreditRiskMonitor believes that its reports and monitoring of public companies, having aggregate revenues of approximately $69.3 trillion (compared to world GDP of $85.9 trillion in 2018), and private companies, are superior in this way to competitive products or services in that the CreditRiskMonitor service provides public and private company financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® and PAYCE® scores, ratings from Moody’s, Fitch and DBRS Morningstar, Counterparty Quality scores from IRA, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness. The accuracy of our proprietary FRISK® score, powered by the crowd-sourced usage data from our subscribers, has proven to be a unique selling point.

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

Employees

As of March 6, 2020, the Company had 95 full-time and 6 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a stock option plan in 2009 that covers its employees.

Available Information

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on its website (www.creditriskmonitor.com) as soon as reasonably practicable after the Company electronically files the material with or furnishes it to the SEC. Printed copies of these documents may be requested, free of charge, by contacting the Corporate Secretary, CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989. Additionally, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the Company’s website or linked to its website is not incorporated by reference into this Annual Report.

ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 16,900 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2025 and provides for an aggregate total monthly cost of $21,000, subject to annual increases, plus an allocated portion of real estate taxes and insurance.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the OTC Markets OTCQX U.S. under the symbol “CRMZ”. The following table sets forth the high and low closing bid quotations reported on the OTCQX for each calendar quarter of 2018 and 2019. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid
2018
First Quarter	$2.15	$1.85
Second Quarter	$2.40	$1.99
Third Quarter	$2.25	$1.05
Fourth Quarter	$2.05	$1.55

2019
First Quarter	$2.05	$1.60
Second Quarter	$1.75	$1.20
Third Quarter	$1.60	$1.20
Fourth Quarter	$1.60	$1.23

On March 6, 2020, there were approximately 185 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2019, the Company paid a cash dividend of $0.05 per share on its Common Stock on December 2, 2019; in fiscal 2018, the Company paid a cash dividend of $0.05 per share on its Common Stock on December 11, 2018.

The Company did not repurchase any of its common stock during the fourth quarter of 2019.

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

The Company’s strategic priorities and plans for 2020 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2020.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Cash and cash equivalents	$8,276	$8,067
Accounts receivable, net	$2,288	$2,455
Working capital	$832	$1,117
Cash ratio	0.80	0.81
Quick ratio	1.03	1.06
Current ratio	1.08	1.11

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2019, the Company had $8.28 million in cash and cash equivalents, an increase of approximately $209,000 from December 31, 2018. The reason for this increase was that the net cash generated by operating activities for the last 12 months ($886,000) was greater than the cash used for the purchase of fixed assets ($141,000) and the dividend paid to stockholders ($536,000).

The Company’s cash generated by operating activities exceeded its net income primarily due to non-cash expenses (e.g., depreciation and stock-based compensation). Additionally, the main component of current liabilities at December 31, 2019 is deferred revenue of $8.65 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports which cost much less than the deferred revenue shown. The deferred revenue is recognized as income over the subscription term, which approximates 12 months. The Company has no bank lines of credit or other currently available credit sources.

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

Results of Operations

2019 vs. 2018

	Year Ended December 31,
	2019		2018

	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$14,501,173	100.00%	$13,891,004	100.00%

Operating expenses:
Data and product costs	5,759,660	39.72%	5,764,535	41.50%
Selling, general and administrative expenses	8,347,083	57.56%	8,257,619	59.44%
Depreciation and amortization	207,224	1.43%	190,156	1.37%
Total operating expenses	14,313,967	98.71%	14,212,310	102.31%

Income (loss) from operations	187,206	1.29%	(321,306)	(2.31%)
Other income, net	155,852	1.08%	129,111	0.93%

Income (loss) before income taxes	343,058	2.37%	(192,195)	(1.38%)
Benefit from (provision for) income taxes	(125,464)	(0.87%)	12,863	0.09%

Net income (loss)	$217,594	1.50%	$(179,332)	(1.29%)

Operating revenues increased $610,169, or 4%, for fiscal 2019 over the prior year. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs decreased $4,875, or 0.1%, for fiscal 2019. This decrease was due primarily to: (1) lower salary and related employee benefits, as the Company decreased its headcount, (2) lower expenditures on computer supplies, (3) lower professional fees, and (4) lower costs associated with the outsourcing of certain data entry tasks, as in 2018 the Company authorized overtime to catch up on some processing backlogs. These decreases were partially offset by higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses increased $89,464, or 1%, for fiscal 2019. This increase was due to: (1) higher rent and related expenses resulting from the Company’s expansion of its office in mid-2018, and (2) increases in salaries and related employee benefits. These increases were partially offset by: (1) lower professional fees as the Company hired in-house counsel as of the beginning of the third quarter, and (2) lower marketing expenses.

Depreciation and amortization increased $17,068, or 9%, for fiscal 2019. This increase was due to the leasehold improvements incurred in connection with the Company’s expansion of its office in mid-2018.

Other income, net increased $26,741 for fiscal 2019, primarily due to higher dividend income received in fiscal 2019 on all of the Company’s money market fund holdings.

The Company recorded an income tax provision of $125,464 for fiscal 2019 as it had pre-tax income compared to a tax benefit of $12,863 for fiscal 2018 as it had a pre-tax loss.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to: (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during 2020 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues in 2020 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Revenue recognition -- Beginning in 2018, we account for revenue from contracts with customers in accordance with ASU 2014-09, “Revenue from Contracts with Customers” and a series of related accounting standard updates (Topic 606). The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. CreditRiskMonitor’s service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. Revenue is recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

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

Recently Issued Accounting Standards

The information set forth under Note 2 to the financial statements under the caption “Recently Issued and Adopted Accounting Standards“ is incorporated herein by reference.

Impact from the “Coronavirus”

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (COVID-19). The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CreditRiskMonitor.com, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Jericho, New York
March 18, 2020

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$8,275,836	$8,066,899
Accounts receivable, net of allowance of $30,000	2,287,921	2,454,585
Other current assets	549,821	561,861

Total current assets	11,113,578	11,083,345

Property and equipment, net	477,973	543,762
Operating lease right-of-use asset	2,380,974	--
Goodwill	1,954,460	1,954,460
Other assets	35,723	35,613

Total assets	$15,962,708	$13,617,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$8,651,843	$8,560,316
Accounts payable	137,500	94,767
Current portion of operating lease liability	147,229	--
Accrued expenses	1,344,550	1,311,218

Total current liabilities	10,281,122	9,966,301

Deferred taxes on income, net	521,765	490,381
Unexpired subscription revenue, less current portion	166,169	178,129
Operating lease liability, less current portion	2,299,433	--
Other liabilities	--	24,537

Total liabilities	13,268,489	10,659,348

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,705,673	29,650,760
Accumulated deficit	(27,118,678)	(26,800,152)

Total stockholders’ equity	2,694,219	2,957,832

Total liabilities and stockholders’ equity	$15,962,708	$13,617,180

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2019 and 2018

	2019	2018

Operating revenues	$14,501,173	$13,891,004

Operating expenses:
Data and product costs	5,759,660	5,764,535
Selling, general and administrative expenses	8,347,083	8,257,619
Depreciation and amortization	207,224	190,156

Total operating expenses	14,313,967	14,212,310

Income (loss) from operations	187,206	(321,306)
Other income, net	155,852	129,111

Income (loss) before income taxes	343,058	(192,195)
Benefit from (provision for) income taxes	(125,464)	12,863

Net income (loss)	$217,594	$(179,332)

Net income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2019 and 2018

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance January 1, 2018	10,722,401	$107,224	$29,559,784	$(26,084,700)	$3,582,308

Net loss	-	-	-	(179,332)	(179,332)
Cash dividend paid	-	-	-	(536,120)	(536,120)
Stock-based compensation	-	-	90,976	-	90,976

Balance December 31, 2018	10,722,401	107,224	29,650,760	(26,800,152)	2,957,832

Net income	-	-	-	217,594	217,594
Cash dividend paid	-	-	-	(536,120)	(536,120)
Stock-based compensation	-	-	54,913	-	54,913

Balance December 31, 2019	10,722,401	$107,224	$29,705,673	$(27,118,678)	$2,694,219

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019 and 2018

	2019	2018

Cash flows from operating activities:
Net income (loss)	$217,594	$(179,332)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	31,384	(23,952)
Depreciation and amortization	207,224	190,156
Stock-based compensation	54,913	90,976
Operating lease	41,151	--
Deferred rent	--	8,789
Changes in operating assets and liabilities:
Accounts receivable, net	166,664	(314,878)
Other current assets	12,040	(31,162)
Other assets	(110)	(12,150)
Unexpired subscription revenue	79,567	433,568
Accounts payable	42,733	35,866
Accrued expenses	33,332	(33,308)

Net cash provided by operating activities	886,492	164,573

Cash flows from investing activities:
Purchase of property and equipment	(141,435)	(296,702)

Net cash used in investing activities	(141,435)	(296,702)

Cash flows from financing activities:
Dividend paid to stockholders	(536,120)	(536,120)

Net cash used in financing activities	(536,120)	(536,120)

Net increase (decrease) in cash and cash equivalents	208,937	(668,249)
Cash and cash equivalents at beginning of year	8,066,899	8,735,148

Cash and cash equivalents at end of year	$8,275,836	$8,066,899

Supplemental disclosure of cash flow information:
Cash paid (refunded), net during the year for:
Income taxes	$41,261	$(103,812)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued and Adopted Accounting Standards

In May 2014, accounting guidance was issued that replaces most existing revenue recognition guidance under U.S. GAAP. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The Company adopted this standard as of January 1, 2018 by applying the modified retrospective approach. Thus, reported financial information for historical comparable periods was not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this standard did not have a significant impact on the Company’s financial statements because our primary source of revenue is subscription income which is recognized ratably over the subscription term.

Effective January 1, 2019, the Company adopted FASB Topic 842, Leases (“ASC 842”), which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the Company’s balance sheet as of December 31, 2018 was not restated, continues to be reported under ASC Topic 840, Leases (“ASC 840”), which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the statement of operations. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in its statement of operations for each period presented.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

The FASB and the Securities and Exchange Commission (“SEC”) have issued certain other accounting pronouncements as of December 31, 2019 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows:

•	Fixtures, equipment and software -- 3 to 6 years
•	Leasehold improvements -- lower of estimated useful life or term of lease (i.e., 2 to 7 years)

Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessment. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2019 and 2018 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2019 and 2018, management believes no impairment of long-lived assets has occurred.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

Beginning in 2018, we account for revenue from contracts with customers in accordance with ASU 2014‑09, “Revenue from Contracts with Customers” and a series of related accounting standard updates (Topic 606). The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. CreditRiskMonitor’s service is sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. Revenue is recognized ratably over the related subscription period. Revenue from the Company’s third-party international credit report service is recognized as information is delivered and products and services are used by customers.

Lease Accounting

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2019 nor 2018.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The noncurrent portion of unexpired subscription revenue was reclassified to noncurrent liabilities, which had no effect on previously reported net loss or total stockholders’ equity.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of December 31:

	2019	2018

Cash	$652,275	$958,739
Money market funds	7,623,561	7,108,160

	$8,275,836	$8,066,899

NOTE 4 - INCOME TAXES

The Company’s income tax expense (benefit) consisted of the following:

	2019	2018
Current:
Federal	$67,677	$3,620
State	26,404	7,469
Deferred:
Federal	23,781	(18,379)
State	7,602	(5,573)

	$125,464	$(12,863)

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The actual tax expense (benefit) for 2019 and 2018 differs from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2019	2018

Computed “expected” expense (benefit)	$72,042	$(40,361)
Permanent differences	25,619	23,670
State and local income tax expense	12,344	(8,808)
True-up of current taxes	4,763	4,892
True-up of deferred taxes	11,014	7,117
Change in federal statutory rate	(318)	627

Income tax benefit	$125,464	$(12,863)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets/(liabilities) at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryovers	$-	$10,443
Stock options	20,085	16,182
Accrued vacation	70,654	76,817
Bad debt allowance	8,314	8,319
Deferred revenue	5,833	7,384
Deferred rent	11,403	6,804
Other	21,972	24,081

Total deferred tax assets	138,261	150,030

Deferred tax liabilities:
Goodwill	(541,628)	(541,972)
Fixed assets	(118,398)	(98,439)

Total deferred tax liabilities	(660,026)	(640,411)

Net deferred tax liabilities	$(521,765)	$(490,381)

NOTE 5 - COMMON STOCK AND STOCK OPTIONS

Common Stock

At December 31, 2019, 456,870 shares of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2019, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options

As of December 31, 2019, the Company has one stock option plan: the 2009 Long-Term Incentive Plan (“2009 Plan”).

The 2009 Plan authorizes the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under this plan is 1,300,000 shares of common stock. At December 31, 2019, there were options outstanding for 456,870 shares of common stock under the 2009 Plan and as of this date the 2009 Plan has expired and no additional options can be granted.

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

Transactions with respect to the Company’s stock option plan for the years ended December 31, 2019 and 2018 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2018	421,350	$3.0534
Forfeited	(44,500)	3.6855

Outstanding at December 31, 2018	376,850	$2.9786
Granted	195,800	1.4523
Forfeited	(115,780)	3.0584

Outstanding at December 31, 2019	456,870	$2.3043

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the years ended December 31:

	2019	2018

Data and product costs	$22,460	$35,656
Selling, general and administrative costs	32,453	55,320

	$54,913	$90,976

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

No options were granted during the year ended December 31, 2018. The fair value of options granted during the year ended December 31, 2019 was $125,832. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

Risk-free interest rate	1.78%
Expected dividend yield	3.45%
Expected volatility factor	0.64
Expected life of the option (years)	9.00

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	250,600	9.37	$1.5018	-	-
$ 2.01 - $ 3.00	139,720	4.71	$2.6746	46,176	$2.3154
$ 3.01 - $ 6.00	66,550	1.45	$4.5485	56,550	$4.7171

	456,870	6.79	$2.3043	102,726	$3.6375

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $1.57 and $1.90 as of December 31, 2019 and 2018, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2019 and 2018 was $23,046 and $12,120, respectively.

As of December 31, 2019, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $284,344. This cost will be amortized on a straight-line basis over a weighted average term of 4.91 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2019	2018

Computer equipment and software	$1,485,579	$1,347,020
Furniture and fixtures	507,503	504,628
Leasehold improvements	240,328	240,328
	2,233,410	2,091,976
Less accumulated depreciation and amortization	(1,755,437)	(1,548,214)

	$477,973	$543,762

NOTE 7 – OPERATING LEASE

The following table reconciles the undiscounted cash flows for the Company’s operating lease at December 31, 2019 to the operating lease liability recorded on the balance sheet:

2020	$255,311
2021	262,970
2022	270,859
2023	278,985
2024	287,355
Thereafter	1,769,054
Total future undiscounted lease payments	3,124,534
LESS: Imputed interest at 4.54%	(677,872)
Present value of lease liability	$2,446,662

Current portion of operating lease liability	$147,229
Non-current portion of operating lease liability	2,299,433
$2,446,662

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	2019	2018

Net income (loss)	$217,594	$(179,332)

Weighted average common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	13,700	--
LESS: Shares which could be repurchased under treasury stock method	(11,562)	--
Weighted average common shares outstanding – diluted	10,724,539	10,722,401

Net income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

For fiscal 2019, the computation of diluted net income per share excludes the effects of the assumed exercise of 369,455 options, since their inclusion would be anti-dilutive as their exercise prices were above market value. All outstanding stock options were excluded from the computation of diluted loss per share for the year ended December 31, 2018 as they were anti-dilutive.

NOTE 9 - RELATED PARTY TRANSACTION

On October 24, 2019, the Company’s Board of Directors appointed Michael Flum to serve as Senior Vice President and Chief Operating Officer effective immediately. Mr. Flum had served as Vice President of Operations & Alternative Data since June 4, 2018. Mr. Flum is the son of Jerome Flum, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and the brother of Joshua Flum, a director of the Company.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the disclosure and controls and procedures as of December 31, 2019. Based on this evaluation, the Company’s management concluded that its disclosure controls and procedures as of the end of the period covered by this report are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	79	Chairman of the Board/Chief Executive Officer	1983
Michael I. Flum	33	Senior Vice President/Chief Operating Officer	2019
Lawrence Fensterstock	69	Senior Vice President/Chief Financial Officer	1999
Jonathan L. Levy	55	Senior Vice President/General Counsel/Secretary	2019
Andrew J. Melnick	78	Director	2005
Jeffrey S. Geisenheimer	54	Director	2005
Joshua M. Flum	50	Director	2007

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

Michael I. Flum joined the Company in June 2018 as Vice President of Operations & Alternative Data. He was elected Senior Vice President and Chief Operating Officer on October 24, 2019 and is responsible for operational strategy and implementation, leveraging technology to improve the efficiency of human capital and work processes. Prior to joining CreditRiskMonitor, Mr. Flum served as Vice President of Operations at Gullett & Associates, Inc., a Houston-based midstream oil & gas survey and drafting services firm from 2016 to 2017. Mr. Flum held various engineering and project management roles at Enterprise Products Partners, a Houston-based oil & gas pipeline owner/operator from 2009 to 2016. Over his time in the oil & gas sector, Mr. Flum successfully completed pipeline and plant projects totaling over $1.3 billion dollars. He was also able to install processes which streamline service offerings and unify customer experience across teams. Mr. Flum holds an MBA from Columbia Business School as well as a BS in Mechanical Engineering and a BA in Religious Studies from Rice University. Mr. Flum is the son of Jerome Flum and the brother of Joshua Flum.

Lawrence Fensterstock joined the Company and was elected to his current offices in January 1999. Previously, he joined Market Guide Inc. in September 1996 to assist in the formation of its credit information services division. From 1993 to 1996, Mr. Fensterstock was with Information Clearinghouse Incorporated (“ICI”) and was closely involved in the formation of its credit reporting service. In addition to being responsible for the publication of the various facets of this credit reporting service, he was chief operating and financial officer of ICI. From 1989 through 1992, Mr. Fensterstock was Vice President-Controller, Treasurer and Corporate Secretary for a private entity formed to acquire Litton Industries’ office products operations in a leveraged buyout. There, he spent over 2 years acting as de facto chief financial officer. Mr. Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen LLP. He earned a BA degree in economics from Queens College and an MBA degree from The University of Chicago Business School. Mr. Fensterstock has informed the Board of Directors of his intention to retire effective June 30, 2020 and will be resigning as Chief Financial Officer as of close of business on March 31, 2020.

Jonathan L. Levy joined the Company in September 2019 and was elected Senior Vice President, General Counsel and Secretary on October 24, 2019. He is responsible for the Company’s legal and compliance matters, as well as for leading its strategic alliances and partnerships. Mr. Levy has over 25 years’ experience as a corporate, commercial and transactional attorney working for a prestigious law firm, private equity firm and corporations. Prior to joining the Company, he was Senior Vice President, General Counsel and Corporate Secretary of a global retail, e-commerce and consumer goods company. From 2011 to 2016, Mr. Levy was Vice President and Corporate Counsel for the private equity firm Peabody Capital LLC. Mr. Levy received an MBA from Columbia University, and a JD and BS from Michigan State University.

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

Joshua M. Flum has been a Director since September 2007. He has been an executive with CVS Health Corporation since July 2004 and has held several senior roles. Mr. Flum is currently Executive Vice President, Enterprise Strategy and Digital. In this role, he is responsible for leading the development of CVS Health’s enterprise strategy, ensuring strategic priorities are integrated into business plans across the enterprise and proactively identifying opportunities to accelerate the company’s growth through strategic partnerships, investments and acquisitions. Mr. Flum earned his bachelor’s degree from Tufts University and is a graduate of the Yale Law School. He spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. He then joined the Boston Consulting Group where his work focused on the consumer and retail practice area. Mr. Flum is the son of Jerome Flum.

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

Kirk Ellis was promoted to Senior Vice President of Quality Assurance in January 2019, after previously serving as Vice President, and has led the QA department since 2008. Mr. Ellis guides a team of more than 30 data and financial analysts who ensure the data quality and integrity of our information and scores, including benchmarking the ongoing accuracy of our proprietary FRISK® Score. He joined CreditRiskMonitor in 2005 as a research analyst and has held a series of progressively responsible data leadership roles. Mr. Ellis has more than 20 years of experience in information services, focused on financial data collection, quality and research. Before coming to CreditRiskMonitor, he managed data and analytics teams at Citigate Financial Intelligence and at Thomson Financial Research. Mr. Ellis holds a BA in Economics from the State University of New York at Purchase.

Nicholas J. Walz joined the Company in August 2017 and has served as Vice President of Marketing since August 2018. Prior to joining CreditRiskMonitor, his experience touched all realms of B2B and B2C digital marketing, including content development, front-end web development, e-mail marketing automation, lead generation, events (trade shows, seminars and webinars), graphic design, and social media. Before joining CreditRiskMonitor, Mr. Walz served as Senior E-Commerce Manager for Vitec Imaging Distribution, Inc. from 2015 to 2017, where he led the company’s U.S. division into becoming the No. 1 territory for revenue and profitability in online sales. He began his career as simultaneously a digital producer for the United States Tennis Association and sports journalist with Gannett. Mr. Walz earned both an M.A. and B.A.in English from the State University of New York at Albany.

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

The Audit Committee currently consists of its outside directors – Andrew Melnick, Jeffrey Geisenheimer and Joshua Flum, all of whom, except Mr. Flum, are audit committee financial experts and are independent, as such terms are defined by the SEC.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2019, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

Code of Ethics

CreditRiskMonitor’s Board of Directors has adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officers. This Code applies to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (who also is the Company’s principal accounting officer).

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and all other executive officers of the Company as of the end of the Company’s last fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)		All Other Compensation		Total
Jerome S. Flum, Chairman and Chief Executive Officer	2019 2018	$ $	188,640 183,120	$ $	4,400 4,700	$ $	51 2,971	$ $	-0- -0-	$ $	193,091 190,791
Michael I. Flum, Senior Vice President (3)	2019 2018	$ $	147,700 62,942	$ $	28,880 8,800	$ $	799 -0-	$ $	-0- -0-	$ $	177,379 71,742
Lawrence Fensterstock, Senior Vice President	2019 2018	$ $	188,640 183,120	$ $	44,080 36,600	$ $	1,461 1,461	$ $	-0- -0-	$ $	234,181 221,181
Jonathan L. Levy, Senior Vice President (4)	2019		$66,667		$11,830		$72		$-0-		$78,569

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

(3) Mr. Michael Flum joined the Company in 2018 and was elected Senior Vice President and Chief Operating Officer on October 24, 2019.

(4) Mr. Levy joined the Company as Senior Vice President and General Counsel in September 2019 and was elected Secretary on October 24, 2019.

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year:

GRANTS OF PLAN-BASED AWARDS
		Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Michael I. Flum	10-24-19	N/A	50,000	$1.45	$33,819
Jonathan L. Levy	10-24-19	N/A	4,500	$1.45	$3,044

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2019:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Jerome S. Flum	-0-	5,000	-0-		$3.19	01-05-21
Michael I. Flum	-0-	50,000	-0-		$1.45	10-24-29
Lawrence Fensterstock	2,080 -0-	520 3,000	-0- -0-	$ $	2.32 2.90	07-11-22 01-05-26
Jonathan L. Levy	-0-	4,500	-0-		$1.45	10-24-29

The closing market price of the Company’s common stock on December 31, 2019 was $1.57 per share.

The options under the above grants may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective January 1, 2016, non-employee directors receive $1,000 per quarter or a total of $4,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$4,000	$2,524	$6,524
Jeffrey S. Geisenheimer	$4,000	$2,524	$6,524
Joshua M. Flum	$4,000	$6,744	$10,744
Richard J. James (2)	$3,000	$2,331	$5,331

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 5 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

(2) Resigned for health reasons on October 24, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 6, 2020 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein(2) 1865 Palmer Avenue Larchmont, NY 10538	716,654	6.62%
Tabatabai Investment Management LLC Tabatabai Investment Partners LP Alex Tabatabai(3) 540 N Dearborn Street, #101257 Chicago, IL 60610	727,430	6.72%
Flum Partners (4)	5,641,134	52.08%
Jerome S. Flum	6,239,776 (5)(6)	57.61%
Michael I. Flum	6,500	-----*
Lawrence Fensterstock	143,498	1.32%
Andrew J. Melnick	61,370	-----*
Jeffrey S. Geisenheimer	127,048	1.17%
Joshua M. Flum	12,100	-----*
All directors and executive officers (as a group (6 persons))	6,590,292 (5)(6)	60.85%

*less than 1%

(1) Does not give effect to (a) options to purchase 272,020 shares of Common Stock granted to 38 officers and employees pursuant to the 2009 Long-Term Incentive Plan of the Company, and (b) options to purchase an aggregate of 71,200 shares granted to the non-employee directors pursuant to the 2009 Long-Term Incentive Plan of the Company. All of the foregoing options are not exercisable within sixty days. Includes 2,600 shares of Common Stock issued to Flum Partners in consideration of loans to the Company. Includes options to purchase 16,800 shares of Common Stock granted to non-employee directors, 3,680 of Common Stock granted to Messrs. Jerome Flum and Fensterstock, and 88,050 shares of Common Stock granted to 19 employees, all of which are immediately exercisable.

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

(4) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(5) Includes 5,641,134 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,239,776 shares of Common Stock, or 57.61% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	456,870	$2.30	-0-
Total	456,870	$2.30	-0-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2019	2018

Audit fees (1)	$99,500	$102,000
Audit related fees (2)	-	-
Tax fees (3)	12,600	12,200
All other fees	-	-

Total fees	$112,100	$114,200

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3)	Consists of fees for preparation of federal and state income tax returns.

The engagement of CohnReznick LLP for the 2019 and 2018 fiscal years and the scope of audit-related services, including the audits and reviews described above, and tax services were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits:

	3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 1999, filed March 29, 2000)
	3(ii)*	-	Company’s By-Laws as amended March 9, 2020
	10-D	-	Copy of Company’s 2009 Long-Term Incentive Plan (incorporated by reference to Definitive Statement on Schedule 14C, filed October 22, 2010)
	14	-
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 18, 2020	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2020	By:	/s/	Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2020	By:	/s/	Lawrence Fensterstock
Lawrence Fensterstock
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 18, 2020	By:	/s/	Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 18, 2020	By:	/s/	Jeffrey S. Geisenheimer
Jeffrey S. Geisenheimer
Director

Date: March 18, 2020	By:	/s/	Joshua M. Flum
Joshua M. Flum
Director