Form 10-Q
period 2020-03-31
CREDITRISKMONITOR COM INC
filed 2020-05-13
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of May 6, 2020.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,298,301	$8,275,836
Accounts receivable, net of allowance	2,195,081	2,287,921
Other current assets	624,148	549,821

Total current assets	11,117,530	11,113,578

Property and equipment, net	461,907	477,973
Operating lease right-to-use asset	2,336,354	2,380,974
Goodwill	1,954,460	1,954,460
Other assets	46,654	35,723

Total assets	$15,916,905	$15,962,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,186,434	$8,651,843
Accounts payable	186,747	137,500
Current portion of operating lease liability	150,805	147,229
Accrued expenses	929,891	1,344,550

Total current liabilities	10,453,877	10,281,122

Deferred taxes on income, net	455,850	521,765
Unexpired subscription revenue, less current portion	235,626	166,169
Operating lease liability, less current portion	2,260,453	2,299,433

Total liabilities	13,405,806	13,268,489

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,720,901	29,705,673
Accumulated deficit	(27,317,026)	(27,118,678)

Total stockholders’ equity	2,511,099	2,694,219

Total liabilities and stockholders’ equity	$15,916,905	$15,962,708

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	2020	2019

Operating revenues	$3,708,751	$3,495,809

Operating expenses:
Data and product costs	1,526,328	1,468,993
Selling, general and administrative expenses	2,415,258	2,167,411
Depreciation and amortization	54,112	50,989

Total operating expenses	3,995,698	3,687,393

Loss from operations	(286,947)	(191,584)
Other income, net	22,684	40,890

Loss before income taxes	(264,263)	(150,694)
Benefit from income taxes	65,915	14,226

Net loss	$(198,348)	$(136,468)

Net loss per share – Basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	10,722,401	10,722,401

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance January 1, 2019	10,722,401	$107,224	$29,650,760	$(26,800,152)	$2,957,832

Net loss	-	-	-	(136,468)	(136,468)
Stock-based compensation	-	-	14,264	-	14,264

Balance March 31, 2019	10,722,401	$107,224	$29,665,024	$(26,936,620)	$2,835,628

Balance January 1, 2020	10,722,401	$107,224	$29,705,673	$(27,118,678)	$2,694,219

Net loss	-	-	-	(198,348)	(198,348)
Stock-based compensation	-	-	15,228	-	15,228

Balance March 31, 2020	10,722,401	$107,224	$29,720,901	$(27,317,026)	$2,511,099

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	2020	2019

Cash flows from operating activities:
Net loss	$(198,348)	$(136,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(65,915)	(14,226)
Depreciation and amortization	54,112	50,989
Operating lease right-to-use asset, net	9,216	11,052
Stock-based compensation	15,228	14,264
Changes in operating assets and liabilities:
Accounts receivable	92,840	500,477
Other current assets	(74,327)	(93,454)
Other assets	(10,931)	(8,900)
Unexpired subscription revenue	604,048	381,604
Accounts payable	49,247	131,667
Accrued expenses	(414,659)	(474,100)

Net cash provided by operating activities	60,511	362,905

Cash flows from investing activities:
Purchase of property and equipment	(38,046)	(39,851)

Net cash used in investing activities	(38,046)	(39,851)

Net increase in cash and cash equivalents	22,465	323,054
Cash and cash equivalents at beginning of period	8,275,836	8,066,899

Cash and cash equivalents at end of period	$8,298,301	$8,389,953

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2019.

The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2019 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

(2) Recently Issued Accounting Standards

The Financial Accounting Standards Board and the SEC have issued certain accounting pronouncements that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

(3) Revenue Recognition

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	2020	2019

Data and product costs	$5,583	$6,440
Selling, general and administrative expenses	9,645	7,824

	$15,228	$14,264

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

The table below sets forth the Company’s cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2020
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,298,301	$-	$-	$8,298,301

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,275,836	$-	$-	$8,275,836

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either March 31, 2020 or December 31, 2019.

(6) Net Loss per Share

During the three months ended March 31, 2020 and 2019 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

Index
(7) Related Party Transaction

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

(8) COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 (“COVID-19” or “virus”) as a global pandemic. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, data providers and other third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company has been operating remotely without any disruption of operations. To date, the Company’s data providers have provided an uninterrupted stream of information thus enabling the Company to deliver its product. The Company is currently evaluating the impact, if any, on its financial statements and has not yet quantified what material impacts to the financial statements may result from the actions taken by the Company and its customers in respect of this virus.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, the CARES Act contains relief for small businesses through several new temporary programs, one of which is the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and has received $1.56 million. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP loan is scheduled to mature on April 15, 2022, has a 1.00% interest rate, may be prepaid at any time without penalty and is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.  The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period.

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

Our strategic priorities and plans for 2020 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. However, the COVID-19 pandemic has spread throughout the world, including the U.S. While the Company believes it meets the criteria of an essential business under the guidelines issued by New York State, the Company has elected to voluntarily “close in-office personnel functions” for the safety of our employees. Only a limited number of IT and other personnel are periodically visiting our office to ensure the integrity of our computer network during “New York State on PAUSE”. This has allowed our employee base to work remotely and the Company’s operations to continue normally. Nevertheless, the impact the pandemic will have on the Company’s operations is unknown at this time. The Company may face supply chain disruptions, loss of contracts and/or customers, loss of human capital or personnel at the Company, customer credit risk, and general economic calamities. Accordingly, these global market conditions will affect the level and timing of resources deployed in pursuit of these initiatives in 2020.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$8,298	$8,276
Accounts receivable, net	$2,195	$2,288
Working capital	$664	$832
Cash ratio	0.79	0.80
Quick ratio	1.00	1.03
Current ratio	1.06	1.08

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of March 31, 2020, the Company had $8.30 million in cash and cash equivalents, an increase of approximately $22,000 from December 31, 2019. This increase was the result of cash provided by operating activities of approximately $60,000 being greater than cash used to acquire property and equipment of approximately $38,000.

The main component of current liabilities at March 31, 2020 is unexpired subscription revenue of $9.19 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates twelve months.

The Company has no bank lines of credit or other currently available credit sources.

Index
Under normal circumstances, the Company believes its existing balances of cash and cash equivalents and cash generated from operations would be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. The Company has been cash flow positive for 7 of the last 10 fiscal years and has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Moreover, given the current COVID-19 pandemic there is no guarantee that our current business levels can be sustained or that our subscriber base will be able to meet their financial commitments to the Company. In order to ensure we have the financial resources to meet our commitments to our employees and service providers in the upcoming months, and to avoid lay-offs or other cost cutting measures, the Company applied for and received a loan under the Paycheck Protection Program.  See Note 8 to our Financial Statements in Item 1 above.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended March 31,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,708,751	100.00%	$3,495,809	100.00%

Operating expenses:
Data and product costs	1,526,328	41.15%	1,468,993	42.02%
Selling, general and administrative expenses	2,415,258	65.12%	2,167,411	62.00%
Depreciation and amortization	54,112	1.46%	50,989	1.46%
Total operating expenses	3,995,698	107.73%	3,687,393	105.48%

Loss from operations	(286,947)	(7.73%)	(191,584)	(5.48%)
Other income, net	22,684	0.61%	40,890	1.17%

Loss before income taxes	(264,263)	(7.12%)	(150,694)	(4.31%)
Benefit from income taxes	65,915	1.77%	14,226	0.41%

Net loss	$(198,348)	(5.35%)	$(136,468)	(3.90%)

Operating revenues increased $212,942, or 6%, for the three months ended March 31, 2020 compared to the first quarter of fiscal 2019. This overall revenue growth resulted from an increase in Internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased $57,335, or 4%, for the first quarter of 2020 compared to the same period of fiscal 2019. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers. These higher expenditures were offset in part by: (1) lower consulting fees, as no consultants were engaged in the first quarter of 2020, (2) lower training fees, as no training was done in the first quarter of 2020, and (3) lower costs associated with the outsourcing of certain data entry tasks.

Selling, general and administrative expenses increased $247,847, or 11%, for the first quarter of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to higher salary and related employee benefits, because of a higher commission expense and a headcount increment. This increase was offset in part by: (1) lower professional fees, as the Company hired in-house counsel as of the beginning of the third quarter of 2019, and (2) lower marketing expenditures.

Depreciation and amortization increased $3,123, or 6%, for the first quarter of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to the capitalization of a new accounting system installed in 2019 that the Company started depreciating in last year’s fourth quarter.

Index
Other income, net decreased $18,206 for first quarter of fiscal 2020 compared to the same period last year. This decrease was due to the lower return received on the Company’s money market fund holdings compared to the first quarter of fiscal 2019.

Benefit for income taxes increased $51,689 for the first quarter of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to the Company reporting a higher pre-tax loss in 2020 versus 2019, because of the reasons enumerated above.

Future Operations

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

As a result of the evolving nature of the markets in which it competes and the uncertainties caused by the COVID-19 pandemic, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of customer subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2020 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2020 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

Index
The Company expects to experience fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the short-term and long-term effects the COVID-19 outbreak and related developments will have on our customers and their ongoing businesses and how those effects may impact our sales to them, (ii) the Company’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (iii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iv) the development of new services and products by the Company and its competitors, (v) price competition, (vi) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vii) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (viii) the Company’s ability to attract and retain personnel in a timely and effective manner, (ix) the Company’s ability to manage effectively its development of new business segments and markets, (x) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating the Company’s business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty, (xvi) litigation costs or other unanticipated expenses, (xvii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

Due to the foregoing factors, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions and litigation issues. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “plans” or words of similar meaning are intended to identify forward-looking statements. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company’s beliefs or expectations are those listed under “Business Environment” and “Results of Operations” and other factors referenced herein or from time to time as “risk factors” or otherwise in the Company’s Registration Statements or Securities and Exchange Commission reports. The Company disclaims any intention or obligation to revise any forward-looking statement, whether as a result of new information, a future event or otherwise.

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

CREDITRISKMONITOR.COM, INC. (REGISTRANT)

Date: May 13, 2020	By: /s/	Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)