Form 10-Q
period 2020-06-30
CREDITRISKMONITOR COM INC
filed 2020-08-13
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of August 13, 2020.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$9,955,650	$8,275,836
Accounts receivable, net of allowance	2,270,026	2,287,921
Other current assets	798,626	549,821

Total current assets	13,024,302	11,113,578

Property and equipment, net	439,299	477,973
Operating lease right-to-use asset	2,291,330	2,380,974
Goodwill	1,954,460	1,954,460
Other assets	33,450	35,723

Total assets	$17,742,841	$15,962,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,381,309	$8,651,843
Accounts payable	87,369	137,500
Current portion of operating lease liability	154,422	147,229
Current portion of bank loan	907,079	--
Accrued expenses	1,278,216	1,344,550

Total current liabilities	11,808,395	10,281,122

Deferred taxes on income, net	318,108	521,765
Unexpired subscription revenue, less current portion	185,639	166,169
Bank loan, less current portion	654,421	--
Operating lease liability, less current portion	2,221,030	2,299,433

Total liabilities	15,187,593	13,268,489

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,736,129	29,705,673
Accumulated deficit	(27,288,105)	(27,118,678)

Total stockholders’ equity	2,555,248	2,694,219

Total liabilities and stockholders’ equity	$17,742,841	$15,962,708

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	2020	2019

Operating revenues	$3,852,003	$3,567,531

Operating expenses:
Data and product costs	1,515,469	1,426,497
Selling, general and administrative expenses	2,394,266	2,147,733
Depreciation and amortization	53,693	50,045

Total operating expenses	3,963,428	3,624,275

Loss from operations	(111,425)	(56,744)
Other income, net	3,417	43,209

Loss before income taxes	(108,008)	(13,535)
Benefit from income taxes	136,929	2,005

Net income (loss)	$28,921	$(11,530)

Net income (loss) per share – Basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	10,722,401	10,722,401

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	2020	2019

Operating revenues	$7,560,754	$7,063,340

Operating expenses:
Data and product costs	3,041,797	2,895,490
Selling, general and administrative expenses	4,809,524	4,315,144
Depreciation and amortization	107,805	101,034

Total operating expenses	7,959,126	7,311,668

Loss from operations	(398,372)	(248,328)
Other income, net	26,101	84,099

Loss before income taxes	(372,271)	(164,229)
Benefit from income taxes	202,844	16,231

Net loss	$(169,427)	$(147,998)

Net loss per share – Basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	10,722,401	10,722,401

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance April 1, 2019	10,722,401	$107,224	$29,665,024	$(26,936,620)	$2,835,628

Net loss	-	-	-	(11,530)	(11,530)
Stock-based compensation	-	-	13,793	-	13,793

Balance June 30, 2019	10,722,401	$107,224	$29,678,817	$(26,948,150)	$2,837,891

Balance April 1, 2020	10,722,401	$107,224	$29,720,901	$(27,317,026)	$2,511,099

Net income	-	-	-	28,921	28,921
Stock-based compensation	-	-	15,228	-	15,228

Balance June 30, 2020	10,722,401	$107,224	$29,736,129	$(27,288,105)	$2,555,248

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2019	10,722,401	$107,224	$29,650,760	$(26,800,152)	$2,957,832

Net loss	-	-	-	(147,998)	(147,998)
Stock-based compensation	-	-	28,057	-	28,057

Balance June 30, 2019	10,722,401	$107,224	$29,678,817	$(26,948,150)	$2,837,891

Balance January 1, 2020	10,722,401	$107,224	$29,705,673	$(27,118,678)	$2,694,219

Net loss	-	-	-	(169,427)	(169,427)
Stock-based compensation	-	-	30,456	-	30,456

Balance June 30, 2020	10,722,401	$107,224	$29,736,129	$(27,288,105)	$2,555,248

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	2020	2019

Cash flows from operating activities:
Net loss	$(169,427)	$(147,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(203,657)	(17,187)
Depreciation and amortization	107,805	101,034
Operating lease right-to-use asset, net	18,434	22,106
Stock-based compensation	30,456	28,057
Changes in operating assets and liabilities:
Accounts receivable	17,895	525,625
Other current assets	(248,805)	(271,104)
Other assets	2,273	4,006
Unexpired subscription revenue	748,936	351,916
Accounts payable	(50,131)	31,786
Accrued expenses	(66,334)	(179,869)

Net cash provided by operating activities	187,445	448,372

Cash flows from investing activities:
Purchase of property and equipment	(69,131)	(112,092)

Net cash used in investing activities	(69,131)	(112,092)

Cash flows from financing activities:
Proceeds from bank loan	1,561,500	--

Net cash provided from financing activities	1,561,500	--

Net increase in cash and cash equivalents	1,679,814	336,280
Cash and cash equivalents at beginning of period	8,275,836	8,066,899

Cash and cash equivalents at end of period	$9,955,650	$8,403,179

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

The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for an entire fiscal year.

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

(2) Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the SEC have issued certain accounting pronouncements that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

(3) Revenue Recognition

The Company applies FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers (“ASC 606”) to recognize revenue. ASC 606 requires an entity to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The Company’s primary source of revenue is subscription income which is recognized ratably over the subscription term.

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for six months ended June 30:

	2020	2019

Data and product costs	$11,166	$12,409
Selling, general and administrative expenses	19,290	15,648

	$30,456	$28,057

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

The Company’s cash and cash equivalents are stated at fair value. The carrying value of accounts receivable, other current assets, bank loan, accounts payable and other current liabilities approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The table below sets forth the Company’s cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2020
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,955,650	$-	$-	$9,955,650

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,275,836	$-	$-	$8,275,836

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either June 30, 2020 or December 31, 2019.

(6) Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

For the three months ended June 30, 2020, the computation of diluted net income per share excludes the effects of the assumed exercise of 451,750 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

Index
Because the Company has reported a net loss for the six months ended June 30, 2020, and three and six months ended June 30, 2019, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti‐dilutive for each of the periods presented.

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

(8) COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 (“COVID-19” or “virus”) as a global pandemic. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, data providers and other third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company has been operating remotely without any significant disruption of operations. To date, the Company’s data providers have provided an uninterrupted stream of information thus enabling the Company to deliver its product. The Company is currently evaluating the impact, if any, on its financial statements and has not yet quantified what material impacts to the financial statements may result from the actions taken by the Company and its customers in respect of this virus.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, the CARES Act contains relief for small businesses through several new temporary programs, one of which is the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and has received $1.56 million. The SBA provides a “safe harbor” for borrowers and has deemed certifications regarding the necessity of the loan to have been made in good faith for borrowers of less than $2 million. The PPP loan is scheduled to mature on April 15, 2022, has a 1.00% interest rate, may be prepaid at any time without penalty and is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.  No payments are due on this loan for six months from the date of first disbursement of this loan.  In accordance with the requirements for forgiveness of the CARES Act, the Company has used the entire proceeds from the PPP Loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.  If the Company does not apply for forgiveness, the current portion of this loan, including interest that is due within the next 12 months is $920,934.

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

Our strategic priorities and plans for 2020 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. However, the COVID-19 pandemic has spread throughout the world, including the U.S. While the Company believes it meets the criteria of an essential business under the guidelines issued by New York State, the Company has elected to voluntarily “close in-office personnel functions” for the safety of our employees. Only a limited number of IT and other personnel are periodically visiting our office to ensure the integrity of our computer network, retrieve physical files, and any other function that cannot be done remotely. This has allowed our employee base to work remotely and the Company’s operations to continue normally. Nevertheless, the impact the pandemic will have on the Company’s operations is unknown at this time. The Company may face supply chain disruptions, loss of contracts and/or customers, loss of human capital or personnel at the Company, customer credit risk, and general economic calamities. Accordingly, these global market conditions will affect the level and timing of resources deployed in pursuit of these initiatives in 2020.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$9,956	$8,276
Accounts receivable, net	$2,270	$2,288
Working capital	$1,216	$832
Cash ratio	0.84	0.80
Quick ratio	1.04	1.03
Current ratio	1.10	1.08

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of June 30, 2020, the Company had $9.96 million in cash and cash equivalents, an increase of approximately $1.68 million from December 31, 2019. This increase was primarily the result of cash provided by financing activities through the SBA’s PPP loan program of approximately $1.56 million. In addition, cash provided by operating activities of approximately $187,000 being greater than cash used to acquire property and equipment of approximately $70,000.

The main component of current liabilities at June 30, 2020 is unexpired subscription revenue of $9.38 million, which should not require significant future cash outlay other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates twelve months.

The Company has no bank lines of credit or other currently available credit sources.

Index
The main component of long term liabilities is the Company’s bank loan from the SBA for the PPP program of $1.56 million. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its employment levels.  In accordance with the requirements of the CARES Act, the Company has used the entire proceeds from the PPP Loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.

Under normal circumstances, the Company believes its existing balances of cash and cash equivalents and cash generated from operations would be sufficient to satisfy its currently anticipated cash requirements.  However, given the current COVID-19 pandemic, there is no guarantee that our current business levels can be sustained or that our subscriber base will renew their service(s) at similar spend levels in the future. To ensure we have the financial resources to meet our commitments to our employees and service providers in the upcoming months, and to avoid lay-offs or other cost cutting measures, the Company applied for and received a loan under the Paycheck Protection Program.  See Note 8 to our Financial Statements in Item 1 above.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended June 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$3,852,003	100.00%	$3,567,531	100.00%

Operating expenses:
Data and product costs	1,515,469	39.34%	1,426,497	39.99%
Selling, general and administrative expenses	2,394,266	62.16%	2,147,733	60.20%
Depreciation and amortization	53,693	1.39%	50,045	1.40%
Total operating expenses	3,963,428	102.89%	3,624,275	101.59%

Loss from operations	(111,425)	(2.89%)	(56,744)	(1.59%)
Other income, net	3,417	0.09%	43,209	1.21%

Loss before income taxes	(108,008)	(2.80%)	(13,535)	(0.38%)
Benefit from income taxes	136,929	3.55%	2,005	0.06%

Net loss	$28,921	(0.75%)	$(11,530)	(0.32%)

Operating revenues increased approximately $284,000, or 8%, for the three months ended June 30, 2020 compared to the second quarter of fiscal 2019. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $89,000, or 6%, for the second quarter of 2020 compared to the same period of fiscal 2019. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers. These higher expenditures were offset in part by: (1) lower consulting fees, and (2) lower costs associated with the outsourcing of certain data entry tasks.

Index
Selling, general and administrative expenses increased approximately $247,000, or 11%, for the second quarter of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to higher salary and related employee benefits, because of a higher commission expense, a new sales trainee class, and a headcount increment. This increase was offset in part by: (1) lower professional fees, as the Company hired in-house counsel as of the beginning of the third quarter of 2019, and (2) lower marketing expenditures due to COVID related trade show cancelations and travel restrictions.

Depreciation and amortization increased approximately $3,600, or 7%, for the second quarter of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to the capitalization of a new accounting system installed in 2019 that the Company started depreciating in last year’s fourth quarter.

Other income, net decreased approximately $40,000 for second quarter of fiscal 2020 compared to the same period last year. This decrease was due to the lower return received on the Company’s money market fund holdings compared to the second quarter of fiscal 2019.

Benefit for income taxes increased approximately $135,000 for the second quarter of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to the Company reporting a higher pre-tax loss in 2020 versus 2019, because of the reasons enumerated above.

	6 Months Ended June 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$7,560,754	100.00%	$7,063,340	100.00%

Operating expenses:
Data and product costs	3,041,797	40.23%	2,895,490	40.99%
Selling, general and administrative expenses	4,809,524	63.61%	4,315,144	61.09%
Depreciation and amortization	107,805	1.43%	101,034	1.43%
Total operating expenses	7,959,126	105.27%	7,311,668	103.52%

Loss from operations	(398,372)	(5.27%)	(248,328)	(3.52%)
Other income, net	26,101	0.35%	84,099	1.19%

Loss before income taxes	(372,271)	(4.92%)	(164,229)	(2.33%)
Benefit from income taxes	202,844	2.68%	16,231	0.23%

Net loss	$(169,427)	(2.24%)	$(147,998)	(2.10%)

Operating revenues increased approximately $497,000, or 7%, for the six months ended June 30, 2020 compared to the same period of fiscal 2019. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to a price increase and increased sales to new and existing subscribers.

Data and product costs increased approximately $146,000, or 5%, for the first half of 2020 compared to the same period of fiscal 2019. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers. These higher expenditures were offset in part by: (1) lower consulting fees, and (2) lower costs associated with the outsourcing of certain data entry tasks.

Selling, general and administrative expenses increased approximately $494,000, or 11%, for the first half of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to higher salary and related employee benefits, because of a higher commission expense, a new sales trainee class, and a headcount increment. This increase was offset in part by: (1) lower professional fees, as the Company hired in-house counsel as of the beginning of the third quarter of 2019, and (2) lower marketing expenditures due to COVID related trade show cancelations and travel restrictions.

Index
Depreciation and amortization increased approximately $6,800, or 7%, for the second half of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to the capitalization of a new accounting system installed in 2019 that the Company started depreciating in last year’s fourth quarter.

Other income, net decreased approximately $58,000 for second half of fiscal 2020 compared to the same period last year. This decrease was due to the lower return received on the Company’s money market fund holdings compared to the same period of fiscal 2019.

Benefit for income taxes increased approximately $187,000 for the second half of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to the Company reporting a higher pre-tax loss in 2020 versus 2019, because of the reasons enumerated above.

Future Operations

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

As a result of the evolving nature of the markets in which it competes and the uncertainties caused by the COVID-19 pandemic, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is limited, as the Company cannot utilize its historical subscription and renewal rates of its clients for guidance. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of customer subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

As a result of governmental imposed limitations on the use our facilities due to the COVID-19 pandemic, we have had to make changes to the operating methods of some of our internal controls. For example, moving from manual sign-offs / in-person meetings to electronic sign-offs and electronic communications such as email and telephonic/ or video conference due to out-of-office working arrangements. However, the design of our internal control framework/objectives over financial reporting is unchanged and the Company does not believe that these changes have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 13, 2020	By: /s/ Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)