Form 10-Q
period 2020-09-30
CREDITRISKMONITOR COM INC
filed 2020-11-10
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of November 10, 2020.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$10,451,155	$8,275,836
Accounts receivable, net of allowance	1,945,280	2,287,921
Other current assets	596,558	549,821

Total current assets	12,992,993	11,113,578

Property and equipment, net	405,131	477,973
Operating lease right-to-use asset	2,245,896	2,380,974
Goodwill	1,954,460	1,954,460
Other assets	108,437	35,723

Total assets	$17,706,917	$15,962,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,189,823	$8,651,843
Accounts payable	47,541	137,500
Current portion of operating lease liability	158,117	147,229
Current portion of bank loan	1,102,833	--
Accrued expenses	1,135,506	1,344,550

Total current liabilities	11,633,820	10,281,122

Deferred taxes on income, net	397,528	521,765
Unexpired subscription revenue, less current portion	188,906	166,169
Bank loan, less current portion	458,667	--
Operating lease liability, less current portion	2,179,856	2,299,433

Total liabilities	14,858,777	13,268,489

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,747,939	29,705,673
Accumulated deficit	(27,007,023)	(27,118,678)

Total stockholders’ equity	2,848,140	2,694,219

Total liabilities and stockholders’ equity	$17,706,917	$15,962,708

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	2020	2019

Operating revenues	$4,037,456	$3,673,241

Operating expenses:
Data and product costs	1,514,659	1,421,290
Selling, general and administrative expenses	2,110,280	1,962,150
Depreciation and amortization	52,931	52,667

Total operating expenses	3,677,870	3,436,107

Income from operations	359,586	237,134
Other income	916	40,223

Income before income taxes	360,502	277,357
Provision for income taxes	(79,420)	(73,767)

Net income	$281,082	$203,590

Net income per share – Basic and diluted	$0.03	$0.02

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,746,834	10,722,401

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	2020	2019

Operating revenues	$11,598,210	$10,736,581

Operating expenses:
Data and product costs	4,556,456	4,316,780
Selling, general and administrative expenses	6,919,804	6,277,294
Depreciation and amortization	160,736	153,701

Total operating expenses	11,636,996	10,747,775

Loss from operations	(38,786)	(11,194)
Other income	27,017	124,322

Income (loss) before income taxes	(11,769)	113,128
Benefit from (provision for) income taxes	123,424	(57,536)

Net Income	$111,655	$55,592

Net income per share – Basic and diluted	$0.01	$0.01

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,730,545	10,725,252

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance July 1, 2019	10,722,401	$107,224	$29,678,817	$(26,948,150)	$2,837,891

Net income	-	-	-	203,590	203,590
Stock-based compensation	-	-	12,465	-	12,465

Balance September 30, 2019	10,722,401	$107,224	$29,691,282	$(26,744,560)	$3,053,946

Balance July 1, 2020	10,722,401	$107,224	$29,736,129	$(27,288,105)	$2,555,248

Net income	-	-	-	281,082	281,082
Stock-based compensation	-	-	11,810	-	11,810

Balance September 30, 2020	10,722,401	$107,224	$29,747,939	$(27,007,023)	$2,848,140

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2019	10,722,401	$107,224	$29,650,760	$(26,800,152)	$2,957,832

Net income	-	-	-	55,592	55,592
Stock-based compensation	-	-	40,522	-	40,522

Balance September 30, 2019	10,722,401	$107,224	$29,691,282	$(26,744,560)	$3,053,946

Balance January 1, 2020	10,722,401	$107,224	$29,705,673	$(27,118,678)	$2,694,219

Net income	-	-	-	111,655	111,655
Stock-based compensation	-	-	42,266	-	42,266

Balance September 30, 2020	10,722,401	$107,224	$29,747,939	$(27,007,023)	$2,848,140

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	2020	2019

Cash flows from operating activities:
Net income	$111,655	$55,592
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(124,237)	74,099
Depreciation and amortization	160,736	153,701
Operating lease right-to-use asset, net	26,389	31,935
Stock-based compensation	42,266	40,522
Changes in operating assets and liabilities:
Accounts receivable	342,641	609,260
Other current assets	(46,737)	39,216
Other assets	(72,714)	(13,041)
Unexpired subscription revenue	560,717	(166,409)
Accounts payable	(89,959)	(68,797)
Accrued expenses	(209,044)	(129,771)

Net cash provided by operating activities	701,713	626,307

Cash flows from investing activities:
Purchase of property and equipment	(87,894)	(124,856)

Net cash used in investing activities	(87,894)	(124,856)

Cash flows from financing activities:
Proceeds from bank loan	1,561,500	--

Net cash provided from financing activities	1,561,500	--

Net increase in cash and cash equivalents	2,175,319	501,451
Cash and cash equivalents at beginning of period	8,275,836	8,066,899

Cash and cash equivalents at end of period	$10,451,155	$8,568,350

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

The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for an entire fiscal year.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2020	2019	2020	2019

Data and product costs	$4,282	$4,789	$15,448	$17,198
Selling, general and administrative expenses	7,528	7,676	26,818	23,324

	$11,810	$12,465	$42,266	$40,522

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

The table below sets forth the Company’s cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2020
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,451,155	$-	$-	$10,451,155

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,275,836	$-	$-	$8,275,836

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of either September 30, 2020 or December 31, 2019.

(6) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

Index
	3 Months Ended September 30,		9 Months Ended September 30,
	2020	2019	2020	2019

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	320,200	--	106,733	36,533
LESS: Shares which could be repurchased under treasury stock method	(295,767)	--	(98,589)	(33,682)

Weighted average number of common shares outstanding – diluted	10,746,834	10,722,401	10,730,545	10,725,252

For the three and nine months ended September 30, 2020, the computation of diluted net income per share excludes the effects of the assumed exercise of 148,550 and 362,017 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Index
In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, the CARES Act contains relief for small businesses through several new temporary programs, one of which is the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and has received $1.56 million. The SBA provides a “safe harbor” for borrowers and has deemed certifications regarding the necessity of the loan to have been made in good faith for borrowers of less than $2 million. The PPP loan is scheduled to mature on April 15, 2022, has a 1.00% interest rate, may be prepaid at any time without penalty and is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.  The “PPP” was amended on June 5, 2020 by the Paycheck Protection Program Flexibility Act, which stated that payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender, with a maximum deferral of up to 16 months.  In accordance with the requirements for forgiveness of the CARES Act, the Company has used the entire proceeds from the PPP Loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.  If the Company does not apply for forgiveness, the current portion of this loan, including interest that is due within the next 12 months is $1,117,621.  The lender of this loan has not started accepting applications for forgiveness.

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

Our strategic priorities and plans for 2020 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. However, the COVID-19 pandemic has spread throughout the world, including the U.S. While the Company believes it meets the criteria of an essential business under the guidelines issued by New York State, the Company has elected to voluntarily close in-office personnel functions for the safety of our employees. Only a limited number of IT and other personnel are periodically visiting our office to ensure the integrity of our computer network, retrieve physical files, and any other function that cannot be done remotely. This has allowed our employee base to work remotely and the Company’s operations to continue normally. Nevertheless, the impact the pandemic will have on the Company’s operations is unknown at this time. The Company may face supply chain disruptions, loss of contracts and/or customers, loss of human capital or personnel at the Company, customer credit risk, and general economic calamities. Accordingly, these global market conditions will affect the level and timing of resources deployed in pursuit of these initiatives in 2020.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$10,451	$8,276
Accounts receivable, net	$1,945	$2,288
Working capital	$1,359	$832
Cash ratio	0.90	0.80
Quick ratio	1.07	1.03
Current ratio	1.12	1.08

Index
The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of September 30, 2020, the Company had $10.45 million in cash and cash equivalents, an increase of approximately $2.18 million from December 31, 2019. This increase was primarily the result of cash provided by financing activities through the SBA’s PPP loan program of approximately $1.56 million. In addition, cash provided by operating activities of approximately $702,000 being greater than cash used to acquire property and equipment of approximately $88,000.

The main component of current liabilities at September 30, 2020 is unexpired subscription revenue of $9.19 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates twelve months.

The Company has no bank lines of credit or other currently available credit sources.

A major component of long term liabilities is the Company’s bank loan from the SBA for the PPP program of $1.56 million. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its employment levels.  In accordance with the requirements of the CARES Act, the Company has used the entire proceeds from the PPP Loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.

Given the current COVID-19 pandemic, there is no guarantee that our current business levels can be sustained or that our subscriber base will renew their service(s) at similar spend levels in the future. To ensure we have the financial resources to meet our commitments to our employees and service providers in the upcoming months, and to avoid lay-offs or other cost cutting measures, the Company applied for and received a loan under the Paycheck Protection Program.  See Note 8 to our Financial Statements in Item 1 above. With the proceeds of this loan, along with its existing balance of cash and cash equivalents and cash generated from operations the Company expects to have sufficient liquidity to continue for the next 12 months.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended September 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,037,456	100.00%	$3,673,241	100.00%

Operating expenses:
Data and product costs	1,514,659	37.52%	1,421,290	38.69%
Selling, general and administrative expenses	2,110,280	52.27%	1,962,150	53.42%
Depreciation and amortization	52,931	1.31%	52,667	1.43%
Total operating expenses	3,677,870	91.10%	3,436,107	93.54%

Income from operations	359,586	8.91%	237,134	6.46%
Other income, net	916	0.02%	40,223	1.09%

Income before income taxes	360,502	8.93%	277,357	7.55%
Provision for income taxes	(79,420)	(1.97%)	(73,767)	(2.01%)

Net income	$281,082	6.96%	$203,590	5.54%

Index
Operating revenues increased approximately $364,000, or 10%, for the three months ended September 30, 2020 compared to the third quarter of fiscal 2019. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $93,000, or 7%, for the third quarter of 2020 compared to the same period of fiscal 2019. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses increased approximately $148,000, or 8%, for the third quarter of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to higher salary and related employee benefits, because of a higher commission expense, a new sales trainee class, and a headcount increment. This increase was offset in part by: (1) lower professional fees, as the Company hired in-house counsel as of the beginning of the third quarter of 2019, and (2) lower marketing expenditures due to COVID related trade show cancelations and travel restrictions.

Other income decreased approximately $39,000 for the third quarter of fiscal 2020 compared to the same period last year. This decrease was due to the lower return received on the Company’s money market fund holdings compared to the third quarter of fiscal 2019.

	9 Months Ended September 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$11,598,210	100.00%	$10,736,581	100.00%

Operating expenses:
Data and product costs	4,556,456	39.29%	4,316,780	40.20%
Selling, general and administrative expenses	6,919,804	59.66%	6,277,294	58.47%
Depreciation and amortization	160,736	1.39%	153,701	1.43%
Total operating expenses	11,636,996	100.34%	10,747,775	100.10%

Loss from operations	(38,786)	(0.33%)	(11,194)	(0.10%)
Other income, net	27,017	0.23%	124,322	1.15%

Income (loss) before income taxes	(11,769)	(0.10%)	113,128	1.05%
Benefit from (provision for) income taxes	123,424	1.06%	(57,536)	(0.53%)

Net Income	$111,655	0.96%	$55,592	0.52%

Operating revenues increased approximately $862,000, or 8%, for the nine months ended September 30, 2020 compared to the same period of fiscal 2019. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to a price increase and increased sales to new and existing subscribers.

Data and product costs increased approximately $240,000, or 6%, for the first nine months of 2020 compared to the same period of fiscal 2019. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers.

Index
Selling, general and administrative expenses increased approximately $643,000, or 10%, for the first nine months of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to higher salary and related employee benefits, because of a higher commission expense, a new sales trainee class, and a headcount increment. This increase was offset in part by: (1) lower professional fees, as the Company hired in-house counsel as of the beginning of the third quarter of 2019, and (2) lower marketing expenditures due to COVID related trade show cancelations and travel restrictions.

Other income, net decreased approximately $97,000 for first nine months of fiscal 2020 compared to the same period last year. This decrease was due to the lower return received on the Company’s money market fund holdings compared to the same period of fiscal 2019.

Benefit for income taxes increased approximately $181,000 for the first nine months of fiscal 2020 compared to the same period of fiscal 2019. This increase was due to the Company accruing a greater amount of tax liability compared to the actual tax liabilities on the filed tax returns.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2020 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2020 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Index
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 10, 2020	By:	/s/ Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)