Form 10-K
period 2020-12-31
CREDITRISKMONITOR COM INC
filed 2021-03-25
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 was $6,327,730. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 25, 2021.

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

To help subscribers prioritize and monitor risk, the reports offer the Company’s proprietary FRISK® and PAYCE® scores (measures of financial distress tied to the probability of bankruptcy, powered by Artificial Intelligence including machine learning and deep neural network technology, respectively), as well as the well-known Altman Z” default scores, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) and DBRS, Inc. (“DBRS Morningstar”) issuer ratings. The FRISK® scoring model also features aggregated sentiment inputs based on the crowdsourced usage behaviors of our subscribers, improving risk classification and accuracy, specifically lowering the false positive rate for the most risky corporations. We believe the FRISK® score, which can now predict public company bankruptcy risk with 96%1  accuracy within a 12-month period, is the only analytic featuring such inputs in the industry and is trained on our unmatched depth of usage data.

1 Claim based on back testing of the model on U.S. companies and continued performance checks to validate if the score indicated “high risk” (a score less than 5) at least 3 month prior to a subject company bankruptcy filing.

The reports include company background information, trade payment reports, as well as public filings (i.e., suits, liens, judgments and bankruptcy information) on millions of companies around the world. To keep subscribers current with changing risk conditions, the Company’s service uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score changes, credit limit alerts, financial statement updates, U.S. Securities and Exchange Commission (“SEC”) filings and ratings changes. All news items are filtered to assure the stories have financial relevance and materiality.  On U.S. banks, reports include financial data from the Federal Financial Institutions Examination Council (“FFIEC”) call reports.

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

Academic research has found that, in the United States, about a quarter of corporate debt is trade credit, and the size of this trade credit is roughly three times the size of bank loans. Therefore, more U.S. companies are using trade credit to finance their operations than are using loans from the banking system. Trade credit financing is typically interest-free or even offered at a discount for expedited payment in comparison to alternative sources of working capital financing such as bank or third party (hedge fund) loans, notes, and bonds.  Moreover, many corporations that are starting to show elevated risk are unable to secure bank financing due to poor performance, poor leverage ratios, or a lack of good cash flow metrics.  Finally, the need to tap trade credit financing is highest in points of distress when interest expenses are most burdensome.  CreditRiskMonitor’s crowdsourced usage behavior specifically identifies this shift in aggregate sentiment among the issuers of trade credit and therefore assists in the monitoring of the most critical situations when trade credit based working capital liquidity can dry up.  With so much trade credit being utilized out in the market, CreditRiskMonitor’s service, featuring its 96% predictive bankruptcy analytic for public companies, is emerging as a critical service in the marketplace to monitor this risk for many companies.

There is little hard data on the size of CreditRiskMonitor’s addressable credit-risk market. The U.S. National Association of Credit Management has more than 15,000 members, but some industry observers believe the number of U.S. credit managers and other personnel performing this function is substantially greater. In addition, there are numerous U.S. based companies that do not have a full-time credit function but still require credit information. Furthermore, a market exists outside of the U.S. for information on U.S. and foreign companies.

Some of the Company’s subscribers use the service for managing the financial risk of relationships with suppliers and/or “counter-parties” with whom they both buy and sell. Strategic planning is another use of the Company’s service. In the last recession, and the current COVID-19 pandemic, risks to the “supply chain” became prominent and a renewed focus of management concern. Companies were reminded that while the financial distress of a single important customer might jeopardize a large receivable associated with that account, the financial distress of a single important supplier can shut down an entire factory and jeopardize a company’s entire revenue stream. The Company’s revenue from subscribers who have added the procurement function to their list of users, and new subscribers whose use is entirely about “supply chain”, is a growing percentage of total revenue.

After its June 2020 IPO, the Dun & Bradstreet Corporation (“Dun & Bradstreet”), our major competitor, disclosed that it generated approximately $811.1 million from its Finance & Risk business (i.e., credit, supply chain, and legal/regulatory information services) in North America (i.e., U.S. and Canada) for 2020 which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the U.S. market.

CreditRiskMonitor’s annual fixed-price subscription service represented over 99% of its fiscal 2020 operating revenues. This annual service is sold to a diverse customer base with no single customer representing more than 2% of 2020 operating revenues. Accordingly, the Company is not dependent on a single customer nor is the Company dependent on a few large customers, such that a loss of any one customer would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including Moody’s, Fitch  and DBRS Morningstar to redistribute their information as part of our service. We also obtain financial statement and other data from Refinitiv US LLC, previously the Financial and Risk business of Thomson Reuters (Markets) LLC prior to the closing of a partnership deal between Thomson Reuters and private equity funds managed by The Blackstone Group Inc. Although we report some of this “raw” data directly on our website, the critical elements of our service – the FRISK® score, PAYCE® score, ratio analysis and trend reports, peer analyses, Altman Z” default scores and emails which “push” information to our subscribers – are computed by the Company using its own algorithms and weighting techniques, and are delivered in formats carefully designed for the way our subscribers prefer to use this information. Further, hundreds of subscribers and non-subscribers provide us with data from their accounts receivable systems that we aggregate and report, so subscribers can see how these firms are paying the invoices of other firms, without disclosing the specific contributors of this information.

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

i.
The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a structural statistical model back-tested using company data and bankruptcies between 2003 and 2013. This period covers 9,600 unique businesses and includes 580 bankruptcies over a period that includes the Great Recession. As of June 2016, the FRISK® score became even more predictive as we now factor in, when available, anonymous, aggregate crowd-sourced usage data from our subscribers – the FRISK® score can now predict public company bankruptcy risk with 96% accuracy within a 12-month period. The Company believes that some of the most experienced and knowledgeable credit and risk professionals use its website every day to analyze the companies they do business with. When the Company’s subscribers are concerned with a risky company, they investigate that company more closely, in what we have found to be distinct behavioral patterns. With this anonymous, aggregate behavior included, the FRISK® score is more sensitive and accurate, moving a relatively small, but largely important segment of businesses from risky to riskier. Essentially, when credit professionals start looking more closely as a group, there is usually a growing concern that can result in the reduction or even elimination of trade credit extension, specifically at one of the most critical financing times for a corporation. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company as well as sophisticated algorithms and weighting techniques which are proprietary Company trade secrets. To its knowledge, CreditRiskMonitor is the only company currently using crowdsourcing of subscriber activity in generating a financial risk score. The Company’s website is highly structured, enabling it to track very specific patterns of use through its sophisticated and proprietary algorithms, which means the Company has been able to analyze click patterns for the past 10 years, through many financial shifts. At the end of 2020, the Fundamental Service covered over 57,000 public companies worldwide, totaling approximately $68 trillion in corporate revenue compared to world Gross Domestic Product (“GDP”) of $87.6 trillion. Subscribers may opt, at lower prices, for limited regional coverage, i.e., “North American Service” for coverage of just U.S., Canadian, Mexican and Caribbean companies.

ii.
The PAYCE® score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment and U.S. federal tax lien data from CreditRiskMonitor’s extensive database, analyzed with sophisticated deep neural network modeling technology to deliver a 70% accurate [2]  score on approximately 90,000 private companies in the United States. Unlike other payment based models, a PAYCE® score is only calculated when there is both a sufficient number of trade contributors and trade lines on a company for the analysis.

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

(2)
Financial statement processing, an add-on service, which provides customers flexible options to help ease their process in the collection, data entry and standardization of private company financial statements, as well as providing private company FRISK® scores featuring accuracy levels in the 90%+ range[2] and peer analysis to public company comparable.

(3)	Single credit reports on any of the over 57,000 companies covered in item (1) above. These reports are sold mainly via credit card and obtained via the Internet.

(4)
Individual credit reports on approximately 20 million foreign public and private companies. These reports are purchased by CreditRiskMonitor through an affiliation with a third-party supplier and sold to CreditRiskMonitor subscribers.

2 Claim based on back testing of the model on U.S. companies and continued performance checks to validate if the score indicated “high risk” (a score less than 5) at least 3 month prior to a subject company bankruptcy filing.

The viability and potential of CreditRiskMonitor’s business is made possible by the following characteristics:

•
Low price. The prices of CreditRiskMonitor’s services are low compared to a subscriber’s possible losses from not getting paid, and are low compared to the cost of most competitive credit report products.

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost effectively, compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition which should accelerate their shift to lower cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBO’s, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or totally accurate number of the totals, but according to the Bank for International Settlements, as of June 2020 the total “notional” value of Over-the-Counter Credit Default Swap Derivatives was $8.8 trillion. This was down from the peak value of $61.2 trillion at the end of 2007 and from $21.1 trillion at the end of 2013. To put this in perspective, in 2019 the world GDP was $87.8 trillion, and the market value of all worldwide domestic equity at December 31, 2020 was approximately $95 trillion. Thus, publicly listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies, and puts a premium on the speed and analytic strength of CreditRiskMonitor’s service.

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

•
Management. CreditRiskMonitor has in-place an experienced management team with proven talent in business credit evaluation systems and Internet development. The Company’s senior management team has an average tenure of over 15 years.

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

•
Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality and content. Also, revenue per client should increase over time as the Company sells additional passwords (upsell) and services (cross sell) to existing clients.

•
Lowest cost provider. CreditRiskMonitor’s sourcing, analysis and preparation of data into a usable form is highly automated. CreditRiskMonitor delivers all of its information to customers via the Internet and there is automation between the sourcing of data and delivery of a company credit report to a subscriber. Because of this automation, CreditRiskMonitor’s production costs are relatively stable over a wide range of increasing revenue. Management believes CreditRiskMonitor’s cost structure is one of the lowest in its industry while maintaining a higher client service level.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high quality, industry leading accuracy-level commercial credit reports that help busy risk professionals stay ahead of financial risk quickly, easily and precisely, at a competitive cost to those from the leading provider. Because Dun & Bradstreet has the largest share of the commercial credit market, their flagship product, DNBi, is the standard by which that market measures both quality and price. The Company’s research shows that its customers overwhelmingly agree that CreditRiskMonitor saves them time, helps them to make better credit decisions, and represents a significant value for the price paid compared to competitive services.

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

CreditRiskMonitor employs several different selling strategies to deliver this value to different customer segments:

•
Credit professionals need to save time, when analyzing their most important customers and suppliers, and the CreditRiskMonitor service provides this critical benefit. CreditRiskMonitor believes that its reports and monitoring of public companies, having aggregate revenues of approximately $68 trillion (compared to world GDP of $87.6 trillion in 2019), and private companies, are superior in this way to competitive products or services in that the CreditRiskMonitor service provides public and private company financial information in greater depth and better analytical efficiency. It also includes timely email alerts enabling credit professionals to easily stay on top of financial developments at their customers, without the clutter of non-financial news prevalent at other news services. Finally, the proprietary FRISK® and PAYCE® scores, ratings from Moody’s, Fitch and DBRS Morningstar, the Altman Z” scores and the trade payment reports delivered by the Company’s service enable further efficiency by focusing each subscriber’s attention on only those companies showing financial weakness. The accuracy of our proprietary FRISK® score, powered by the crowd-sourced usage data from our subscribers, has proven to be a unique selling point.

•	For low-volume customers, CreditRiskMonitor sells single commercial credit reports for a flat price of $250 per report, using credit card transactions via the Internet.

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

In addition, targeted attacks on the Company’s systems (or on systems of third parties that it relies on), failure or non-availability of a key IT system or a breach of security measures designed to protect its IT systems could result in disruptions to its operations through delays or the corruption and destructions of its data, property damage, loss of confidential information or financial or reputational risks. As the threat landscape is ever-changing, the Company must make continuous mitigation efforts, including: risk prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; frequent employee training; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that the Company’s ability to monitor for or mitigate cybersecurity risks will be fully effective, and the Company may fail to identify cybersecurity breaches or discover them in a timely way.

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

Employees

As of March 25, 2021 the Company had approximately 100 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions.  Employees are eligible to participate in the 401(k) plan if they are over the age of 21 and after completing one month of service with the company after their hire date.  The Company has no other retirement, pension, profit sharing or similar program in effect for its employees. The Company adopted a long-term incentive plan in 2020 that covers its employees.

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

The Company does not own any real property. The Company’s principal office is located in approximately 16,900 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2025 and provides for an aggregate total monthly cost of approximately $21,600, subject to annual increases, plus an allocated portion of real estate taxes and insurance.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the OTC Markets OTCQX U.S. under the symbol “CRMZ”. The following table sets forth the high and low closing bid quotations reported on the OTCQX for each calendar quarter of 2019 and 2020. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High Bid	Low Bid
2019
	First Quarter	$2.05	$1.60
	Second Quarter	$1.75	$1.20
	Third Quarter	$1.60	$1.20
	Fourth Quarter	$1.60	$1.23

2020
	First Quarter	$1.62	$1.23
	Second Quarter	$1.55	$1.40
	Third Quarter	$2.30	$1.40
	Fourth Quarter	$2.47	$2.10

On March 18, 2021, there were approximately 170 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2020, the Company did not declare a cash dividend; in fiscal 2019, the Company paid a cash dividend of $0.05 per share on its Common Stock on December 2, 2019.

The Company did not repurchase any of its common stock during the fourth quarter of 2020.

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

Our strategic priorities and plans for 2021 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. However, the COVID-19 pandemic has spread throughout the world, including the U.S. While the Company believes it meets the criteria of an essential business under the guidelines issued by New York State, the Company has elected to voluntarily close in-office personnel functions for the safety of our employees. Only a limited number of IT and other personnel are periodically visiting our office to ensure the integrity of our computer network, retrieve physical files, and any other function that cannot be done remotely. This has allowed our employee base to work remotely and the Company’s operations to continue normally. Nevertheless, the impact the pandemic will have on the Company’s operations is unknown at this time. The Company may face supply chain disruptions, loss of contracts and/or customers, loss of human capital or personnel at the Company, customer credit risk, and general economic calamities. Accordingly, these global market conditions will affect the level and timing of resources deployed in pursuit of these initiatives in 2021.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Cash and cash equivalents	$10,303	$8,276
Accounts receivable, net	$2,557	$2,288
Working capital	$848	$832
Cash ratio	0.79	0.80
Quick ratio	0.98	1.03
Current ratio	1.06	1.08

The Company has invested some of its excess cash in cash equivalents and available for sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2020, the Company had $10.76 million in available for sale securities & cash and cash equivalents, an increase of approximately $2.49 million from December 31, 2019. This increase was primarily the result of cash provided by financing activities through the SBA’s PPP loan program of approximately $1.56 million. In addition, cash provided by operating activities of approximately $1.21 million was greater than cash used to acquire property and equipment and available for sale securities totaling approximately $746,000.

The main component of current liabilities at December 31, 2020 is unexpired subscription revenue of $9.65 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

The Company has no bank lines of credit or other currently available credit sources.

A major component of short-term liabilities is the Company’s bank loan from the SBA for the PPP program of $1.56 million. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its employment levels.  In accordance with the requirements of the CARES Act, the Company has used the entire proceeds from the PPP Loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.  If the Company does not apply for forgiveness, the current portion of this loan, including interest that is due within the next 12 months is $1,314,848.  The lender of this loan started accepting applications for forgiveness at the beginning of 2021.

Given the current COVID-19 pandemic, there is no guarantee that our current business levels can be sustained or that our subscriber base will renew their service(s) at similar spend levels in the future. To ensure we have the financial resources to meet our commitments to our employees and service providers in the upcoming months, and to avoid lay-offs or other cost cutting measures, the Company applied for and received a loan under the Paycheck Protection Program.  See Item 9C below. With the proceeds of this loan, along with its existing balance of cash and cash equivalents and cash generated from operations, the Company expects to have sufficient liquidity to continue for the next 12 months.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2020 vs. 2019

	Year Ended December 31,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue
Operating revenues	$15,732,366	100.00%	$14,501,173	100.00%

Operating expenses:
Data and product costs	6,026,464	38.31%	5,759,660	39.72%
Selling, general and administrative expenses	9,724,182	61.81%	8,347,083	57.56%
Depreciation and amortization	219,847	1.40%	207,224	1.43%
Total operating expenses	15,970,493	101.51%	14,313,967	98.71%

(Loss) income from operations	(238,127)	(1.51%)	187,206	1.29%
Other income, net	26,774	0.17%	155,852	1.08%

(Loss) income before income taxes	(211,353)	(1.34%)	343,058	2.37%
Benefit from (provision for) income taxes	163,925	1.04%	(125,354)	(0.87%)

Net (loss) income	$(47,428)	(0.30%)	$217,704	1.50%

Operating revenues increased approximately $1.2 million, or 8%, for fiscal 2020 over the prior year. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $267,000, or 5%, for fiscal 2020 compared to fiscal 2019. This increase was due primarily to (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to price increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses increased approximately $1.38 million, or 16%, for fiscal 2020 compared to fiscal 2019. This increase was due to higher salary and related employee benefits, because of a higher commission expense due to increased sales, revised methodology of accruing commissions, a new sales trainee class, maintaining employee head count, and even adding new ones. This increase was offset in part by lower marketing expenditures due to COVID related trade show cancellations and travel restrictions.

Other income decreased approximately $129,000 for fiscal 2020 compared to fiscal 2019. This decrease was due to the lower return received on the Company’s money market fund holdings compared to fiscal 2019.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its customers with outstanding value, thus encouraging customer renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2021 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2021 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Critical Accounting Policies, Estimates and Judgments

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management continually evaluates its estimates and judgments, the most critical of which are those related to:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CreditRiskMonitor.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP
We have served as the Company’s auditor since 2004.
Jericho, New York

March 25, 2021

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$10,302,732	$8,275,836
Available-for-sale securities - municipal bonds	458,237	--
Accounts receivable, net of allowance of $30,000	2,557,443	2,287,921
Other current assets	589,072	549,821

Total current assets	13,907,484	11,113,578

Property and equipment, net	545,675	477,973
Operating lease right-of-use asset	2,200,031	2,380,974
Goodwill	1,954,460	1,954,460
Other assets	84,892	35,723

Total assets	$18,692,542	$15,962,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,646,407	$8,651,843
Accounts payable	130,089	137,500
Current portion of operating lease liability	161,874	147,229
Current portion of bank loan	1,299,007	--
Accrued expenses	1,822,485	1,344,550

Total current liabilities	13,059,862	10,281,122

Deferred taxes on income, net	333,432	521,765
Unexpired subscription revenue, less current portion	197,545	166,169
Bank loan, less current portion	262,493	--
Operating lease liability, less current portion	2,137,559	2.299.433

Total liabilities	15,990,891	13,268,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,760,533	29,705,673
Accumulated deficit	(27,166,106)	(27,118,678)

Total stockholders’ equity	2,701,651	2,694,219

Total liabilities and stockholders’ equity	$18,692,542	$15,962,708

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2020 and 2019

	2020	2019

Operating revenues	$15,732,366	$14,501,173

Operating expenses:
Data and product costs	6,026,464	5,759,660
Selling, general and administrative expenses	9,724,182	8,347,083
Depreciation and amortization	219,847	207,224

Total operating expenses	15,970,493	14,313,967

Income (loss) from operations	(238,127)	187,206
Other income, net	26,774	155,852

Income (loss) before income taxes	(211,353)	343,058
Benefit from (provision for) income taxes	163,925	(125,464)

Net income (loss)	$(47,428)	$217,594

Net income (loss) per share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	10,722,401	$107,224	$29,650,760	$(26,800,152)	$2,957,832

Net income	-	-	-	217,594	217,594
Cash dividend paid	-	-	-	(536,120)	(536,120)
Stock-based compensation	-	-	54,913	-	54,913

Balance December 31, 2019	10,722,401	107,224	29,705,673	(27,118,678)	2,694,219

Net loss	-	-	-	(47,428)	(47,428)
Stock-based compensation	-	-	54,860	-	54,860

Balance December 31, 2020	10,722,401	$107,224	$29,760,533	$(27,166,106)	$2,701,651

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(47,428)	$217,594
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Deferred income taxes	(188,333)	31,384
Depreciation and amortization	219,847	207,224
Stock-based compensation	54,860	54,913
Operating lease	33,715	41,151
Changes in operating assets and liabilities:
Accounts receivable, net	(269,523)	166,664
Other current assets	3,153	12,040
Other assets	(91,068)	(110)
Unexpired subscription revenue	1,025,940	79,567
Accounts payable	(7,412)	42,733
Accrued expenses	477,936	33,332

Net cash provided by operating activities	1,211,687	886,492

Cash flows from investing activities:
Purchase of available-for-sale securities - municipal bonds	(458,742)	--
Purchase of property and equipment	(287,549)	(141,435)

Net cash used in investing activities	(746,291)	(141,435)

Cash flows from financing activities:
Dividend paid to stockholders	--	(536,120)
Bank loan	1,561,500	--

Net cash provided by (used in) financing activities	1,561,500	(536,120)

Net increase in cash and cash equivalents	2,026,896	208,937
Cash and cash equivalents at beginning of year	8,275,836	8,066,899

Cash and cash equivalents at end of year	$10,302,732	$8,275,836

Supplemental disclosure of cash flow information:
Cash paid, net during the year for:
Income taxes	$66,000	$41,261

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued certain other accounting pronouncements as of December 31, 2020 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows:

•	Fixtures, equipment and software -- 3 to 10 years
•	Leasehold improvements -- lower of estimated useful life or term of lease (i.e., 2 to 7 years)

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessment. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment tests for 2020 and 2019 during the fourth quarter of each year and determined there was no impairment of existing goodwill.

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2020 and 2019, management believes no impairment of long-lived assets has occurred.

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

Revenue Recognition

The Company applies FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) to recognize revenue. ASC 606 requires an entity to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The Company’s primary source of revenue is subscription income which is recognized ratably over the subscription term.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has applied the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.

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

The Company’s operating lease right-of-use asset and operating lease liability represent the lease for the office space used to conduct its business.

Net Income (Loss) Per Share

Net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income (loss) per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted net income (loss) per share is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options (see Note 8).

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company, in accordance with Accounting Standards Update (“ASU”) 2016-01, classifies its debt securities as “available-for-sale” and are recorded at fair value.  Realized gains and losses on available-for-sale debt securities are reported in net income with unrealized gains and losses reported in other income.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash, cash equivalents, available-for-sale securities and accounts receivable. The Company maintains its cash and cash equivalents in bank deposit and other accounts, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions.

The Company closely monitors the extension of credit to its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts of $30,000 as of December, 31, 2020 and 2019, based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2020 nor 2019.

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s cash, cash equivalents and available-for-sale securities are stated at fair value. The carrying value of accounts receivable, other current assets, bank loan and accounts payable approximates fair market value because of the short maturity of these financial instruments.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

All available-for-sale securities as of December 31, 2020 were municipal bonds. Investments in municipal bonds are valued using pricing models maximizing the use of observable inputs for similar securities. Municipal bonds are classified as Level 2 of the fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of December 31, 2020 and December 31, 2019, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,302,732	$-	$-	$10,302,732

Available-for-sale securities	$-	$458,237	$-	$458,237

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,275,836	$-	$-	$8,275,836

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of December 31, 2019.

The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The cost and fair value of available-for-sale securities at December 31, 2020 is as follows:

	Cost	Unrealized Loss	Fair Value

Available-for-sale securities	$458,742	$(505)	$458,237

Maturities of available-for-sale securities were as follows at December 31, 2020:

Available-for-sale securities
Due after 10 years	$458,237

The fair value of available-for-sale securities are presented in the available-for-sale category by contractual maturity in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations without call or prepayment penalties.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of December 31, 2020.

There were no proceeds from the sale of marketable securities in 2020. Subsequent to December 31, 2020 the Company liquidated all of their municipal bond investments in available-for-sale securities, and transferred the proceeds to Level 1 cash and cash equivalent investments.

NOTE 4 - INCOME TAXES

The Company’s income tax (benefit) expense consisted of the following:

	2020	2019
Current:
Federal	$37,373	$67,677
State	(12,854)	26,404
Deferred:
Federal	(67,742)	23,781
State	(120,702)	7,602

	$(163,925)	$125,464

The actual tax (benefit) expense for 2020 and 2019 differs from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

	2020	2019

Computed “expected” (benefit) expense	$(44,384)	$72,042
Permanent differences	11,516	25,619
State and local income tax expense	2,720	12,344
True-up of current taxes	(25,916)	4,763
True-up of deferred taxes	11,644	11,014
Change in state apportionment	(119,505)	(318)

Income tax (benefit) expense	$(163,925)	$125,464

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets (liabilities) at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryovers	$-	$-
Stock options	17,556	20,085
Accrued vacation	85,436	70,654
Bad debt allowance	6,411	8,314
Deferred revenue	4,732	5,833
Deferred rent	15,999	11,403
Other	17,212	21,972

Total deferred tax assets	147,346	138,261

Deferred tax liabilities:
Goodwill	(417,688)	(541,628)
Fixed assets	(63,090)	(118,398)

Total deferred tax liabilities	(480,778)	(660,026)

Net deferred tax liabilities	$(333,432)	$(521,765)

NOTE 5 - COMMON STOCK AND STOCK OPTIONS

Common Stock

At December 31, 2020 and 2019, there were 575,750 and 456,870 shares, respectively, of the Company’s authorized common stock reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2020 and 2019, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options

As of December 31, 2020, the Company has two stock option plans: the 2009 Long-Term Incentive Plan (“2009 Plan”) which ended in 2019, and the 2020 Long-Term Incentive Plan (“2020 Plan”).

Both the 2009 and the 2020 Plan authorize the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under the 2009 Plan was 1,000,000 shares of common stock, and the 2020 Plan was 1,000,000 shares of common stock. At December 31, 2020, there were options outstanding for 393,650 shares of common stock under the 2009 Plan, and 182,100 shares of common stock under the 2020 Plan.  As of December, 31 2019, there were options outstanding for 456,870 shares of common stock under the 2009 Plan.

Options expire on the date determined, but not more than ten years from the date of grant. All of the options granted under the 2009 and 2020 Plan may be exercised after four years in installments upon the attainment of specified length of service, unless otherwise determined by the Compensation Committee as set forth in the Award Agreement. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Transactions with respect to the Company’s stock option plans for the years ended December 31, 2020 and 2019 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	376,850	$2.98
Granted	195,800	1.45
Forfeited	(115,780)	3.06

Outstanding at December 31, 2019	456,870	$2.30
Granted	182,100	2.17
Expired	(26,000)	4.62
Forfeited	(37,220)	2.15

Outstanding at December 31, 2020	575,750	$2.17

As of December 31, 2020, there were 817,900 shares of common stock reserved for the granting of additional options.  The 2009 Plan expired at the end of 2019 and no additional options could be granted.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the years ended December 31:

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

	2020	2019

Data and product costs	$19,928	$22,460
Selling, general and administrative costs	34,932	32,453

	$54,860	$54,913

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

The fair value of options granted during the year ended December 31, 2019 was $125,832. The fair value of options granted during the year ended December 31, 2020 was $206,087. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2020	2019
Risk-free interest rate	0.26%	1.78%
Expected volatility factor	72.57%	64.00%
Expected dividends	0.05	0.05
Expected life of the option (years)	7.17	9

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	256,100	8.36	$1.52	-	-
$ 2.01 - $ 3.00	279,100	5.67	$2.42	57,350	$2.49
$ 3.01 - $ 6.00	40,550	0.84	$4.51	32,550	$4.73

	575,750	6.53	$2.17	89,900	$3.30

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.35 and $1.57 as of December 31, 2020 and 2019, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2020 and 2019 was $23,046 and $238,548, respectively.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $407,771. This cost will be amortized on a straight-line basis over a weighted average term of 5.85 years and will be adjusted for subsequent changes in estimated forfeitures.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2020	2019

Computer equipment and software	$1,720,814	$1,485,579
Furniture and fixtures	512,975	507,503
Leasehold improvements	268,741	240,328
	2,502,530	2,233,410
Less accumulated depreciation and amortization	(1,956,855)	(1,755,437)

	$545,675	$477,973

NOTE 7 – OPERATING LEASE

The following table reconciles the undiscounted cash flows for the Company’s operating lease at December 31, 2020 to the operating lease liability recorded on the balance sheet:

2021	$262,970
2022	270,859
2023	278,985
2024	287,355
2025	295,975
Thereafter	1,473,078
Total future undiscounted lease payments	2,869,222
LESS: Imputed interest	(569,789)
Present value of lease liability	$2,299,433

Current portion of operating lease liability	$161,874
Non-current portion of operating lease liability	2,137,559
$2,299,433

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	2020	2019

Net income (loss)	$(47,428)	$217,594

Weighted average common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	--	13,700
Less: Shares which could be repurchased under treasury stock method	--	(11,562)
Weighted average common shares outstanding – diluted	10,722,401	10,724,539

Net income (loss) per share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02

Because the Company has reported a net loss for fiscal 2020, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti‐dilutive for each of the periods presented.

For fiscal 2019, the computation of diluted net income per share excludes the effects of the assumed exercise of 369,455 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

NOTE 9 - RELATED PARTY TRANSACTION

In October 2020, the Company’s Board of Directors appointed Michael Flum to serve as President and Chief Operating Officer. Previously, he was serving as Senior Vice President and Chief Operating Officer effective October 2019 and had served as Vice President of Operations & Alternative Data since June 2018. Mr. Flum is the son of Jerome Flum, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and the brother of Joshua Flum, a Director of the Company.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act are accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

As a result of governmental imposed limitations on the use our facilities due to the COVID-19 pandemic, we have had to make changes to the operating methods of some of our internal controls. For example, moving from manual sign-offs / in-person meetings to electronic sign-offs and electronic communications such as email and telephonic / or video conference due to out-of-office working arrangements. However, the design of our internal control framework / objectives over financial reporting is unchanged and the Company does not believe that these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	COVID-19.

On March 11, 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 (“COVID-19” or “virus”) as a global pandemic. The full impact of COVID-19 is unknown and evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, data providers and other third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 and the speed and effectiveness of vaccinations, among others. The Company has been operating remotely without any significant disruption of operations. To date, the Company’s data providers have provided an uninterrupted stream of information, thus enabling the Company to deliver its product. The Company is actively monitoring the renewal rates of its current customers and those that subscribed after the outbreak.

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, the CARES Act contains relief for small businesses through several new temporary programs, one of which is the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and has received $1.56 million. The SBA provides a “safe harbor” for borrowers and has deemed certifications regarding the necessity of the loan to have been made in good faith for borrowers of less than $2 million. The PPP loan is scheduled to mature on April 15, 2022, has a 1.00% interest rate, may be prepaid at any time without penalty and is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.  The “PPP” was amended on June 5, 2020 by the Paycheck Protection Program Flexibility Act, which stated that payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender, with a maximum deferral of up to 16 months.  The president signed the Consolidated Appropriations Act 2021 (the “CAA”) into law on December 27, 2020. The new COVID-19 legislation enhances and expands certain aspects of the CARES Act, most notably allowing borrowers to select their covered period to meet payroll and qualified expense requirements between 8 and 24 weeks.  In accordance with the requirements for forgiveness of the PPP loan under the CARES Act, the Company has used the entire proceeds from the PPP loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.  If the Company does not apply for forgiveness, the current portion of this loan, including interest that is due within the next 12 months which is $1,314,848.  The lender of this loan started accepting applications for forgiveness at the beginning of 2021.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the Company.

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	80	Chairman of the Board/Chief Executive Officer	1983
Michael I. Flum	34	President/Chief Operating Officer	2019
Steven Gargano	44	Senior Vice President/Chief Financial Officer	2020
Andrew J. Melnick	79	Director	2005
Richard Lippe	82	Director	2020
Joshua M. Flum	51	Director	2007

Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. Since 1968 he has been in the investment business as an Institutional Security Analyst, Research and Sales Partner at an investment firm and then as a General Partner of a private investment pool. Before entering the investment business, Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a Legal and Legislative Aide to a U.S. Congressman. He has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in business administration from Babson College and a JD degree from Georgetown University Law School. Mr. Flum served as a Lance corporal in the United States Marine Corps Reserve.

Michael I. Flum joined the Company in 2018 as Vice President of Operations & Alternative Data. He was elected Senior Vice President and Chief Operating Officer in October 2019 and subsequently President and Chief Operating Officer in October 2020. He is responsible for operational strategy and implementation, leveraging technology to improve the efficiency of human capital and work processes. Prior to joining CreditRiskMonitor, Mr. Flum served as Vice President of Operations at Gullett & Associates, Inc., a Houston-based midstream oil & gas survey and drafting services firm from 2016-2017. Mr. Flum held various engineering and project management roles at Enterprise Products Partners, a Houston-based oil & gas pipeline owner/operator from 2009 to 2016. Over his time in the oil & gas sector, Mr. Flum successfully completed pipeline and plant projects totaling over $1.3 billion dollars. He was also able to install processes which streamline service offerings and unify customer experience across teams. Mr. Flum holds an MBA from Columbia Business School as well as a BS in Mechanical Engineering and a BA in Religious Studies from Rice University. Mr. Flum is the son of Jerome Flum.

Steven Gargano, CPA joined the Company in January 2020 as Senior Vice President and was elected to Senior Vice President and Chief Financial Officer in April 2020. Mr. Gargano has more than 20 years of experience in financial services, product development, workflow optimization, operations, customer experience, and financial technology. Prior to joining CreditRiskMonitor, he was the Managing Director and Head of Financial Information & Risk Analysis for over $12B in assets at 1199SEIU Pension and Benefit Funds. Before that, he served as a Senior Managing Director and Head of Product Development and Customer Support for U.S. Bancorp Fund Services’ Alternative Investment Solutions division. Prior to that, he was the Managing Director and Head of the Planning, Strategy, and Implementation Group for the Accounting, Finance, and Back Office groups at Mariner Investment Group, a $10B asset manager. Prior to joining Mariner, he worked at Deloitte & Touche within the firm’s Investment Management Business Advisory Services consulting group in New York. Prior to that, he held the Product Controller position at Gabelli Asset Management responsible for managing the middle office and its functions for all alternative products and their respective trading activities. He started his career at Arthur Andersen working as an auditor in the Financial Service Industry Asset Management & Capital Markets Group specializing in brokerage and hedge funds. Recently, he served as Head of Finance & Operations for financial technology platforms specializing in creating technology and service models for private equity, hedge fund, wealth management, and service providers. Mr. Gargano is a graduate of Harvard Business School. In addition, he graduated with honors from Cornell University’s College of Business in Applied Economics, Management, and Accounting.

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

Richard Lippe has been a Director since May 2020. Mr. Lippe was one of the founding members and a partner of the law firm Meltzer, Lippe, Goldstein and Breistone, LLP (1979-2004). Prior to that, he was a founding member and partner of the law firm Lippe, Ruskin, Schlissel and Moscou, LLP (1966-1978), and was Deputy County Attorney for Nassau County, N.Y. (1964-1966). While actively practicing law, among other things, he chaired the Corporate and Technology Groups at the two firms. He has extensive experience representing mature, middle and early stage private and public companies, and has provided other ongoing business related activities and advice to management and boards of directors and general partners. He has frequently served as general counsel and/or a member of the board and an active business advisor to a number of companies. Mr. Lippe has a B.A. degree from Tufts University and a J.D. degree from the University of Pennsylvania.

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

Significant Employees

Peter Roma is the Senior Vice President of Sales and Service. He is responsible for both new sales growth and the servicing of our current subscriber base. He joined the Company in October 2004 as an Account Executive. Mr. Roma has over 35 years of sales experience. He started with Metropolitan Insurance Company but spent most of his career in financial services working for Shearson Lehman Bros., Inc. and then Merrill, Lynch, Pierce, Fenner & Smith where he was a Vice President-Private Client.

Michael Broos is the Chief Technology Officer and has been with the company since 2001. He has more than 40 years of experience leading technology teams in the development and implementation of software applications for the Internet, Windows, DOS, and mainframes. Before joining the Company, Mr. Broos was Senior Vice President of Technology for About.com; Chief Technology Officer of Fan2Fan.com; Chief Technology Officer of AKA.com; Vice President of Internet Solutions for Inventure.com; and Vice President of Software Development for Dun & Bradstreet for 8 years. Prior to joining Dun & Bradstreet in 1990, Mr. Broos was an independent consultant and entrepreneur for 10 years, during which time he co-founded several software companies, including Infocom (the creators of Zork). Mr. Broos began his career with a ten-year stint on the academic computer research staff of the M.I.T. Laboratory of Computer Science, where he developed interactive, graphical and email-based applications for the ARPANET (the precursor of today’s Internet).

Michael Clark is the Senior Vice President of Information Technology and is responsible for all aspects of technology. Previously, he had been Vice President of Software Development. Mr. Clark joined the company in 2002.  Mr. Clark brings over 30 years of software design and development experience. Prior to joining the Company, from 1997-2001, Mr. Clark was Director of Software Development for The Technology Group, creating early web-based smart-document and legal expert systems. From 1988 to 1996 he helped develop the award-winning word processing system Nota Bene, enabling multi-lingual document editing in Windows and MS-DOS systems. Mr. Clark has a B.A. in Computational Mathematics from the University of Buffalo.

Kirk Ellis is the Senior Vice President of Quality Assurance and has led the QA department since 2008. Mr. Ellis guides a team of more than 30 data and financial analysts who ensure the data quality and integrity of our information and scores, including benchmarking the ongoing accuracy of our proprietary FRISK® Score. He joined CreditRiskMonitor in 2005 as a research analyst and has held a series of progressively responsible data leadership roles. Mr. Ellis has more than 20 years of experience in information services, focused on financial data collection, quality and research. Before coming to CreditRiskMonitor, he managed data and analytics teams at Citigate Financial Intelligence and at Thomson Financial Research. Mr. Ellis holds a BA in Economics from the State University of New York at Purchase.

Camilo Gomez, Ph.D.  is Senior Vice President of Data Science and returned to CreditRiskMonitor in November 2020, having first joined the Company in October of 2009. During his decade-long tenure, which ended in June of 2019, Dr. Gomez served as Senior Vice President of Quantitative Research. In between stints at CreditRiskMonitor, Dr. Gomez held the role of Chief Analytics Officer for Beyond Finance, Inc. Prior to joining the Company in 2009, Dr. Gomez was a principal at Lone Pine Mesa LLC, where he consulted with companies in the area of specialty finance since 2005. Prior to that, he was a Managing Director at Standard & Poor’s Risk Solutions group since 2001. Before S&P, Dr. Gomez was co-founder and Group Head for Financial Analytics for the Center for Adaptive Systems & Applications. Dr. Gomez earned a B.S. in 1980 and a Ph.D. in 1985 from the Massachusetts Institute of Technology.

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

The Audit Committee currently consists of its outside directors – Andrew Melnick, Richard Lippe, and Joshua Flum.  Both Andrew Melnick and Richard Lippe are independent, and Andrew Melnick is an audit committee financial expert, as such terms are defined by the SEC.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2020, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)		All Other Compensation		Total
Jerome S. Flum, Chairman and Chief Executive Officer	2020 2019	$ $	157,292 188,640	$ $	0 4,400	$ $	1,200 51	$ $	-0- -0-	$ $	158,492 193,091
Michael I. Flum, President (3)	2020 2019	$ $	172,765 147,700	$ $	7,250 28,880	$ $	3,235 799	$ $	-0- -0-	$ $	183,250 177,379
Lawrence Fensterstock, Senior Vice President (4)	2020 2019	$ $	141,146 188,640	$ $	15,000 44,080	$ $	0 1,461	$ $	-0- -0-	$ $	156,146 234,181
Steven Gargano, Senior Vice President (5)	2020		$166,385		$37,000		$898		$-0-		$204,283
Jonathan L. Levy, Senior Vice President (6)	2020 2019	$ $	199,152 66,667	$ $	0 11,830	$ $	0 72	$ $	-0- -0-	$ $	199,152 78,569

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

(3) Mr. Michael Flum was elected Senior Vice President and Chief Operating Officer on October 24, 2019. He was subsequently elected President on October, 29, 2020.

(4) Mr. Fensterstock resigned as Chief Financial Officer on March 31, 2020, and retired on June 30, 2020.

(5) Mr. Gargano joined the Company as Senior Vice President in January 2020, and was elected Senior Vice President, and Chief Financial Officer on April 1, 2020.

(6) Mr. Levy joined the Company as Senior Vice President and General Counsel in September 2019. The General Counsel position was eliminated on December 28, 2020.

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year:

GRANTS OF PLAN-BASED AWARDS
		Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Michael I. Flum	10-29-20	N/A	25,000	$2.19	$54,750
Steven Gargano	7-29-20	N/A	12,000	$1.80	$21,600
Steven Gargano	10-29-20	N/A	3,000	$2.19	$6,570

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2020:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Jerome S. Flum	1,000	4,000	-0-		$3.19	01-05-21
Michael I. Flum	-0- -0-	50,000 25,000	-0- -0-	$ $	1.45 2.19	10-24-29 10-29-29
Steven Gargano	-0- -0-	12,000 3,000	-0- -0-	$ $	1.80 2.19	07-29-29 10-29-29

The closing market price of the Company’s common stock on December 31, 2020 was $2.35 per share.

The options under the above grants may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective January 1, 2016, non-employee directors receive $1,000 per quarter or a total of $4,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Andrew J. Melnick	$4,000	$1,852	$5,852
Jeffrey S. Geisenheimer(2)	$1,000	$0	$1,000
Joshua M. Flum	$4,000	$6,076	$10,076
Richard Lippe (3)	$2,000	$326	$2,326

(1) Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 5 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

(2) Resigned for personal reasons on May 5, 2020.

(3) Elected as an independent member to the Board of Directors on May 6, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 15, 2021 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% or Greater Stockholders
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein(1) 1865 Palmer Avenue Larchmont, NY 10538	693,744	6.47%
Tabatabai Investment Management LLC Tabatabai Investment Partners LP Alex Tabatabai(2) 540 N Dearborn Street, #101257 Chicago, IL 60610	727,430	6.72%
Flum Partners (3)	5,641,134	52.08%
Named Executive Officers
Jerome S. Flum	6,239,776 (4)(5)	57.61%
Michael I. Flum	6,500	-----*
Non-Employee Directors
Andrew J. Melnick (6)	63,070	-----*
Richard Lippe	49,903	-----*
Joshua M. Flum (7)	13,800	-----*
All directors and executive officers (as a group (5 persons))	6,373,049 (4)(5)	59.30%

*less than 1%

(1) Based on the information contained in a Schedule 13G/A filed February 1, 2019. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. Lawrence J. Goldstein is an individual investor, the sole managing member and the sole owner of SMP Asset Management, LLC, and may be deemed to beneficially own these shares.

(2) Based on the information contained in a Schedule 13D filed April 11, 2017. Tabatabati Investment Management LLC is the general partner of Tabatabati Investment Partners LP. The managing member of Tabatabi Investment Management LLC is Alex Tabatabai.

(3) The sole general partner of Flum Partners is Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company.

(4) Includes 5,641,134 shares owned by Flum Partners, of which Mr. Flum is the sole general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as sole general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,239,776 shares of Common Stock, or 57.61% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

(5) Includes 7,800 shares of Common Stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum. Also, includes 260,000 shares of Common Stock owned by Family Trusts established by Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

(6) Includes 55,770 shares of Common Stock and 7,300 shares of Common Stock which may be acquired upon the exercise of stock options which have vested or will vest within 60 days of March 10, 2020.

(7) Includes 6,500 shares of Common Stock and 7,300 shares of Common Stock which may be acquired upon the exercise of stock options which have vested or will vest within 60 days of March 10, 2020.

The Company’s current equity compensation plan approved by stockholders is the 2020 Long-Term Incentive Plan. The 2020 Long-Term Incentive Plan provides for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock. The Company’s previous equity compensation plan approved by stockholders was the 2009 Long-Term Incentive Plan. The 2009 Long-Term Incentive Plan provided for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock.  This plan expired at the end of 2019.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	575,750	$2.17	817,900
Total	575,750	$2.17	817,900

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2020	2019

Audit fees (1)	$106,250	$103,250
Audit related fees (2)	7,500	-
Tax fees (3)	12,800	12,600
All other fees	-	-

Total fees	$126,550	$115,850

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3)	Consists of fees for preparation of federal and state income tax returns.

The engagement of CohnReznick LLP for the 2020 and 2019 fiscal years and the scope of audit-related services, including the audits and reviews described above, and tax services were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements – contained in Item 8:

(b)	Exhibits:

3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 1999, filed March 29, 2000)
3(ii)*	-	Company’s By-Laws as amended March 9, 2020
10-D	-	Copy of Company’s 2009 Long-Term Incentive Plan (incorporated by reference to Definitive Statement on Schedule 14C, filed October 22, 2010)
10-E*	-	Copy of Company’s 2020 Long-Term Incentive Plan
14	-
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 25, 2021	By:	/s/ Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2021	By:	/s/ Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2021	By:	/s/ Steven Gargano
Steven Gargano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 25, 2021	By:	/s/ Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 25, 2021	By:	/s/ Richard Lippe
Richard Lippe
Director

Date: March 25, 2021	By:	/s/ Joshua M. Flum
Joshua M. Flum
Director