Form 10-Q
period 2021-03-31
CREDITRISKMONITOR COM INC
filed 2021-05-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 1-8601

CreditRiskMonitor.com, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-2972588
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of May 14, 2021.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$10,464,413	$10,302,732
Available-for-sale securities – municipal bonds	--	458,237
Accounts receivable, net of allowance of $30,000	2,709,365	2,557,443
Other current assets	537,931	589,072

Total current assets	13,711,709	13,907,484

Property and equipment, net	584,748	545,675
Operating lease right-to-use asset	2,153,726	2,200,031
Goodwill	1,954,460	1,954,460
Other assets	73,399	84,892

Total assets	$18,478,042	$18,692,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,871,354	$9,646,407
Accounts payable	127,238	130,089
Current portion of operating lease liability	165,673	161,874
Current portion of bank loan	1,495,812	1,299,007
Accrued expenses	1,281,375	1,822,485

Total current liabilities	12,941,452	13,059,862

Deferred taxes on income, net	277,172	333,432
Unexpired subscription revenue, less current portion	200,163	197,545
Bank loan, less current portion	65,688	262,493
Operating lease liability, less current portion	2,094,780	2,137,559

Total liabilities	15,579,255	15,990,891

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,769,955	29,760,533
Accumulated deficit	(26,978,392)	(27,166,106)

Total stockholders’ equity	2,898,787	2,701,651

Total liabilities and stockholders’ equity	$18,478,042	$18,692,542

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	2021	2020

Operating revenues	$4,132,901	$3,708,751

Operating expenses:
Data and product costs	1,627,786	1,526,328
Selling, general and administrative expenses	2,200,792	2,415,258
Depreciation and amortization	64,512	54,112

Total operating expenses	3,893,090	3,995,698

Income (loss) from operations	239,811	(286,947)
Other income	3,248	22,684

Income (loss) before income taxes	243,059	(264,263)
(Provision for) benefit from income taxes	(55,345)	65,915

Net income (loss)	$187,714	$(198,348)

Net income per share – Basic and diluted	$0.02	$(0.02)

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,764,640	10,722,401

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance January 1, 2020	10,722,401	$107,224	$29,705,673	$(27,118,678)	$2,694,219

Net loss	-	-	-	(198,348)	(198,348)
Stock-based compensation	-	-	15,228	-	15,228

Balance March 31, 2020	10,722,401	$107,224	$29,720,901	$(27,317,026)	$2,511,099

Balance January 1, 2021	10,722,401	$107,224	$29,760,533	$(27,166,106)	$2,701,651

Net income	-	-	-	187,714	187,714
Stock-based compensation	-	-	9,422	-	9,422

Balance March 31, 2021	10,722,401	$107,224	$29,769,955	$(26,978,392)	$2,898,787

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	2021	2020

Cash flows from operating activities:
Net income (loss)	$187,714	$(198,348)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income taxes	(56,260)	(65,915)
Depreciation and amortization	64,512	54,112
Operating lease right-to-use asset, net	7,325	9,216
Stock-based compensation	9,422	15,228
Changes in operating assets and liabilities:
Accounts receivable	(151,922)	92,840
Other current assets	10,619	(74,327)
Other assets	52,015	(10,931)
Unexpired subscription revenue	227,565	604,048
Accounts payable	(2,851)	49,247
Accrued expenses	(541,110)	(414,659)

Net cash (used in) provided by operating activities	(192,971)	60,511

Cash flows from investing activities:
Sale of available-for-sale securities – municipal bonds	458,237	--
Purchase of property and equipment	(103,585)	(38,046)

Net cash provided by (used in) investing activities	354,652	(38,046)

Net increase in cash and cash equivalents	161,681	22,465
Cash and cash equivalents at beginning of period	10,302,732	8,275,836

Cash and cash equivalents at end of period	$10,464,413	$8,298,301

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2020.

The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2020 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended March 31,
	2021	2020

Data and product costs	$3,851	$5,583
Selling, general and administrative expenses	5,571	9,645

	$9,422	$15,228

(5) Fair Value Measurements

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

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of March 31, 2021 and December 31, 2020, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2021
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,464,413	$-	$-	$10,464,413

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,302,732	$-	$-	$10,302,732

Available-for-sale securities	$-	$458,237	$-	$458,237

There were proceeds of $458,237 from the sale of available-for-sale securities for the period ended March 31, 2021.

(6) Net Income (loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

Index
	3 Months Ended March 31,
	2021	2020

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	278,100	--
LESS: Shares which could be repurchased under treasury stock method	(235,861)	--

Weighted average number of common shares outstanding – diluted	10,764,640	10,722,401

For the three months ended March 31, 2021, the computation of diluted net income per share excludes the effects of the assumed exercise of 290,650 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

During the three months ended March 31, 2020 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

(7) Related Parties

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

Index
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, the CARES Act contains relief for small businesses through several new temporary programs, one of which is the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and has received $1.56 million. The SBA provides a “safe harbor” for borrowers and has deemed certifications regarding the necessity of the loan to have been made in good faith for borrowers of less than $2 million. The PPP loan is scheduled to mature on April 15, 2022, has a 1.00% interest rate, may be prepaid at any time without penalty and is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.  The “PPP” was amended on June 5, 2020 by the Paycheck Protection Program Flexibility Act, which stated that payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender, with a maximum deferral of up to 16 months. The President signed the Consolidated Appropriations Act 2021 (the “CAA”) into law on December 27, 2020. The new COVID-19 legislation enhances and expands certain aspects of the CARES Act, most notably allowing borrowers to select their covered period to meet payroll and qualified expense requirements between 8 and 24 weeks.  In accordance with the requirements for forgiveness of the PPP loan under the CARES Act, the Company has used the entire proceeds from the PPP loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.  If the Company does not apply for forgiveness, the current portion of this loan, including interest that is due within the next 12 months is $1,512,075.  The lender of this loan started accepting applications for forgiveness during the first quarter of 2021.

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

Our strategic priorities and plans for 2021 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Due to COVID-19, the Company has elected to voluntarily close in-office personnel functions for the safety of our employees. Only a limited number of IT and other personnel are periodically visiting our office to ensure the integrity of our computer network, retrieve physical files, and any other function that cannot be done remotely. This has allowed our employee base to work remotely and the Company’s operations to continue normally. Nevertheless, the long-term impact the pandemic will have on the Company’s subscriber base is unknown at this time. The Company may face loss of contracts and/or customers, customer credit risk, and general economic calamities. Accordingly, these global market conditions will affect the level and timing of resources deployed in pursuit of these initiatives in 2021.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$10,464	$10,303
Accounts receivable, net	$2,709	$2,557
Working capital	$770	$848
Cash ratio	0.81	0.79
Quick ratio	1.06	0.98
Current ratio	1.07	1.06

Index
The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as available-for-sale securities (municipal bonds).

As of March 31, 2021, the Company had $10.46 million in cash and cash equivalents, an increase of approximately $162,000 from December 31, 2020. This increase was primarily the result of cash provided by investing activities from the sale of our municipal bond investments of approximately $458,000 being greater than cash used in operating activities and the purchase of equipment totaling approximately $297,000.

The main component of current liabilities at March 31, 2021 was unexpired subscription revenue of $9.87 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

The Company has no bank lines of credit or other currently available credit sources.

A major component of short-term liabilities is the Company’s bank loan from the SBA for the PPP program of $1.56 million. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its employment levels.  In accordance with the requirements of the CARES Act, the Company has used the entire proceeds from the PPP Loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.  If the Company does not apply for forgiveness, the current portion of this loan, including interest that is due within the next 12 months is $1,512,075.  The lender of this loan started accepting applications for forgiveness during the period ended March 31, 2021.

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

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended March 31,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,132,901	100.00%	$3,708,751	100.00%

Operating expenses:
Data and product costs	1,627,786	39.39%	1,526,328	41.15%
Selling, general and administrative expenses	2,200,792	53.25%	2,415,258	65.12%
Depreciation and amortization	64,512	1.56%	54,112	1.46%
Total operating expenses	3,893,090	94.20%	3,995,698	107.73%

Income from operations	239,811	5.80%	(286,947)	(7.73%)
Other income, net	3,248	0.08%	22,684	0.61%

Income before income taxes	243,059	5.88%	(264,263)	(7.12%)
Provision for income taxes	(55,345)	(1.34%)	65,915	1.77%

Net income	$187,714	4.54%	$(198,348)	(5.35%)

Index
Operating revenues increased approximately $424,000, or 11%, for the three months ended March 31, 2021 compared to the first quarter of fiscal 2020. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $101,000, or 7%, for the first quarter of 2021 compared to the same period of fiscal 2020. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses decreased approximately $214,000, or 9%, for the first quarter of fiscal 2021 compared to the same period of fiscal 2020. This decrease was due to a revised methodology of accruing commissions implemented in December 2020. This decrease was partially offset by higher salary and related employee benefits, because of a higher commission expense due to increased sales, a new sales trainee class, maintaining employee head count, and even adding new ones.

Other income decreased approximately $19,000 for the first quarter of fiscal 2021 compared to the same period last year. This decrease was due to the lower return received on the Company’s money market fund holdings compared to the first quarter of fiscal 2020.

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

The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. The Company anticipates that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2021 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2021 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 14, 2021	By:	/s/	Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)