Form 10-Q
period 2021-06-30
CREDITRISKMONITOR COM INC
filed 2021-08-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of August 12, 2021.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$10,903,794	$10,302,732
Available-for-sale securities – municipal bonds	-	458,237
Accounts receivable, net of allowance of $30,000	2,945,382	2,557,443
Other current assets	804,329	589,072

Total current assets	14,653,505	13,907,484

Property and equipment, net	597,393	545,675
Operating lease right-to-use asset	2,106,977	2,200,031
Goodwill	1,954,460	1,954,460
Other assets	41,611	84,892

Total assets	$19,353,946	$18,692,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,972,001	$9,646,407
Accounts payable	181,914	130,089
Current portion of operating lease liability	169,516	161,874
Current portion of bank loan	1,561,500	1,299,007
Accrued expenses	1,687,076	1,822,485

Total current liabilities	13,572,007	13,059,862

Deferred taxes on income, net	332,897	333,432
Unexpired subscription revenue, less current portion	159,066	197,545
Bank loan, less current portion	-	262,493
Operating lease liability, less current portion	2,051,513	2,137,559

Total liabilities	16,115,483	15,990,891

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,786,923	29,760,533
Accumulated deficit	(26,655,684)	(27,166,106)

Total stockholders’ equity	3,238,463	2,701,651

Total liabilities and stockholders’ equity	$19,353,946	$18,692,542

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	2021	2020

Operating revenues	$4,248,179	$3,852,003

Operating expenses:
Data and product costs	1,573,686	1,515,469
Selling, general and administrative expenses	2,190,382	2,394,266
Depreciation and amortization	66,503	53,693

Total operating expenses	3,830,571	3,963,428

Income (loss) from operations	417,608	(111,425)
Other income	246	3,417

Income (loss) before income taxes	417,854	(108,008)
(Provision for) benefit from income taxes	(95,146)	136,929

Net income	$322,708	$28,921

Net income per share – Basic and diluted	$0.03	$0.00

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,792,744	10,722,401

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	2021	2020

Operating revenues	$8,381,081	$7,560,754

Operating expenses:
Data and product costs	3,201,472	3,041,797
Selling, general and administrative expenses	4,391,174	4,809,524
Depreciation and amortization	131,016	107,805

Total operating expenses	7,723,662	7,959,126

Income (loss) from operations	657,419	(398,372)
Other income	3,494	26,101

Income (loss) before income taxes	660,913	(372,271)
(Provision for) benefit from income taxes	(150,491)	202,844

Net income	$510,422	$(169,427)

Net income per share – Basic and diluted	$0.05	$(0.02)

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,779,726	10,722,401

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance April 1, 2020	10,722,401	$107,224	$29,720,901	$(27,317,026)	$2,511,099

Net income	-	-	-	28,921	28,921
Stock-based compensation	-	-	15,228	-	15,228

Balance June 30, 2020	10,722,401	$107,224	$29,736,129	$(27,288,105)	$2,555,248

Balance April 1, 2021	10,722,401	$107,224	$29,769,955	$(26,978,392)	$2,898,787

Net income	-	-	-	322,708	322,708
Stock-based compensation	-	-	16,968	-	16,968

Balance June 30, 2021	10,722,401	$107,224	$29,786,923	$(26,655,684)	$3,238,463

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance January 1, 2020	10,722,401	$107,224	$29,705,673	$(27,118,678)	$2,694,219

Net loss	-	-	-	(169,427)	(169,427)
Stock-based compensation	-	-	30,456	-	30,456

Balance June 30, 2020	10,722,401	$107,224	$29,736,129	$(27,288,105)	$2,555,248

Balance January 1, 2021	10,722,401	$107,224	$29,760,533	$(27,166,106)	$2,701,651

Net income	-	-	-	510,422	510,422
Stock-based compensation	-	-	26,390	-	26,390

Balance June 30, 2021	10,722,401	$107,224	$29,786,923	$(26,655,684)	$3,238,463

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	2021	2020

Cash flows from operating activities:
Net income (loss)	$510,422	$(169,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(535)	(203,657)
Depreciation and amortization	131,016	107,805
Operating lease right-to-use asset, net	14,652	18,434
Stock-based compensation	26,390	30,456
Changes in operating assets and liabilities:
Accounts receivable	(387,939)	17,895
Other current assets	(215,261)	(248,805)
Other assets	43,282	2,273
Unexpired subscription revenue	287,115	748,936
Accounts payable	51,826	(50,131)
Accrued expenses	(135,409)	(66,334)

Net cash provided by operating activities	325,559	187,445

Cash flows from investing activities:
Sale of available-for-sale securities – municipal bonds	458,237	-
Purchase of property and equipment	(182,734)	(69,131)

Net cash provided by (used in) investing activities	275,503	(69,131)

Cash flows from financing activities:
Proceeds from bank loan	-	1,561,500

Net cash provided by financing activities	-	1,561,500

Net increase in cash and cash equivalents	601,062	1,679,814
Cash and cash equivalents at beginning of period	10,302,732	8,275,836

Cash and cash equivalents at end of period	$10,903,794	$9,955,650

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

The results of operations for the three months and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2020 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2021	2020	2021	2020

Data and product costs	$5,393	$5,583	$9,245	$11,166
Selling, general and administrative expenses	11,575	9,645	17,145	19,290

	$16,968	$15,228	$26,390	$30,456

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

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of June 30, 2021 and December 31, 2020, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2021
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,903,794	$-	$-	$10,903,794

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,302,732	$-	$-	$10,302,732

Available-for-sale securities	$-	$458,237	$-	$458,237

There were proceeds of $458,237 from the sale of available-for-sale securities for the period ended June 30, 2021.

Index
(6) Net Income (loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended June 30,		6 Months Ended June 30,
	2021	2020	2021	2020

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	278,100	-	278,100	-
LESS: Shares which could be repurchased under treasury stock method	(207,757)	-	(220,775)	-

Weighted average number of common shares outstanding – diluted	10,792,744	10,722,401	10,779,726	10,722,401

For the three and six months ended June 30, 2021, the computation of diluted net income per share excludes the effects of the assumed exercise of 290,650 and 290,650 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

For the three months ended June 30, 2020, the computation of diluted net income per share excludes the effects of the assumed exercise of 451,750 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

During the six months ended June 30, 2020 the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, as the effect of utilizing the fully diluted share count would have reduced the net loss per share. Therefore, all outstanding stock options were excluded from the computation of diluted net loss per share because their effect was anti-dilutive for each of the periods presented.

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

(8) COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 (“COVID-19” or “virus”) as a global pandemic. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information, COVID mutations and variants which may emerge, and the speed and effectiveness of vaccinations. The Company has been operating remotely without any significant disruption of operations. To date, the Company’s data providers have provided an uninterrupted stream of information, thus enabling the Company to deliver its product. The Company is actively monitoring the renewal rates of its current customers and those that subscribed after the outbreak.

Index
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, the CARES Act contains relief for small businesses through several new temporary programs, one of which is the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and has received $1.56 million. The SBA provides a “safe harbor” for borrowers and has deemed certifications regarding the necessity of the loan to have been made in good faith for borrowers of less than $2 million. The PPP loan is scheduled to mature on April 15, 2022, has a 1.00% interest rate, may be prepaid at any time without penalty and is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.  The “PPP” was amended on June 5, 2020 by the Paycheck Protection Program Flexibility Act, which stated that payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender, with a maximum deferral of up to 16 months. The President signed the Consolidated Appropriations Act 2021 (the “CAA”) into law on December 27, 2020. The new COVID-19 legislation enhances and expands certain aspects of the CARES Act, most notably allowing borrowers to select their covered period to meet payroll and qualified expense requirements between 8 and 24 weeks.  In accordance with the requirements for forgiveness of the PPP loan under the CARES Act, the Company has used the entire proceeds from the PPP loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels. The lender of this loan started accepting applications for forgiveness during the first quarter of 2021, and the Company has applied for forgiveness by the deadline set forth by the lender. The current portion of this loan, including interest that is due within the next 12 months is $1,561,500. The Company is waiting on the review process to be completed by the lender and the SBA.

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

Index
Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$10,904	$10,303
Accounts receivable, net	$2,945	$2,557
Working capital	$1,081	$848
Cash ratio	0.80	0.79
Quick ratio	1.02	0.98
Current ratio	1.08	1.06

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as available-for-sale securities (municipal bonds).

As of June 30, 2021, the Company had $10.9 million in cash and cash equivalents, an increase of approximately $601,000 from December 31, 2020. This increase was primarily the result of cash provided by investing activities from the sale of our municipal bond investments of approximately $458,000 and cash provided from operating activities of approximately $326,000 being greater than the purchase of equipment totaling approximately $183,000.

The main component of current liabilities at June 30, 2021 was unexpired subscription revenue of $9.97 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which generally approximates 12 months.

The Company has no bank lines of credit or other currently available credit sources.

A major component of short-term liabilities is the Company’s bank loan from the SBA for the PPP program in the amount of $1.56 million. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its employment levels.  In accordance with the requirements of the CARES Act, the Company has used the entire proceeds from the PPP Loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.  If the Company does not apply for forgiveness, the current portion of this loan, including interest that is due within the next 12 months is $1,561,500.  The lender of this loan started accepting applications for forgiveness during the first quarter of 2021, and the Company has applied for forgiveness by the deadline set forth by the lender.  The Company is waiting on the review process to be completed by the lender and the SBA.

Given the current COVID-19 pandemic, there is no guarantee that our current business levels can be sustained or that our subscriber base will renew their service(s) at similar spend levels in the future. To ensure we have the financial resources to meet our commitments to our employees and service providers in the upcoming months, and to avoid lay-offs or other cost cutting measures, the Company applied for and received a loan under the Paycheck Protection Program. With the proceeds of this loan, along with its existing balance of cash and cash equivalents and cash generated from operations, the Company expects to have sufficient liquidity to continue in operations for the next 12 months.

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended June 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,248,179	100.00%	$3,852,003	100.00%

Operating expenses:
Data and product costs	1,573,686	37.04%	1,515,469	39.34%
Selling, general and administrative expenses	2,190,382	51.56%	2,394,266	62.16%
Depreciation and amortization	66,503	1.57%	53,693	1.39%
Total operating expenses	3,830,571	90.17%	3,963,428	102.89%

Income (loss) from operations	417,608	9.83%	(111,425)	(2.89%)
Other income, net	246	0.01%	3,417	0.09%

Income (loss) before income taxes	417,854	9.84%	(108,008)	(2.80%)
Provision for income taxes	(95,146)	(2.24%)	136,929	3.55%

Net income	$322,708	7.60%	$28,921	0.75%

Operating revenues increased approximately $396,000, or 10%, for the three months ended June 30, 2021 compared to the second quarter of fiscal 2020. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $58,000, or 4%, for the second quarter of 2021 compared to the same period of fiscal 2020. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses decreased approximately $204,000, or 9%, for the second quarter of fiscal 2021 compared to the same period of fiscal 2020. This decrease was due to a revised methodology of accruing commissions implemented in December 2020 and lower commission expense for the second quarter of 2021. This decrease was partially offset by higher salary and related employee benefits.

Index
	6 Months Ended June 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$8,381,081	100.00%	$7,560,754	100.00%

Operating expenses:
Data and product costs	3,201,472	38.20%	3,041,797	40.23%
Selling, general and administrative expenses	4,391,174	52.39%	4,809,524	63.61%
Depreciation and amortization	131,016	1.56%	107,805	1.43%
Total operating expenses	7,723,662	92.16%	7,959,126	105.27%

Income (loss) from operations	657,419	7.84%	(398,372)	(5.27%)
Other income, net	3,494	0.04%	26,101	0.35%

Income (loss) before income taxes	660,913	7.89%	(372,271)	(4.92%)
Provision for income taxes	(150,491)	(1.80%)	202,844	2.68%

Net income (loss)	$510,422	6.09%	$(169,427)	(2.24%)

Operating revenues increased approximately $820,000, or 11%, for the six months ended June 30, 2021 compared to the same period of fiscal 2020. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $160,000, or 5%, for the first half of 2021 compared to the same period of fiscal 2020. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses decreased approximately $418,000, or 9%, for the first half of fiscal 2021 compared to the same period of fiscal 2020. This decrease was due to a revised methodology of accruing commissions implemented in December 2020 and lower commission expense in 2021. This decrease was partially offset by higher salary and related employee benefits.

Future Operations

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

As a result of the evolving nature of the markets in which it competes and the uncertainties caused by the COVID-19 pandemic, the Company’s ability to accurately forecast its revenues, gross profits and operating expenses as a percentage of net sales is somewhat limited, as the Company cannot fully utilize its historical subscription and renewal rates of its clients for guidance. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of customer subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 12, 2021	By: /s/	Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Finance and Accounting Officer)