Form 10-Q
period 2021-09-30
CREDITRISKMONITOR COM INC
filed 2021-11-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of November 12, 2021.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$11,694,046	$10,302,732
Available-for-sale securities – municipal bonds	-	458,237
Accounts receivable, net of allowance of $30,000	2,272,854	2,557,443
Other current assets	494,466	589,072

Total current assets	14,461,366	13,907,484

Property and equipment, net	611,303	545,675
Operating lease right-to-use asset	2,059,776	2,200,031
Goodwill	1,954,460	1,954,460
Other assets	83,304	84,892

Total assets	$19,170,209	$18,692,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,302,926	$9,646,407
Accounts payable	73,467	130,089
Current portion of operating lease liability	173,442	161,874
Current portion of bank loan	1,561,500	1,299,007
Accrued expenses	1,757,390	1,822,485

Total current liabilities	12,868,725	13,059,862

Deferred taxes on income, net	433,989	333,432
Unexpired subscription revenue, less current portion	108,615	197,545
Bank loan, less current portion	-	262,493
Operating lease liability, less current portion	2,006,414	2,137,559

Total liabilities	15,417,743	15,990,891

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,805,574	29,760,533
Accumulated deficit	(26,160,332)	(27,166,106)

Total stockholders’ equity	3,752,466	2,701,651

Total liabilities and stockholders’ equity	$19,170,209	$18,692,542

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	2021	2020

Operating revenues	$4,323,676	$4,037,456

Operating expenses:
Data and product costs	1,519,860	1,514,659
Selling, general and administrative expenses	2,024,562	2,110,280
Depreciation and amortization	75,067	52,931

Total operating expenses	3,619,489	3,677,870

Income from operations	704,187	359,586
Other income	263	916

Income before income taxes	704,450	360,502
Provision for income taxes	(209,098)	(79,420)

Net income	$495,352	$281,082

Net income per share – Basic and diluted	$0.05	$0.03

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,756,727	10,746,834

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	2021	2020

Operating revenues	$12,704,756	$11,598,210

Operating expenses:
Data and product costs	4,721,331	4,556,456
Selling, general and administrative expenses	6,415,736	6,919,804
Depreciation and amortization	206,083	160,736

Total operating expenses	11,343,150	11,636,996

Income (loss) from operations	1,361,606	(38,786)
Other income	3,756	27,017

Income (loss) before income taxes	1,365,362	(11,769)
(Provision for) benefit from income taxes	(359,588)	123,424

Net income	$1,005,774	$111,655

Net income per share – Basic and diluted	$0.09	$0.01

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,772,447	10,730,545

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance July 1, 2020	10,722,401	$107,224	$29,736,129	$(27,288,105)	$2,555,248

Net income	-	-	-	281,082	281,082
Stock-based compensation	-	-	11,810	-	11,810

Balance September 30, 2020	10,722,401	$107,224	$29,747,939	$(27,007,023)	$2,848,140

Balance July 1, 2021	10,722,401	$107,224	$29,786,923	$(26,655,684)	$3,238,463

Net income	-	-	-	495,352	495,352
Stock-based compensation	-	-	18,651	-	18,651

Balance September 30, 2021	10,722,401	$107,224	$29,805,574	$(26,160,332)	$3,752,466

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance January 1, 2020	10,722,401	$107,224	$29,705,673	$(27,118,678)	$2,694,219

Net income	-	-	-	111,655	111,655
Stock-based compensation	-	-	42,266	-	42,266

Balance September 30, 2020	10,722,401	$107,224	$29,747,939	$(27,007,023)	$2,848,140

Balance January 1, 2021	10,722,401	$107,224	$29,760,533	$(27,166,106)	$2,701,651

Net income	-	-	-	1,005,774	1,005,774
Stock-based compensation	-	-	45,041	-	45,041

Balance September 30, 2021	10,722,401	$107,224	$29,805,574	$(26,160,332)	$3,752,466

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	2021	2020

Cash flows from operating activities:
Net income	$1,005,774	$111,655
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	100,557	(124,237)
Depreciation and amortization	206,083	160,736
Operating lease right-to-use asset, net	20,678	26,389
Stock-based compensation	45,041	42,266
Changes in operating assets and liabilities:
Accounts receivable	284,589	342,641
Other current assets	94,607	(46,737)
Other assets	1,588	(72,714)
Unexpired subscription revenue	(432,411)	560,717
Accounts payable	(56,622)	(89,959)
Accrued expenses	(65,095)	(209,044)

Net cash provided by operating activities	1,204,789	701,713

Cash flows from investing activities:
Sale of available-for-sale securities – municipal bonds	458,237	-
Purchase of property and equipment	(271,712)	(87,894)

Net cash provided by (used in) investing activities	186,525	(87,894)

Cash flows from financing activities:
Proceeds from bank loan	-	1,561,500

Net cash provided by financing activities	-	1,561,500

Net increase in cash and cash equivalents	1,391,314	2,175,319
Cash and cash equivalents at beginning of period	10,302,732	8,275,836

Cash and cash equivalents at end of period	$11,694,046	$10,451,155

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

The results of operations for the three months and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for an entire fiscal year.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2021	2020	2021	2020

Data and product costs	$7,093	$4,282	$17,855	$15,448
Selling, general and administrative expenses	11,558	7,528	27,186	26,818

	$18,651	$11,810	$45,041	$42,266

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

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of September 30, 2021 and December 31, 2020, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2021
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,694,046	$-	$-	$11,694,046

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,302,732	$-	$-	$10,302,732

Available-for-sale securities	$-	$458,237	$-	$458,237

There were proceeds of $458,237 from the sale of available-for-sale securities for the periods ended September 30, 2021.

Index
(6) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended September 30,		9 Months Ended September 30,
	2021	2020	2021	2020

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	278,100	320,200	278,100	106,733
LESS: Shares which could be repurchased under treasury stock method	(243,774)	(295,767)	(228,054)	(98,589)

Weighted average number of common shares outstanding – diluted	10,756,727	10,746,834	10,772,447	10,730,545

For the three and nine months ended September 30, 2021, the computation of diluted net income per share excludes the effects of the assumed exercise of 290,650 and 290,650 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Index
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, the CARES Act contains relief for small businesses through several new temporary programs, one of which is the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and has received $1.56 million. The SBA provides a “safe harbor” for borrowers and has deemed certifications regarding the necessity of the loan to have been made in good faith for borrowers of less than $2 million. The PPP loan is scheduled to mature on April 15, 2022, has a 1.00% interest rate, may be prepaid at any time without penalty and is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.  The “PPP” was amended on June 5, 2020 by the Paycheck Protection Program Flexibility Act, which stated that payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender, with a maximum deferral of up to 16 months. The President signed the Consolidated Appropriations Act 2021 (the “CAA”) into law on December 27, 2020. The new COVID-19 legislation enhances and expands certain aspects of the CARES Act, most notably allowing borrowers to select their covered period to meet payroll and qualified expense requirements between 8 and 24 weeks.  In accordance with the requirements for forgiveness of the PPP loan under the CARES Act, the Company has used the entire proceeds from the PPP loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels. The Company has applied for forgiveness by the deadline set forth by the lender. The current portion of this loan, including interest that is due within the next 12 months is $1,561,500. The Company is waiting on the review process to be completed by the SBA.

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

Index
Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$11,694	$10,303
Accounts receivable, net	$2,273	$2,557
Working capital	$1,593	$848
Cash ratio	0.91	0.79
Quick ratio	1.09	0.98
Current ratio	1.12	1.06

The Company has invested some of its excess cash in cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as available-for-sale securities (municipal bonds).

As of September 30, 2021, the Company had $11.69 million in cash and cash equivalents, an increase of approximately $1.4 million from December 31, 2020. This increase was primarily the result of cash provided by investing activities from the sale of our municipal bond investments of approximately $458,000 and cash provided from operating activities of approximately $1.2 million being greater than the purchase of equipment totaling approximately $272,000.

The main component of current liabilities at September 30, 2021 was unexpired subscription revenue of $9.3 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which generally approximates 12 months.

The Company has no bank lines of credit or other currently available credit sources.

A major component of short-term liabilities is the Company’s bank loan from the SBA for the PPP program in the amount of $1.56 million. The loan and accrued interest is forgivable after eight weeks so long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its employment levels.  In accordance with the requirements of the CARES Act, the Company has used the entire proceeds from the PPP Loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels.  The Company has applied for forgiveness by the deadline set forth by the lender, and the current portion of this loan, including interest that is due within the next 12 months is $1,561,500.  The Company is waiting on the review process to be completed by the SBA.

Given the ongoing COVID-19 pandemic, there is no guarantee that our current business levels can be sustained or that our subscriber base will renew their service(s) at similar spend levels in the future. To ensure we have the financial resources to meet our commitments to our employees and service providers in the upcoming months, and to avoid lay-offs or other cost cutting measures, the Company applied for and received a loan under the Paycheck Protection Program. With the proceeds of this loan, along with its existing balance of cash and cash equivalents and cash generated from operations, the Company expects to have sufficient liquidity to continue operations for the next 12 months.

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended September 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,323,676	100%	$4,037,456	100%

Operating expenses:
Data and product costs	1,519,860	35%	1,514,659	38%
Selling, general and administrative expenses	2,024,562	47%	2,110,280	52%
Depreciation and amortization	75,067	2%	52,931	1%
Total operating expenses	3,619,489	84%	3,677,870	91%

Income from operations	704,187	16%	359,586	9%
Other income, net	263	0%	916	0%

Income before income taxes	704,450	16%	360,502	9%
Provision for income taxes	(209,098)	(5%)	(79,420)	(2%)

Net income	$495,352	11%	$281,082	7%

Operating revenues increased approximately $286,000, or 7%, for the three months ended September 30, 2021 compared to the third quarter of fiscal 2020. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Selling, general and administrative expenses decreased approximately $86,000, or 4%, for the third quarter of fiscal 2021 compared to the same period of fiscal 2020. This decrease was due to a revised methodology of accruing commissions implemented in December 2020 and lower commission expense for the third quarter of 2021. This decrease was partially offset by higher salary and related employee benefits.

Index
	9 Months Ended September 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$12,704,756	100%	$11,598,210	100%

Operating expenses:
Data and product costs	4,721,331	37%	4,556,456	39%
Selling, general and administrative expenses	6,415,736	50%	6,919,804	60%
Depreciation and amortization	206,083	2%	160,736	1%
Total operating expenses	11,343,150	89%	11,636,996	100%

Income (loss) from operations	1,361,606	11%	(38,786)	(0%)
Other income, net	3,756	0%	27,017	0%

Income (loss) before income taxes	1,365,362	11%	(11,769)	(0%)
(Provision for) benefit from income taxes	(359,588)	(3%)	123,424	1%

Net income	$1,005,774	8%	$111,655	1%

Operating revenues increased approximately $1.1 million, or 10%, for the nine months ended September 30, 2021 compared to the same period of fiscal 2020. This overall revenue growth resulted from an increase in internet subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $165,000, or 4%, for the nine months ended September 30, 2021 compared to the same period of fiscal 2020. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, (2) higher costs of third-party content, due to minor inflationary increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses decreased approximately $504,000, or 7%, for the nine months ended September 30, 2021 compared to the same period of fiscal 2020. This decrease was due to a revised methodology of accruing commissions implemented in December 2020 and lower commission expense in 2021. This decrease was partially offset by higher salary and related employee benefits.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 12, 2021	By:	/s/	Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Finance and Accounting Officer)