Form 10-K
period 2021-12-31
CREDITRISKMONITOR COM INC
filed 2022-03-25
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 was $6,327,730. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 25, 2022.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business contains forward-looking statements. These forward-looking statements involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

The CreditRiskMonitor Business

The overall focus of the Company’s Software-as-a-Service (“SaaS”) subscription products is on facilitating the analysis of corporate financial risk, in the context of (a) the extension of trade credit from one business to another, (b) the management by businesses of important relationships with suppliers, and/or (c) the management by businesses of significant “counter-party” (i.e., buying and selling) relationships.

CreditRiskMonitor (see our website at www.creditriskmonitor.com; the contents of our website are not incorporated in, or otherwise to be regarded as part of this Annual Report on Form 10-K) sells a suite of web-based, SaaS subscription products providing access to comprehensive commercial credit reports, bankruptcy risk analytics, financial and payment information, and curated news on public and private companies worldwide.  The products help corporate credit and procurement professionals stay ahead of and manage financial risk more quickly, accurately, and cost-effectively. Our subscribers, including more than 35% of the Fortune 1000 and well over a thousand other large corporations worldwide, use the Company’s timely news alerts, research, and reports on public and private companies to make important risk decisions.  The Company’s comprehensive commercial credit reports covering both public and private companies worldwide are published through its web-based platform and feature detailed analyses of financial statements, including ratio analysis and trend reports, and peer analysis.

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

In an example business-to-business (“B2B”) transaction: the purchase and sale of $20,000 of merchandise, the seller will usually ship before the buyer pays – this act is an extension of trade credit by the seller. The seller takes a financial risk by extending this credit, commonly referred to as “trade credit” risk. The buyer may pay late, causing the seller to incur increased borrowing costs; the seller may incur extra costs in attempting to collect the $20,000; or the buyer may never pay the full $20,000. Amounts unlikely to be repaid are called “bad debts.” If buyers fail to pay, the seller can suffer substantial losses (e.g., assuming the seller averages a 10% pre-tax margin it will take about $10 of sales to offset each $1 of bad debt).

To help subscribers prioritize and monitor risk, the reports offer the Company’s proprietary FRISK® and PAYCE® scores (measures of financial distress tied to the probability of bankruptcy, powered by Artificial Intelligence including machine learning and deep neural network technology, respectively), as well as the well-known Altman Z” default score, and corporate issuer ratings from key Nationally Recognized Statistical Rating Organizations (“NRSROs”). The FRISK® scoring model also features proprietary, aggregate sentiment inputs based on the crowdsourced usage behaviors of our subscribers providing an improved classification of risk and boosting overall accuracy through the lowering of the false positive rate for the riskiest corporations. We believe the FRISK® score, which can predict public company bankruptcy risk with 96%1 accuracy within the next 12 months, is the only analytic featuring such inputs in the industry and is trained on our unmatched depth of usage data.  CreditRiskMonitor’s crowdsourced usage behavior specifically identifies the shift in aggregate sentiment among the issuers of trade credit and therefore assists in the monitoring of the most critical situations when trade credit-based working capital liquidity can dry up.  With so much trade credit being utilized in the market, CreditRiskMonitor’s SaaS subscription products, featuring its 96% predictive FRISK® bankruptcy analytic for public companies and its 70%1 predictive PAYCE® bankruptcy analytic for private companies, are emerging as critical for the accurate evaluation and monitoring of counterparty bankruptcy risk for many subscribers.

CreditRiskMonitor’s reports include company background information, trade payment reports, as well as public filings (i.e., suits, liens, judgments, and bankruptcy information) on millions of companies around the world. To keep subscribers current with changing risk conditions, the Company uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the creditworthiness of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score changes, credit limit alerts, financial statement updates, U.S. Securities and Exchange Commission (“SEC”) filings, and changes in agency ratings. All news items are filtered to assure the stories have financial relevance and materiality.  On U.S. banks, reports include financial data from the Federal Financial Institutions Examination Council (“FFIEC”) call reports.

CreditRiskMonitor’s SaaS subscription products are most often purchased to review the risks of extending trade credit by a company to its corporate customers. Within a midsized or large corporation, there is often a professional whose responsibility is managing this credit (often together with managing collections of the company’s accounts receivable). CreditRiskMonitor believes that, with the long-term downsizing of corporations and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. It is also notable that trade credit decisions are often made under intense time pressure. Simultaneously, the Company believes, there has been an explosive growth in the volume of data about large businesses. Credit professionals are often faced with an overwhelming amount of available data concerning their most important customers, while the time for research and analysis is severely limited. CreditRiskMonitor’s products are designed to save them time, money, and effort by prioritizing their risk and helping them automatically stay up to date as conditions change.

1 Claim based on back testing of the model on U.S. companies and continued performance checks to validate if the score indicated “high risk” (a score less than 5) at least 3 month prior to a subject company bankruptcy filing.

A meaningful portion of the Company’s subscribers uses its SaaS subscription products for managing the financial risk of relationships with suppliers and/or “counter-parties” with whom they both buy and sell. Strategic planning is another use of the Company’s products. In the last recession and the COVID-19 pandemic, risks to the “supply chain” became a prominent focus of management concern. Companies were reminded that while the financial distress of a single important customer might jeopardize a large receivable associated with that account, the financial distress of a single important supplier can shut down an entire factory and jeopardize a company’s entire revenue stream. The Company’s revenue from existing subscribers who have added users responsible for procurement functions and new subscribers whose usage is entirely related to supply chain use cases is a growing percentage of total revenue.

In its 2021 10-K Filing, the Dun & Bradstreet Corporation (“Dun & Bradstreet”), our major competitor, disclosed that it generated approximately $834.7 million from its Finance & Risk business (i.e., credit, supply chain, and legal/regulatory information services) in North America (i.e., U.S. and Canada) and $430.3 million the rest of the world, total approximately $1,262.8 million2 for 2021, which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the Total Addressable Market (“TAM”).

CreditRiskMonitor’s annual-fee, SaaS subscription products represented over 99% of its fiscal 2020 and 2021 operating revenues. These products are sold to a diverse subscriber base with no single subscriber representing more than 2% of 2020 and 2021 operating revenues. Accordingly, the Company is not dependent on a single subscriber nor is the Company dependent on a few large subscribers, such that a loss of any individual subscriber would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including leading NRSROs to redistribute their information as part of our service. We also obtain financial statements and other data from Refinitiv US LLC. Although we report some of this “raw” data directly on our web-based platform, the critical elements of our SaaS subscription products – the FRISK® score, PAYCE® score, ratio analysis, trend reports, peer analyses, Altman Z”-Scores, and email alerts– are computed by the Company using its algorithms and weighting techniques, and are delivered in formats carefully designed for the way our subscribers prefer to use this information.

Further, hundreds of subscribers and non-subscribers provide us with confidential data from their accounts receivable systems that we parse, process, aggregate, and report, so subscribers can see how their counterparties are paying the invoices of other suppliers, without disclosing the specific contributors of this information (the “Trade Contributor Program”).  The Trade Contributor Program’s current trade credit file exceeds $2 trillion of transaction data annually.

2  There was an approximately -$2.2 million adjustment to Total Revenue for the Finance & Risk segment from Corporate and other

CreditRiskMonitor’s products are the result of management’s experience in the commercial credit industry and ongoing research concerning the information needs of corporate credit and purchasing/procurement departments. These factors have enabled CreditRiskMonitor to satisfy its subscribers’ needs for a timely, efficient, and low-cost credit information service. CreditRiskMonitor sells the following SaaS subscription products for analyzing commercial financial risk with all additional products requiring an active subscription to its base subscription product (the “Fundamental Service”):

(1)
The Fundamental Service provides subscribers with unlimited usage and coverage of public and private companies, featuring multi-period spreads of financial reports and ratio analysis, credit risk scores, payment-behavior scores, trend reports, peer analysis, as well as up-to-date financial news screened specifically for materiality in credit evaluation. Another feature of the Fundament Service is the notification and delivery of this news via email, concerning only companies of interest to the subscriber. This feature is supplemented with trade receivable data contributed through the Company’s Trade Contributor Program, as well as U.S. public-record filing information (i.e., suits, liens, judgments, and bankruptcy information) covering millions of public and private U.S. companies.  The Company’s Fundamental Services is delivered via its web platform and is highly structured, enabling the tracking of subscriber usage information for over 15 years, through many financial shifts.

Subscribers can purchase a more limited version of the Fundamental Service coverage of just U.S., Canadian, Mexican and Caribbean companies (the “North American Service”) for a lower annual fee.  The Company’s flagship version of the Fundamental Service (the “Worldwide Service”) covers all public and millions of private non-financial companies internationally.

Subscribers can purchase expanded U.S. private company coverage (the “Experian FSR Scores Enhancement”) via CreditRiskMonitor’s redistribution of Experian’s Financial Stability Risk (“FSR”) Score for an additional annual fee.  The Experian FSR Scores Enhancement provides access to financial distress scores on 3 million private U.S. companies.

Subscribers to the Worldwide Service can purchase expanded European private company coverage (the “European Private Data Enhancement”) for an additional annual fee.  The European Private Data Enhancement provides access to data covering 10 European countries, over 250,000 additional private company FRISK® scores, over 1.2 million Altman Z”-Scores, and over 9 million businesses with financial statements.

The Fundamental Service features the Company’s proprietary credit scores: the FRISK® score and the PAYCE® score. These proprietary scores indicate the level of financial distress, by predicting the probability of bankruptcy within the next 12 months at public and private companies, respectively. The scores provide subscribers with a fast, consistent method for identifying those companies at greatest risk.

i.
The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a structural statistical model back-tested using company data and bankruptcies. Many experienced and knowledgeable credit and risk professionals use the Company’s Fundamental Service routinely to analyze the companies with whom they do business. The Company has collected anonymous usage information from its subscribers since 2003 and was able to develop an independently predictive, corporate bankruptcy risk model trained on this aggregated data.  The Company’s modeling confirmed that when its subscribers are concerned with a risky company, they investigate that company more closely, in distinct behavioral patterns. When such patterns occur in aggregate, the herd signal is predictive of increased bankruptcy risk. Essentially, when credit professionals start looking more closely as a group, there is usually a growing concern that can result in the reduction or even elimination of trade credit extension, specifically at one of the most critical financing times for a corporation. In 2016, the FRISK® score was retrained and augmented to include this proprietary, aggregate sentiment input.  The resulting enhanced FRISK® score more accurately classifies the risk level of the riskiest corporations and can predict public company bankruptcy risk with 96% accuracy within 12 months. The accuracy level of the FRISK® score is monitored, at least annually, by our Quality Assurance and Data Science teams and has maintained or surpassed its benchmark 96% accuracy since 2016. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company, as well as sophisticated algorithms and weighting techniques that are proprietary Company trade secrets. It appears that CreditRiskMonitor is the only company currently using crowdsourcing of subscriber activity in generating a financial risk score. In 2021, the FRISK® score covered approximately 300,000 public and private companies worldwide, totaling an estimated $91.4 trillion in corporate revenue compared to estimated global Gross Domestic Product (“GDP”) of $89.4 trillion[3].

ii.
The PAYCE® score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment data collected and processed through the Company’s Trade Contribution Program as well as U.S. federal tax lien data from CreditRiskMonitor’s extensive database, analyzed with sophisticated deep neural network modeling technology to deliver a 70% accurate score on approximately 94,000 private companies in the United States and Canada. Unlike other payment-based models, a PAYCE® score is only calculated when there is both a sufficient number of trade contributors and trade lines on a company for the analysis.

(2)
The Credit Limit Service product, an add-on subscription service, helps subscribers manage credit line limits for their customers, in light of changes in the customers’ financial strength. Available since 2007, this interactive product monitors daily changes in a customized recommended credit limit for each customer and generates alert messages to subscribers as requested, so they can take immediate action when a customer’s circumstances change. The Credit Limit Service is fully integrated with the Fundamental Service, allowing subscribers to engage in deep analysis when specific credit line limits are questioned or further explanations are required. The additional fee is based, in part, on the number of companies evaluated during the annual subscription period, and includes email monitoring alerts.

3 Based on the FY2020 global GDP of $84.7 trillion and estimated 2021 GDP growth rate of 5.5% as reported by the World Bank

(3)
The Financial Statement Processing (“FSP”) product, an add-on subscription service, provides subscribers a flexible option to help ease their process in the collection, data entry, and standardization of private company financial statements, as well as providing private company FRISK® scores featuring accuracy levels in the 90%+ range[1] and peer analysis to public company comparable.  The FSP product is sold in blocks of 10 credits, with a single credit used for each counterparty processed during the annual subscription period.  Credits expire at the end of each annual subscription period.

(4)
Confidential Financial Statement (“CFS”) product, an add-on subscription service, provides subscribers a flexible option to help ease their process in the standardization of private company financial statements and provides private company FRISK® scores featuring accuracy levels in the 90%+ range[1] and peer analysis to public company comparable.  This product is offered at a lower cost per private counterparty processed than the FSP product, as the subscriber is responsible for the data entry of the private counterparty statements via forms on the Company’s web-based platform. The additional fee is based, for subscribers with existing usage, on the high-watermark of the number of companies processed over the past 3 annual subscription periods.

The viability and potential of CreditRiskMonitor’s business are made possible by the following characteristics:

•
Low price. The prices of CreditRiskMonitor’s SaaS subscription products are low as compared to a subscriber’s possible losses from not being paid, and are low as compared to the cost of most competitive credit analysis products.

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost-effectively, as compared to competitive services, should gain market share in most business environments and especially during a downturn. In a contracting business environment, many companies face increasing price competition, which should accelerate their shift to lower-cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and recurring revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBOs, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or very accurate number of the totals, but according to the Bank for International Settlements, as of June 2021, the notional value of Over-the-Counter Credit Default Swap Derivatives was $610 trillion[4]. For perspective, the world GDP estimate for the full year is approximately $89 trillion and the market value of all worldwide domestic equity was approximately $120 trillion[5]. Thus, publicly-listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity extending commercial trade credit to many companies putting a premium on the speed and analytic strength of CreditRiskMonitor’s products.

4 As reported by the Bank of International Settlements (“BIS”) in a Statistical Release on November 15, 2021
5 As reported by the Securities Industry and Financial Markets Association (“SIFMA”) in its Global Equity Market Primer issued on November 9, 2021

•	Recurring revenue stream. The recurring annual revenue stream of its SaaS subscription fee model gives the Company stability not found in a traditional, non-subscription company.

•
Profit multiplier. Some of the Company’s basic costs are being reduced. On a broad generic basis, the prices of computer hardware, software, and telecommunications have been coming down for all buyers, including CreditRiskMonitor. In addition, CreditRiskMonitor has automated a significant amount of the processes used to create and deliver its SaaS subscription products; therefore, its production costs, apart from the development cost of enhancing and upgrading the Company’s web platform, are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content of CreditRiskMonitor’s SaaS subscription products if the Company chooses to increase content and not raise its prices to cover these additional costs.

•
Self-financing. CreditRiskMonitor’s business has no inventory, manufacturing, or warehouse facilities, and payments for its products are made early in the subscription period with nearly all subscribers paying annual fees without termination for convenience rights as opposed to monthly or quarterly contracts. Thus, the Company’s business has a low capital intensity and is capable of generating high margins and sufficient positive cash flow to grow the business organically with little need for external capital.

•
Management. CreditRiskMonitor has an experienced management team with proven talent in business credit evaluation systems and SaaS web development. The Company’s senior management team has an average tenure of over 15 years.

The Company’s Goals

•
Growth in U.S. market share. Faced with a dominant U.S. competitor, Dun & Bradstreet, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential subscribers are unaware of its SaaS subscription products, while many others who are aware of CreditRiskMonitor have not evaluated its products.

•
International penetration. Foreign companies doing business within the U.S. or other foreign countries may have the same need as domestic companies for CreditRiskMonitor’s credit analysis of U.S. and foreign companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CreditRiskMonitor’s SaaS subscription products.

•
Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality, content, and new products. Also, revenue per subscriber should increase over time as the Company sells additional seat licenses (upsell) and products (cross-sell) to existing subscribers.

•
Lowest cost provider. CreditRiskMonitor’s sourcing, analysis, and preparation of data into a usable form are highly automated. CreditRiskMonitor delivers all of its information to subscribers via the Internet and there is automation between the sourcing of data and delivery of a company credit report to a subscriber. Because of this automation, CreditRiskMonitor’s production costs are relatively stable over a wide range of increasing revenue. Management believes CreditRiskMonitor’s cost structure is one of the lowest in its industry while maintaining a higher customer service level for subscribers.

•
High margins and return on investment. The Company foresees declining unit costs in some important expense areas, such as computer and communication costs, which should increase net profits from its SaaS subscription products’ income stream. The Company has lower sales expenses for subscriber renewals than for new sales, and the Company expects that its renewal revenue will continue to grow to be a larger share of total revenue each year. All these naturally occurring unit cost reductions will be in addition to the cost reductions achieved through servicing more subscribers over the Company’s in-place fixed costs.

Marketing and Sales

To gain market share for the Company’s products, it will continue to use the Internet (at our website www.creditriskmonitor.com) as the primary mechanism for demonstrating and distributing its offerings. To inform potential subscribers about its products, CreditRiskMonitor uses a combination of telephone sales, Internet demonstration, and inbound and outbound marketing, including but not limited to digital strategies, social media, media/PR outreach, trade show representation, and speaking engagements before credit and procurement groups and associations.

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high-quality, industry-leading commercial credit reports featuring analytics with the highest accuracy levels in the market that help busy risk professionals stay ahead of financial risk quickly, easily, and precisely, at a competitive cost to those from the leading provider. Because Dun & Bradstreet has the largest share of the commercial credit market, their flagship product, DNBi, is the standard by which the market measures both quality and price. The Company’s research shows that its subscribers overwhelmingly agree that CreditRiskMonitor’s products save them time, help them to make better credit decisions, and represent a significant value for the price paid compared to its competitors.

CreditRiskMonitor’s operational strategy is to deliver on its value proposition by continuing to be one of the industry’s lowest-cost producers of high-quality, accurate commercial credit information by continuously collecting data from a wide variety of sources and employing sophisticated, proprietary, algorithms to process that data into an extensive database of valuable reports on companies. Highly automated operations add to the reliability and consistency of these reports while limiting costs. The Company employs a small number of analysts who selectively review data at critical points in its processes to further enhance the quality of its products and their relevance to credit professionals.

Risks Related to Information Systems Security

The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. These risks may take the form of malware, computer viruses, cyber threats, extortion, employee error, malfeasance, system errors, or other types of risks, and may occur from inside or outside of our organization. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, targets, and consequences. Additionally, unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our third-party service providers, employees, or vendors. The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology (“IT”) systems, and software against damage from several threats. The Company has entered into agreements with third parties for hardware, software, telecommunications, and other services in connection with its operations. The Company’s operations depend on the timely maintenance, upgrade, and replacement of networks, equipment, IT systems, and software. However, if the Company is unable or delayed in maintaining, upgrading, or replacing its IT systems and software, the risk of a cybersecurity incident could materially increase. Any of these and other events could result in information system failures, delays, and/or increases in capital expenses. The failure of information systems or a component of information systems may, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

In addition, targeted attacks on the Company’s systems (or on systems of third parties that it relies on), failure or non-availability of a key IT system, or a breach of security measures designed to protect its IT systems could result in disruptions to its operations through delays or the corruption and destructions of its data, property damage, loss of confidential information or financial or reputational risks. As the threat landscape is ever-changing, the Company must make continuous mitigation efforts, including risk prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; frequent employee training; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that the Company’s ability to monitor for or mitigate cybersecurity risks will be fully effective, and the Company may fail to identify cybersecurity breaches or discover them in a timely way.

Any significant compromise or breach of the Company’s data security, whether external or internal, or misuse of its data, could result in significant costs, lost sales, fines, and lawsuits, as well as damage to its reputation. In addition, as the regulatory environment as related to information security, data collection, data use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Employees

As of March 1, 2022 the Company had approximately 90 employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions.  Employees are eligible to participate in the 401(k) plan if they are over the age of 21 and after completing one month of service with the company after their hire date.  The Company has no other retirement, pension, profit sharing, or similar program in effect for its employees. The Company adopted a long-term incentive plan in 2020 that covers its employees, replacing its former 2009 Plan.

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

The Company, at various times, may be involved in legal proceedings arising from the ordinary course of business.  The Company records a liability when it believes it has enough information to assess the probability that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated.  Neither the Company nor its property is a party to or the subject of a pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the OTC Markets OTCQX U.S. under the symbol “CRMZ”. The following table sets forth the high and low closing bid quotations reported on the OTCQX for each calendar quarter of 2020 and 2021. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2020
First Quarter	$1.62	$1.23
Second Quarter	$1.55	$1.40
Third Quarter	$2.30	$1.40
Fourth Quarter	$2.47	$2.10

2021
First Quarter	$2.65	$2.18
Second Quarter	$3.29	$2.30
Third Quarter	$2.57	$1.90
Fourth Quarter	$2.02	$1.63

On March 1, 2022, there were approximately 170 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2021 and 2020, the Company did not declare a cash dividend.

The Company did not repurchase any of its common stock during the year ending 2021.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our subscribers’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2022 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Cash and cash equivalents	$12,382	$10,303
Accounts receivable, net	$2,803	$2,557
Working capital	$3,964	$848
Cash ratio	1.04	0.79
Quick ratio	1.28	0.98
Current ratio	1.32	1.06

The Company has invested some of its excess cash in cash equivalents and available for sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities.

As of December 31, 2021, the Company had $12.38 million in cash and cash equivalents, an increase of approximately $2.08 million from December 31, 2020. This increase was primarily the result of cash provided by operating activities of approximately $2 million and cash provided by investing activities of approximately $100 thousand.

The main component of current liabilities at December 31, 2021 was unexpired subscription revenue of $9.52 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.  The Company has no debt, and expects to meet the current and long term lease obligations for office space using operating cash flows.  The Company maintains an adequate cash balance to meet the Company’s material cash requirements.

The Company has no bank lines of credit or other currently available credit sources.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2021 vs. 2020

	Year Ended December 31,
	2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$17,065,132	100%	$15,732,366	100%

Operating expenses:
Data and product costs	6,332,091	37%	6,026,464	38%
Selling, general and administrative expenses	8,134,694	48%	9,724,182	62%
Depreciation and amortization	296,299	2%	219,847	1%
Total operating expenses	14,763,084	87%	15,970,493	102%

Income (loss) from operations	2,302,048	13%	(238,127)	(2%)
Gain on forgiveness of bank loan	1,561,500	9%
Other income, net	9,962	0%	26,774	0%

Income (loss) before income taxes	3,873,510	23%	(211,353)	(1%)
Benefit from (provision for) income taxes	(509,806)	(3%)	163,925	1%

Net income (loss)	$3,363,704	20%	$(47,428)	(0%)

Operating revenues increased approximately $1.3 million, or 8%, for fiscal 2021 over the prior year. This overall revenue growth resulted from an increase in SaaS subscription products revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $306 thousand, or 5%, for fiscal 2021 compared to fiscal 2020. This increase was due primarily to (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to price increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses decreased approximately $1.59 million, or 16%, for fiscal 2021 compared to fiscal 2020. This decrease was due to lower commissions being paid out in 2021 due to lower-than-expected new sales and lower salary expenses due to employee turnover. This decrease was offset by some higher salary and related employee benefits.

The Company’s PPP loan was forgiven by the Small Business Administration resulting in a gain of $1.56 million.

Other income decreased approximately $17 thousand for fiscal 2021 compared to fiscal 2020. This decrease was due to the lower return received on the Company’s money market fund holdings compared to fiscal 2020.

Future Operations

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain subscribers and the volume of and timing of the subscriptions for the Company’s products, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2022 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2022 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) new variants of COVID-19 and government related restrictions on our subscribers and their ongoing businesses and how those effects may impact our sales to them, (ii) the Company’s ability to retain existing subscribers, attract new subscribers at a steady rate and maintain customer satisfaction, (iii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iv) the development of new services and products by the Company and its competitors, (v) price competition, (vi) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vii) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (viii) the Company’s ability to attract and retain personnel in a timely and effective manner, (ix) the Company’s ability to manage effectively its development of new business segments and markets, (x) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (xi) technical difficulties, system downtime, cybersecurity breaches, or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating the Company’s business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty, (xvi) litigation costs or other unanticipated expenses, (xvii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

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

Valuation of goodwill -- Goodwill requires critical accounting estimates in the evaluation of the Company’s assets which are subject to valuation judgements.  In addition, the Company uses the publicly traded stock price to estimate fair value, which is subject to market fluctuations and change. See the information in Note 2 to the financial statements under the caption “Goodwill” for accounting polices related to the recognition of goodwill.

Income taxes -- The calculation of income taxes requires critical accounting estimates in budgeting expenses, estimating sales figures, and forecasting staffing and technology needs for the upcoming year, all of which are constantly subject to change as the year progresses. See the information in Note 2 to the financial statements under the caption “Income Taxes” for accounting polices related to the recognition of income taxes.

Recently Issued Accounting Standards

The information set forth under Note 2 to the financial statements under the caption “Recently Issued Accounting Standards” is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CreditRiskMonitor.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Melville, New York

March 25, 2022

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2021 and 2020

	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$12,381,521	$10,302,732
Available-for-sale securities -municipal bonds	-	458,237
Accounts receivable, net of allowance of $30,000	2,803,236	2,557,443
Other current assets	581,149	589,072

Total current assets	15,765,906	13,907,484

Property and equipment, net	606,193	545,675
Operating lease right-of-use asset	2,012,155	2,200,031
Goodwill	1,954,460	1,954,460
Other assets	86,714	84,892

Total assets	$20,425,428	$18,692,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,520,226	$9,646,407
Accounts payable	358,307	130,089
Current portion of operating lease liability	177,485	161,874
Current portion of bank loan	-	1,299,007
Accrued expenses	1,745,290	1,822,485

Total current liabilities	11,801,308	13,059,862

Deferred taxes on income, net	407,805	333,432
Unexpired subscription revenue, less current portion	127,124	197,545
Bank loan, less current portion	-	262,493
Operating lease liability, less current portion	1,960,127	2,137,559

Total liabilities	14,296,364	15,990,891

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,824,242	29,760,533
Accumulated deficit	(23,802,402)	(27,166,106)

Total stockholders’ equity	6,129,064	2,701,651

Total liabilities and stockholders’ equity	$20,425,428	$18,692,542

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2021 and 2020

	2021	2020

Operating revenues	$17,065,132	$15,732,366

Operating expenses:
Data and product costs	6,332,091	6,026,464
Selling, general and administrative expenses	8,134,694	9,724,182
Depreciation and amortization	296,299	219,847

Total operating expenses	14,763,084	15,970,493

Income (loss) from operations	2,302,048	(238,127)
Other income:
Gain on forgiveness of bank loan	1,561,500	-
Other income, net	9,962	26,774

Income (loss) before income taxes	3,873,510	(211,353)
(Provision for) Benefit from income taxes	(509,806)	163,925

Net income (loss)	$3,363,704	$(47,428)

Net income (loss) per share:
Basic	$0.31	$(0.00)
Diluted	$0.31	$(0.00)

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2020	10,722,401	$107,224	$29,705,673	$(27,118,678)	$2,694,219

Net loss	-	-	-	(47,428)	(47,428)
Stock-based compensation	-	-	54,860	-	54,860

Balance December 31, 2020	10,722,401	107,224	29,760,533	(27,166,106)	2,701,651

Net income	-	-	-	3,363,704	3,363,704
Stock-based compensation	-	-	63,709	-	63,709

Balance December 31, 2021	10,722,401	$107,224	$29,824,242	$(23,802,402)	$6,129,064

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,363,704	$(47,428)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Gain on forgiveness of bank loan	(1,561,500)	-
Deferred income taxes	74,373	(188,333)
Depreciation and amortization	296,299	219,847
Operating lease	26,055	33,715
Stock-based compensation	63,709	54,860
Changes in operating assets and liabilities:
Accounts receivable, net	(245,793)	(269,523)
Other current assets	7,923	3,153
Other assets	(1,821)	(91,068)
Unexpired subscription revenue	(196,603)	1,025,940
Accounts payable	228,219	(7,412)
Accrued expenses	(77,196)	477,936

Net cash provided by operating activities	1,977,369	1,211,687

Cash flows from investing activities:
Sale (purchase) of available-for-sale securities - municipal bonds	458,237	(458,742)
Purchase of property and equipment	(356,817)	(287,549)

Net cash provided by (used in) investing activities	101,420	(746,291)

Cash flows from financing activities:
Proceeds from bank loan	-	1,561,500

Net cash provided by financing activities	-	1,561,500

Net increase in cash and cash equivalents	2,078,789	2,026,896
Cash and cash equivalents at beginning of year	10,302,732	8,275,836

Cash and cash equivalents at end of year	$12,381,521	$10,302,732

Supplemental disclosure of cash flow information:
Cash paid, net during the year for:
Income taxes	$356,000	$66,000

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the “Company” or “CreditRiskMonitor”) provides interactive business-to-business SaaS subscription products designed specifically for credit and supply chain managers. These products are sold predominantly to corporations located in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued certain other accounting pronouncements as of December 31, 2021 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance FASB Accounting Standards Update (“ASU”) ASU No. 2017-04. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year.  The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company concluded that there was no impairment to goodwill in the 2021 or 2020 fiscal years.

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2021 and 2020, management believes no impairment of long-lived assets has occurred.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
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

Stock-Based Compensation

The Company recognizes the grant-date fair value of all stock-based awards on a ratable basis over the award’s vesting period. The Company records deferred tax assets for awards that will result in deductions on its tax returns, based upon the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction.

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

The Company, in accordance with ASU 2016-01, classifies its debt securities as "available-for-sale" and are recorded at fair value.  Realized gains and losses on available-for-sale debt securities are reported in net income with unrealized gains and losses reported in other income.

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

The Company closely monitors the extension of credit to its subscribers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts of $30,000 as of December, 31, 2021 and 2020, based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2021 nor 2020.

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

As of December 31, 2021, the Company did not have any available-for-sale securities. All available-for-sale securities as of December 31, 2020 were municipal bonds. Investments in municipal bonds are valued using pricing models maximizing the use of observable inputs for similar securities. Municipal bonds are classified as Level 2 of the fair value hierarchy.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of December 31, 2021 and December 31, 2020, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,381,521	$-	$-	$12,381,521

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,302,732	$-	$-	$10,302,732

Available-for-sale securities	$-	$458,237	$-	$458,237

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of December 31, 2021.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of December 31, 2021.

During the year ended December 31, 2021, there were proceeds of $458,237 from the sale of all municipal bond investments in available-for-sale securities, which were transferred to Level 1 cash and cash equivalent investments.

NOTE 4 - INCOME TAXES

The Company’s income tax (benefit) expense consisted of the following:

	2021	2020
Current:
Federal	$420,109	$37,373
State	15,324	(12,854)
Deferred:
Federal	63,060	(67,742)
State	11,313	(120,702)

	$509,806	$(163,925)

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The actual tax (benefit) expense for 2021 and 2020 differs from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2021	2020

Computed “expected” (benefit) expense	$813,312	$(44,384)
Permanent differences	(329,906)	11,516
State and local income tax expense	34,493	2,720
True-up of current taxes	(51,039)	(25,916)
True-up of deferred taxes	34,392	11,644
Change in state apportionment	8,554	(119,505)

Income tax (benefit) expense	$509,806	$(163,925)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets (liabilities) at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Stock options	$19,711	$17,556
Accrued vacation	86,176	85,436
Bad debt allowance	6,576	6,411
Deferred revenue	2,161	4,732
Deferred rent	22,121	15,999
Other	6,982	17,212

Total deferred tax assets	143,727	147,346

Deferred tax liabilities:
Goodwill	(428,402)	(417,688)
Fixed assets	(123,130)	(63,090)

Total deferred tax liabilities	(551,532)	(480,778)

Net deferred tax liabilities	$(407,805)	$(333,432)

NOTE 5 - COMMON STOCK AND STOCK OPTIONS

Common Stock

At December 31, 2021 and 2020, there were 568,650 and 575,750 shares, respectively, of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2021 and 2020, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Stock Options

As of December 31, 2021, the Company has two stock option plans: the 2009 Long-Term Incentive Plan (“2009 Plan”) which ended in 2019, and the 2020 Long-Term Incentive Plan (“2020 Plan”).

Both the 2009 and the 2020 Plan authorize the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under the 2009 Plan was 1,000,000 shares of common stock, and the 2020 Plan was 1,000,000 shares of common stock. At December 31, 2021, there were options outstanding for 356,100 shares of common stock under the 2009 Plan, and 212,550 shares of common stock under the 2020 Plan. As of December 31, 2020, there were options outstanding for 393,650 shares of common stock under the 2009 Plan, and 182,100 shares of common stock under the 2020 Plan.

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

Transactions with respect to the Company’s stock option plans for the years ended December 31, 2021 and 2020 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	456,870	$2.30
Granted	182,100	2.17
Expired	(26,000)	4.62
Forfeited	(37,220)	2.15

Outstanding at December 31, 2020	575,750	$2.17
Granted	30,550	2.36
Expired	(30,550)	4.81
Forfeited	(7,100)	3.11

Outstanding at December 31, 2021	568,650	$2.02

As of December 31, 2021, there were 787,450 shares of common stock reserved for the granting of additional options.  The 2009 Plan expired at the end of 2019 and no additional options could be granted.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the years ended December 31:

	2021	2020

Data and product costs	$24,974	$19,928
Selling, general and administrative costs	38,735	34,932

	$63,709	$54,860

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

The fair value of options granted during the year ended December 31, 2020 was $206,087. The fair value of options granted during the year ended December 31, 2021 was $31,809. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2021	2020
Risk-free interest rate	0.28%	0.26%
Expected volatility factor	61.97%	72.57%
Expected dividends	0.00	0.05
Expected life of the option (years)	3.51	7.17

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	256,100	7.36	$1.52	10,960	$1.68
$ 2.01 - $ 3.00	307,550	4.63	$2.41	68,950	$2.58
$ 3.01 - $ 6.00	5,000	4.08	$4.00	2,000	$4.00

	568,650	5.85	$2.02	81,910	$2.50

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $1.69 and $2.35 as of December 31, 2021 and 2020, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2021 and 2020 was $45,492 and $238,548, respectively.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2021, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $363,418. This cost will be amortized over a weighted average term of 4.92 years and will be adjusted for subsequent changes in estimated forfeitures.

A summary of the status of the Company’s non-vested options and changes during the year ended December 31, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	488,450	$1.07
Granted	30,550	1.04
Vested	(27,760)	1.62
Terminated or expired	(4,500)	1.98
Non-vested, end of year	486,740	$1.03

Share Repurchase Program

In January of 2022 the Company's Board of Directors authorized a share repurchase program for the repurchase of up to $1,000,000 of the Company's outstanding common stock. The Company has not repurchased any shares under this program.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2021	2020

Computer equipment and software	$2,046,958	$1,720,814
Furniture and fixtures	536,535	512,975
Leasehold improvements	275,853	268,741
	2,859,346	2,502,530
Less accumulated depreciation and amortization	(2,253,153)	(1,956,855)

	$606,193	$545,675

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 7 – OPERATING LEASE

The following table reconciles the undiscounted cash flows for the Company’s operating lease at December 31, 2021 to the operating lease liability recorded on the balance sheet:

2022	$270,859
2023	278,985
2024	287,355
2025	295,975
2026	304,855
Thereafter	1,168,277
Total future undiscounted lease payments	2,606,306
LESS: Imputed interest	(468,694)
Present value of lease liability	$2,137,612

Current portion of operating lease liability	$177,485
Non-current portion of operating lease liability	1,960,127
$2,137,612

NOTE 8 - NET INCOME PER (LOSS) SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	2021	2020

Net income (loss)	$3,363,704	$(47,428)

Weighted average common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	278,100	-
Less: Shares which could be repurchased under treasury stock method	(241,642)	-
Weighted average common shares outstanding – diluted	10,758,859	10,722,401

Net income (loss) per share:
Basic	$0.31	$(0.00)
Diluted	$0.31	$(0.00)

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

For fiscal 2021, the computation of diluted net income per share excludes the effects of 290,550 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business.  The Company records a liability when it believes that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated.  Based on the currently available information, the Company does not believe that there are claims or legal proceedings that would have a material adverse effect on the business, or the consolidated financial statements of the Company.

NOTE 11 - BANK LOAN

The CARES Act contained relief for small businesses through the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and received $1.56 million in 2020. The SBA provides a “safe harbor” for borrowers and has deemed certifications regarding the necessity of the loan to have been made in good faith for borrowers of less than $2 million. The PPP loan was scheduled to mature on April 15, 2022, had a 1.00% interest rate, that could have been prepaid at any time without penalty and was subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. In accordance with the requirements for forgiveness of the PPP loan under the CARES Act, the Company has used the entire proceeds from the PPP loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels. The Company applied for forgiveness by the deadline set forth by the lender, and the SBA granted full forgiveness to the Company in December of 2021. The Company recognized a gain on debt forgiveness of $1,561,500, the total amount of the loan including interest, which is included in other income on the statement of operations and is non-taxable.

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

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to its systems and processes to improve such controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems and automating manual processes. These changes have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting. However, they allow the Company to continue to enhance its internal control over financial reporting and ensure that its internal control environment remains effective.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

We understand that cyber-attacks and related risks that seek to exploit, damage, and disable business operations will continue in the future.  As a result, the Company has taken steps to strengthen controls and mitigate risks in the future. Such procedures include two-factor authentication for log-ins and engaging Microsoft to host and provide the Company with email related services, including backup and security related to exchange services. The Company also deployed an automated endpoint security monitoring program that utilizes behavior artificial intelligence to automatically eliminate threats in real time for both on-premise and cloud environments.  However, the design of our internal control framework / objectives over financial reporting is unchanged and the Company does not believe that these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 (“COVID-19” or “virus”) as a global pandemic. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information, COVID-19 mutations and variants which may emerge, and the speed and effectiveness of vaccinations. The Company has been operating remotely without any significant disruption of operations. To date, the Company’s data providers have provided an uninterrupted stream of information, thus enabling the Company to deliver its product. The Company is actively monitoring the renewal rates of its current subscribers and those that subscribed after the outbreak.

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Additionally, the CARES Act contains relief for small businesses through several new temporary programs, one of which is the Paycheck Protection Program (“PPP”). The PPP is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Small Business Administration (“SBA”) will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent or utilities. The Company applied for a loan under this program and received $1.56 million in 2020. The SBA provides a “safe harbor” for borrowers and has deemed certifications regarding the necessity of the loan to have been made in good faith for borrowers of less than $2 million. The PPP loan was scheduled to mature on April 15, 2022, had a 1.00% interest rate, that could have been prepaid at any time without penalty and was subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act. In accordance with the requirements for forgiveness of the PPP loan under the CARES Act, the Company has used the entire proceeds from the PPP loan for eligible payroll, benefits, rent, utility costs, and maintained its employment levels. The Company applied for forgiveness by the deadline set forth by the lender, and the SBA granted full forgiveness to the Company in December of 2021. The Company recognized a gain on debt forgiveness of $1,561,500, total amount of the loan including interest, which is included in other income on the statement of operations and is non-taxable.

ITEM 9D.	CYBER-SECURITY

On September 8, 2021, the Company detected an external security incident impacting its network accessibility. Promptly upon its detection, the Company launched an investigation and engaged the services of specialists. After a thorough review by a third-party cyber specialist, there was no evidence that any sensitive files were exfiltrated from our network.  We understand that cyber-attacks and related risks that seek to exploit, damage, and disable business operations will continue in the future.  As a result, the Company has taken steps to strengthen controls and mitigate risks in the future.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the Company.

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	81	Chairman of the Board/Chief Executive Officer	1983
Michael I. Flum	35	President/Chief Operating Officer	2019
Steven Gargano	45	Senior Vice President/Chief Financial Officer	2020
Andrew J. Melnick	80	Director	2005
Richard Lippe	83	Director	2020
Joshua M. Flum	52	Director	2007

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

Michael I. Flum joined the Company in 2018 as Vice President of Operations & Alternative Data. He was elected Senior Vice President and Chief Operating Officer in October 2019 and subsequently President and Chief Operating Officer in October 2020. He is responsible for operational strategy and implementation, leveraging technology to improve the efficiency of human capital and work processes. Prior to joining CreditRiskMonitor, Mr. Flum served as Vice President of Operations at Gullett & Associates, Inc., a Houston-based midstream oil & gas survey and drafting services firm from 2016-2017. Mr. Flum held various engineering and project management roles at Enterprise Products Partners, a Houston-based oil & gas pipeline owner/operator from 2009 to 2016. Over his time in the oil & gas sector, Mr. Flum successfully completed pipeline and plant projects totaling over $1.3 billion dollars. He was also able to install processes that streamline service offerings and unify customer experience across teams. Mr. Flum holds an MBA from Columbia Business School as well as a BS in Mechanical Engineering and a BA in Religious Studies from Rice University. Mr. Flum is the son of Jerome Flum.

Steven Gargano, CPA joined the Company in January 2020 as Senior Vice President and was elected to Senior Vice President and Chief Financial Officer in April 2020. Mr. Gargano has more than 20 years of experience in financial services, product development, workflow optimization, operations, customer experience, and financial technology. Prior to joining CreditRiskMonitor, he was the Managing Director and Head of Financial Information & Risk Analysis for over $12B in assets at 1199SEIU Pension and Benefit Funds. Before that, he served as a Senior Managing Director and Head of Product Development and Customer Support for U.S. Bancorp Fund Services’ Alternative Investment Solutions division. Prior to that, he was the Managing Director and Head of the Planning, Strategy, and Implementation Group for the Accounting, Finance, and Back Office groups at Mariner Investment Group, a $10B asset manager. Prior to joining Mariner, he worked at Deloitte & Touche within the firm’s Investment Management Business Advisory Services consulting group in New York. Prior to that, he held the Product Controller position at Gabelli Asset Management responsible for managing the middle office and its functions for all alternative products and their respective trading activities. He started his career at Arthur Andersen working as an auditor in the Financial Service Industry Asset Management & Capital Markets Group specializing in brokerage and hedge funds. Recently, he served as Head of Finance & Operations for financial technology platforms specializing in creating technology and service models for private equity, hedge fund, wealth management, and service providers. Mr. Gargano is a graduate of Harvard Business School. In addition, he graduated from Cornell University’s College of Business in Applied Economics, Management, and Accounting.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2021, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)		All Other Compensation		Total
Jerome S. Flum, Chairman and Chief Executive Officer	2021 2020	$ $	150,000 157,292	$ $	- -	$ $	- 1,200	$ $	- -	$ $	150,000 158,492
Michael I. Flum, President (3)	2021 2020	$ $	180,820 172,765	$ $	12,000 7,250	$ $	- 3,235	$ $	- -	$ $	192,820 183,250
Lawrence Fensterstock, Former Senior Vice President (4)	2021 2020	$ $	- 141,146	$ $	- 15,000	$ $	- -	$ $	- -	$ $	- 156,146
Steven Gargano, Senior Vice President (5)	2021 2020	$ $	185,400 166,385	$ $	38,000 37,000	$ $	- 898	$ $	- -	$ $	223,400 204,283
Jonathan L. Levy, Former Senior Vice President (6)	2021 2020	$ $	- 199,152	$ $	- -	$ $	- -	$ $	- -	$ $	- 199,152

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

(3) Mr. Michael Flum was elected Senior Vice President and Chief Operating Officer on October 24, 2019. He was subsequently elected President on October 29, 2020.

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

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year:

GRANTS OF PLAN-BASED AWARDS
Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Michael I. Flum	N/A	N/A	N/A	N/A	N/A
Steven Gargano	N/A	N/A	N/A	N/A	N/A
Steven Gargano	N/A	N/A	N/A	N/A	N/A

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2021:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Jerome S. Flum	-	-	-		-	N/A
Michael I. Flum	- -	50,000 25,000	- -	$ $	1.45 2.19	10-24-29 10-29-29
Steven Gargano	- -	12,000 3,000	- -	$ $	1.80 2.19	07-29-29 10-29-29

The closing market price of the Company’s common stock on December 31, 2021 was $1.69 per share.

The options under the above grants may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective January 1, 2016, non-employee directors receive $1,000 per quarter or a total of $4,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Andrew J. Melnick	$4,000	$919	$4,919
Joshua M. Flum	$4,000	$5,142	$9,142
Richard Lippe	$4,000	$174	$4,174

(1)	Fees earned in 2021 was $4,000 per director. Fees paid in cash was $7,000 due to timing of payments made in 2021 for fees earned in 2020.
(2)	Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 5 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 1, 2022 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% or Greater Stockholders
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein(1) 1865 Palmer Avenue Larchmont, NY 10538	693,744	6.47%
Flum Partners (2)	5,641,134	52.08%
Named Executive Officers
Jerome S. Flum	6,239,776 (4)(5)	57.61%
Michael I. Flum	6,500	-----*
Non-Employee Directors
Andrew J. Melnick (5)	63,070	-----*
Richard Lippe	49,903	-----*
Joshua M. Flum (6)	13,800	-----*
All directors and executive officers (as a group (5 persons))	6,373,049 (3)(4)	59.30%

*less than 1%

(1) Based on the information contained in a Schedule 13G/A filed February 1, 2019. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. Lawrence J. Goldstein is an individual investor, the sole managing member and the sole owner of SMP Asset Management, LLC, and may be deemed to beneficially own these shares.

(2) The general partners of Flum Partners are Jerome S. Flum, Chairman of the Board and Chief Executive Officer of the Company; Michael I. Flum, President and Chief Operating Officer of the Company; and Barbara Schwartz, spouse of Jerome S. Flum.   The controlling general partner is Jerome S. Flum.

(3) Includes 5,641,134 shares owned by Flum Partners, of which Mr. Flum is the controlling general partner, which are also deemed to be beneficially owned by Mr. Flum because of his power, as controlling  general partner of Flum Partners, to direct the voting of such shares held by the partnership. Mr. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,239,776 shares of Common Stock, or 57.61% of the outstanding shares of Common Stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Mr. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

(4) Includes 7,800 shares of Common Stock owned by a grandchild of Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum. Also, includes 260,000 shares of Common Stock owned by Family Trusts established by Mr. Flum, the beneficial ownership of which is disclaimed by Mr. Flum.

(5) Includes 55,770 shares of Common Stock and 7,700 shares of Common Stock which may be acquired upon the exercise of stock options which have vested or will vest within 60 days of March 10, 2020.

(6) Includes 6,500 shares of Common Stock and 7,700 shares of Common Stock which may be acquired upon the exercise of stock options which have vested or will vest within 60 days of March 10, 2020.

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	568,650	$2.02	787,450
Total	568,650	$2.02	787,450

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended December 31,
	2021	2020

Audit fees (1)	$131,500	$106,250
Audit related fees (2)	-	7,500
Tax fees (3)	13,500	12,800
All other fees	-	-

Total fees	$145,000	$126,550

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3)	Consists of fees for preparation of federal and state income tax returns.

The engagement of CohnReznick LLP for the 2021 and 2020 fiscal years and the scope of audit-related services, including the audits and reviews described above, and tax services were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)          Financial Statements – contained in Item 8:

(b)          Exhibits:

3(i)	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 1999, filed March 29, 2000)
3(ii)	Company’s By-Laws as amended March 9, 2020
10-D	Copy of Company’s 2020 Long-Term Incentive Plan (incorporated by reference to Definitive Statement on Schedule 14C, filed March 25, 2021)
14
CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers (incorporated by reference to Form 10-KSB for the year ended December 31, 2003, filed March 30, 2004)

23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 25, 2022	By: /s/ Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2022	By: /s/ Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2022	By: /s/ Steven Gargano
Steven Gargano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 25, 2022	By: /s/ Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 25, 2022	By: /s/ Richard Lippe
Richard Lippe
Director

Date: March 25, 2022	By: /s/ Joshua M. Flum
Joshua M. Flum
Director