Form 10-Q
period 2022-03-31
CREDITRISKMONITOR COM INC
filed 2022-05-13
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of May 13, 2022. The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021 was $11,869,949.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$12,195,390	$12,381,521
Accounts receivable, net of allowance of $30,000	3,118,270	2,803,236
Other current assets	522,210	581,149

Total current assets	15,835,870	15,765,906

Property and equipment, net	582,346	606,193
Operating lease right-to-use asset	1,963,999	2,012,155
Goodwill	1,954,460	1,954,460
Other assets	77,384	86,714

Total assets	$20,414,059	$20,425,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,053,989	$9,520,226
Accounts payable	170,747	358,307
Current portion of operating lease liability	181,520	177,485
Accrued expenses	1,201,576	1,745,290

Total current liabilities	11,607,832	11,801,308

Deferred taxes on income, net	401,130	407,805
Unexpired subscription revenue, less current portion	192,268	127,124
Operating lease liability, less current portion	1,913,312	1,960,127

Total liabilities	14,114,542	14,296,364

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,843,574	29,824,242
Accumulated deficit	(23,651,281)	(23,802,402)

Total stockholders’ equity	6,299,517	6,129,064

Total liabilities and stockholders’ equity	$20,414,059	$20,425,428

See accompanying notes to condensed financial statements.

Index

CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	2022	2021

Operating revenues	$4,338,202	$4,132,901

Operating expenses:
Data and product costs	1,748,164	1,627,786
Selling, general and administrative expenses	2,300,849	2,200,792
Depreciation and amortization	94,209	64,512

Total operating expenses	4,143,222	3,893,090

Income from operations	194,980	239,811
Other income	697	3,248

Income before income taxes	195,677	243,059
Provision for income taxes	(44,556)	(55,345)

Net income	$151,121	$187,714

Net income per share – Basic and diluted	$0.01	$0.02

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,748,568	10,764,640

See accompanying notes to condensed financial statements.

Index

CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance January 1, 2021	10,722,401	$107,224	$29,760,533	$(27,166,106)	$2,701,651

Net income	-	-	-	187,714	187,714
Stock-based compensation	-	-	9,422	-	9,422

Balance March 31, 2021	10,722,401	$107,224	$29,769,955	$(26,978,392)	$2,898,787

Balance January 1, 2022	10,722,401	$107,224	$29,824,242	$(23,802,402)	$6,129,064

Net income	-	-	-	151,121	151,121
Stock-based compensation	-	-	19,332	-	19,332

Balance March 31, 2022	10,722,401	$107,224	$29,843,574	$(23,651,281)	$6,299,517

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	2022	2021

Cash flows from operating activities:
Net income	$151,121	$187,714
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(6,675)	(56,260)
Depreciation and amortization	94,209	64,512
Operating lease right-to-use asset, net	5,377	7,325
Stock-based compensation	19,332	9,422
Changes in operating assets and liabilities:
Accounts receivable	(315,035)	(151,922)
Other current assets	58,939	10,619
Other assets	9,330	52,015
Unexpired subscription revenue	598,907	227,565
Accounts payable	(187,560)	(2,851)
Accrued expenses	(543,714)	(541,110)

Net cash used in operating activities	(115,769)	(192,971)

Cash flows from investing activities:
Sale of available-for-sale securities – municipal bonds	-	458,237
Purchase of property and equipment	(70,362)	(103,585)

Net cash (used in) provided by investing activities	(70,362)	354,652

Net (decrease) increase in cash and cash equivalents	(186,131)	161,681
Cash and cash equivalents at beginning of period	12,381,521	10,302,732

Cash and cash equivalents at end of period	$12,195,390	$10,464,413

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2021.

The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2021 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended March 31,
	2022	2021

Data and product costs	$7,288	$3,851
Selling, general and administrative expenses	12,044	5,571

	$19,332	$9,422

(5) Fair Value Measurements

The Company’s cash and cash equivalents are stated at fair value. The carrying value of accounts receivable, other current assets, and accounts payable approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of March 31, 2022 and December 31, 2021, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,195,390	$-	$-	$12,195,390

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,381,521	$-	$-	$12,381,521

There were cash proceeds of $458,237 from the sale of available-for-sale securities for the period ended March 31, 2021.

Index
(6) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended March 31,
	2022	2021

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	239,100	278,100
LESS: Shares which could be repurchased under treasury stock method	(212,933)	(235,861)

Weighted average number of common shares outstanding – diluted	10,748,568	10,764,640

For the three months ended March 31, 2022, the computation of diluted net income per share excludes the effects of the assumed exercise of 400,550 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

For the three months ended March 31, 2021, the computation of diluted net income per share excludes the effects of the assumed exercise of 290,650 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

(7) Commitments and Contingencies

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

Our strategic priorities and plans for 2022 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. The Company’s top priority remains the final testing and launch of our new procurement risk platform, SupplyChainMonitor™, scheduled for the second quarter of 2022.

Due to COVID-19 variants, the Company has elected to voluntarily close in-office personnel functions for the safety of our employees. Only a limited number of IT and other personnel are periodically visiting our office to ensure the integrity of our computer network, retrieve physical files, and any other function that cannot be done remotely. This has allowed our employee base to work remotely and the Company’s operations to continue normally. Nevertheless, the long-term impact the pandemic will have on the Company’s subscriber base is unknown at this time. The Company may face loss of contracts and/or customers, customer credit risk, and general economic calamities. Accordingly, these global market conditions will affect the level and timing of resources deployed in pursuit of these initiatives in 2022.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$12,195	$12,382
Accounts receivable, net	$3,118	$2,803
Working capital	$4,228	$3,964
Cash ratio	1.05	1.05
Quick ratio	1.32	1.29
Current ratio	1.36	1.34

As of March 31, 2022, the Company had $12.19 million in cash and cash equivalents, a decrease of approximately $186 thousand from December 31, 2021. This decrease was primarily the result of cash used in operating activities of approximately $116 thousand and the purchase of equipment totaling approximately $70 thousand.

The main component of current liabilities at March 31, 2022 was unexpired subscription revenue of $10 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash and cash equivalents and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index
Results of Operations

	3 Months Ended March 31,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,338,202	100%	$4,132,901	100%
Operating expenses:
Data and product costs	1,748,164	40%	1,627,786	39%
Selling, general and administrative expenses	2,300,849	53%	2,200,792	53%
Depreciation and amortization	94,209	2%	64,512	2%
Total operating expenses	4,143,222	95%	3,893,090	94%

Income from operations	194,980	5%	239,811	6%
Other income, net	697	0%	3,248	0%

Income before income taxes	195,677	5%	243,059	6%
Provision for income taxes	(44,556)	(1%)	(55,345)	(1%)

Net income	$151,121	4%	$187,714	5%

Operating revenues increased approximately $205 thousand, or 5%, for the three months ended March 31, 2022 compared to the first quarter of fiscal 2021. This overall revenue growth resulted from price increases, an increase in subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $120 thousand, or 7%, for the first quarter of 2022 compared to the same period of fiscal 2021. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers.

Selling, general and administrative expenses increased approximately $100 thousand, or 5%, for the first quarter of fiscal 2022 compared to the same period of fiscal 2021. This increase was primarily due to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher commission expense due to increased sales.

Future Operations

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

As a result of the evolving nature of the markets in which it competes, the Company’s ability to accurately forecast its revenues, gross profits, and operating expenses as a percentage of net sales is limited. The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain customers and the volume of and timing of customer subscriptions for the Company’s services, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Index
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 13, 2022	By:	/s/	Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)