Form 10-Q
period 2022-06-30
CREDITRISKMONITOR COM INC
filed 2022-08-10
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of August 10, 2022. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 and 2022 was $11,869,949 and $10,037,090 respectively.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$12,627,763	$12,381,521
Accounts receivable, net of allowance of $30,000	3,447,149	2,803,236
Other current assets	810,289	581,149

Total current assets	16,885,201	15,765,906

Property and equipment, net	572,615	606,193
Operating lease right-to-use asset	1,915,302	2,012,155
Goodwill	1,954,460	1,954,460
Other assets	49,136	86,714

Total assets	$21,376,714	$20,425,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,398,984	$9,520,226
Accounts payable	225,447	358,307
Current portion of operating lease liability	185,549	177,485
Accrued expenses	1,461,163	1,745,290

Total current liabilities	12,271,143	11,801,308

Deferred taxes on income, net	484,296	407,805
Unexpired subscription revenue, less current portion	227,467	127,124
Operating lease liability, less current portion	1,865,964	1,960,127

Total liabilities	14,848,870	14,296,364

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,859,233	29,824,242
Accumulated deficit	(23,438,613)	(23,802,402)

Total stockholders’ equity	6,527,844	6,129,064

Total liabilities and stockholders’ equity	$21,376,714	$20,425,428

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	2022	2021

Operating revenues	$4,450,017	$4,248,179

Operating expenses:
Data and product costs	1,715,574	1,573,686
Selling, general and administrative expenses	2,342,699	2,190,382
Depreciation and amortization	107,000	66,503

Total operating expenses	4,165,273	3,830,571

Income from operations	284,744	417,608
Other income	11,090	246

Income before income taxes	295,834	417,854
Provision for income taxes	(83,166)	(95,146)

Net income	$212,668	$322,708

Net income per share – Basic and diluted	$0.02	$0.03

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,775,373	10,792,744

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	2022	2021

Operating revenues	$8,788,220	$8,381,081

Operating expenses:
Data and product costs	3,473,486	3,201,472
Selling, general and administrative expenses	4,633,801	4,391,174
Depreciation and amortization	201,209	131,016

Total operating expenses	8,308,496	7,723,662

Income from operations	479,724	657,419
Other income	11,787	3,494

Income before income taxes	491,511	660,913
Provision for income taxes	(127,722)	(150,491)

Net income	$363,789	$510,422

Net income per share – Basic and diluted	$0.03	$0.05

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,761,851	10,779,726

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance April 1, 2021	10,722,401	$107,224	$29,769,955	$(26,978,392)	$2,898,787

Net income	-	-	-	322,708	322,708
Stock-based compensation	-	-	16,968	-	16,968

Balance June 30, 2021	10,722,401	$107,224	$29,786,923	$(26,655,684)	$3,238,463

Balance April 1, 2022	10,722,401	$107,224	$29,843,574	$(23,651,281)	$6,299,517

Net income	-	-	-	212,668	212,668
Stock-based compensation	-	-	15,659	-	15,659

Balance June 30, 2022	10,722,401	$107,224	$29,859,233	$(23,438,613)	$6,527,844

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance January 1, 2021	10,722,401	$107,224	$29,760,533	$(27,166,106)	$2,701,651

Net income	-	-	-	510,422	510,422
Stock-based compensation	-	-	26,390	-	26,390

Balance June 30, 2021	10,722,401	$107,224	$29,786,923	$(26,655,684)	$3,238,463

Balance January 1, 2022	10,722,401	$107,224	$29,824,242	$(23,802,402)	$6,129,064

Net income	-	-	-	363,789	363,789
Stock-based compensation	-	-	34,991	-	34,991

Balance June 30, 2022	10,722,401	$107,224	$29,859,233	$(23,438,613)	$6,527,844

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	2022	2021

Cash flows from operating activities:
Net income	$363,789	$510,422
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	76,491	(535)
Depreciation and amortization	201,209	131,016
Operating lease right-to-use asset, net	10,755	14,652
Stock-based compensation	34,991	26,390
Changes in operating assets and liabilities:
Accounts receivable	(643,913)	(387,939)
Other current assets	(229,139)	(215,261)
Other assets	37,576	43,282
Unexpired subscription revenue	979,101	287,115
Accounts payable	(132,860)	51,826
Accrued expenses	(284,127)	(135,409)

Net cash provided by operating activities	413,873	325,559

Cash flows from investing activities:
Sale of available-for-sale securities – municipal bonds	-	458,237
Purchase of property and equipment	(167,631)	(182,734)

Net cash (used in) provided by investing activities	(167,631)	275,503

Net increase in cash and cash equivalents	246,242	601,062
Cash and cash equivalents at beginning of period	12,381,521	10,302,732

Cash and cash equivalents at end of period	$12,627,763	$10,903,794

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

The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for an entire fiscal year.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2022	2021	2022	2021

Data and product costs	$3,754	$5,393	$11,041	$9,245
Selling, general and administrative expenses	11,905	11,575	23,950	17,145

	$15,659	$16,968	$34,991	$26,390

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

The tables below set forth the Company’s cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,627,763	$-	$-	$12,627,763

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,381,521	$-	$-	$12,381,521

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2022	2021	2022	2021

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	277,300	278,100	276,391	278,100
LESS: Shares which could be repurchased under treasury stock method	(224,328)	(207,757)	(236,941)	(220,775)

Weighted average number of common shares outstanding – diluted	10,775,373	10,792,744	10,761,851	10,779,726

For the three and six months ended June 30, 2022, the computation of diluted net income per share excludes the effects of the assumed exercise of 351,600 and 354,200 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Our strategic priorities and plans for 2022 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. The Company’s top priority is the sale of our newly launched procurement risk platform, SupplyChainMonitor™, which was officially launched during the second quarter of 2022.

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

Index
Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$12,628	$12,382
Accounts receivable, net	$3,447	$2,803
Working capital	$4,614	$3,964
Cash ratio	1.03	1.05
Quick ratio	1.31	1.29
Current ratio	1.38	1.34

As of June 30, 2022, the Company had $12.63 million in cash and cash equivalents, an increase of approximately $246 thousand from December 31, 2021. This increase was primarily the result of cash provided by operating activities of approximately $413 thousand and the purchase of equipment totaling approximately $167 thousand.

The main component of current liabilities at June 30, 2022 was unexpired subscription revenue of $10 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Index
Results of Operations

	3 Months Ended June 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues	$4,450,017	100%	$4,248,179	100%

Operating expenses:
Data and product costs	1,715,574	39%	1,573,686	37%
Selling, general and administrative expenses	2,342,699	52%	2,190,382	52%
Depreciation and amortization	107,000	2%	66,503	1%
Total operating expenses	4,165,273	93%	3,830,571	90%

Income from operations	284,744	7%	417,608	10%
Other income, net	11,090	0%	246	0%

Income before income taxes	295,834	7%	417,854	10%
Provision for income taxes	(83,166)	(2%)	(95,146)	(2%)

Net income	$212,668	5%	$322,708	8%

Operating revenues increased approximately $202 thousand, or 5%, for the three months ended June 30, 2022 compared to the second quarter of fiscal 2021. This overall revenue growth resulted from price increases, an increase in subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $142 thousand, or 9%, for the second quarter of 2022 compared to the same period of fiscal 2021. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers.

Selling, general and administrative expenses increased approximately $152 thousand, or 7%, for the second quarter of fiscal 2022 compared to the same period of fiscal 2021. This increase was primarily due to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher commission expense due to increased sales.

	6 Months Ended June 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$8,788,220	100%	$8,381,081	100%

Operating expenses:
Data and product costs	3,473,486	40%	3,201,472	38%
Selling, general and administrative expenses	4,633,801	53%	4,391,174	52%
Depreciation and amortization	201,209	2%	131,016	2%
Total operating expenses	8,308,496	95%	7,723,662	92%

Income from operations	479,724	5%	657,419	8%
Other income, net	11,787	0%	3,494	0%

Income before income taxes	491,511	5%	660,913	8%
Provision for income taxes	(127,722)	(1%)	(150,491)	(2%)

Net income	$363,789	4%	$510,422	6%

Index
Operating revenues increased approximately $407 thousand, or 5%, for the six months ended June 30, 2022 compared to the first half of fiscal 2021. This overall revenue growth resulted from price increases, an increase in subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $272 thousand, or 8%, for the first half of 2022 compared to the same period of fiscal 2021. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers.

Selling, general and administrative expenses increased approximately $243 thousand, or 6%, for the first half of fiscal 2022 compared to the same period of fiscal 2021. This increase was primarily due to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher commission expense due to increased sales.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 10, 2022	By: /s/	Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)