Form 10-Q
period 2022-09-30
CREDITRISKMONITOR COM INC
filed 2022-11-10
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock $.01 par value – 10,722,401 shares outstanding as of November 10, 2022. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 and June 30, 2022 was $11,869,949 and $10,037,090 respectively.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$13,605,966	$12,381,521
Accounts receivable, net of allowance of $30,000	2,950,862	2,803,236
Other current assets	738,263	581,149

Total current assets	17,295,091	15,765,906

Property and equipment, net	501,446	606,193
Operating lease right-to-use asset	1,866,163	2,012,155
Goodwill	1,954,460	1,954,460
Other assets	81,182	86,714

Total assets	$21,698,342	$20,425,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,946,750	$9,520,226
Accounts payable	186,191	358,307
Current portion of operating lease liability	189,717	177,485
Accrued expenses	1,742,796	1,745,290

Total current liabilities	12,065,454	11,801,308

Deferred taxes on income, net	625,118	407,805
Unexpired subscription revenue, less current portion	158,568	127,124
Operating lease liability, less current portion	1,816,697	1,960,127

Total liabilities	14,665,837	14,296,364

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,877,917	29,824,242
Accumulated deficit	(22,952,636)	(23,802,402)

Total stockholders’ equity	7,032,505	6,129,064

Total liabilities and stockholders’ equity	$21,698,342	$20,425,428

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	2022	2021

Operating revenues	$4,547,708	$4,323,676

Operating expenses:
Data and product costs	1,644,489	1,519,860
Selling, general and administrative expenses	2,230,553	2,024,562
Depreciation and amortization	100,448	75,067

Total operating expenses	3,975,490	3,619,489

Income from operations	572,218	704,187
Other income	54,581	263

Income before income taxes	626,799	704,450
Provision for income taxes	(140,822)	(209,098)

Net income	$485,977	$495,352

Net income per share – Basic and diluted	$0.05	$0.05

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,758,349	10,756,727

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	2022	2021

Operating revenues	$13,335,927	$12,704,756

Operating expenses:
Data and product costs	5,117,975	4,721,331
Selling, general and administrative expenses	6,864,354	6,415,736
Depreciation and amortization	301,656	206,083

Total operating expenses	12,283,985	11,343,150

Income from operations	1,051,942	1,361,606
Other income	66,368	3,756

Income before income taxes	1,118,310	1,365,362
Provision for income taxes	(268,544)	(359,588)

Net income	$849,766	$1,005,774

Net income per share – Basic and diluted	$0.08	$0.09

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,760,397	10,772,447

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance July 1, 2021	10,722,401	$107,224	$29,786,923	$(26,655,684)	$3,238,463

Net income	-	-	-	495,352	495,352
Stock-based compensation	-	-	18,651	-	18,651

Balance September 30, 2021	10,722,401	$107,224	$29,805,574	$(26,160,332)	$3,752,466

Balance July 1, 2022	10,722,401	$107,224	$29,859,233	$(23,438,613)	$6,527,844

Net income	-	-	-	485,977	485,977
Stock-based compensation	-	-	18,684	-	18,684

Balance September 30, 2022	10,722,401	$107,224	$29,877,917	$(22,952,636)	$7,032,505

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

			Additional		Total
	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance January 1, 2021	10,722,401	$107,224	$29,760,533	$(27,166,106)	$2,701,651

Net income	-	-	-	1,005,774	1,005,774
Stock-based compensation	-	-	45,041	-	45,041

Balance September 30, 2021	10,722,401	$107,224	$29,805,574	$(26,160,332)	$3,752,466

Balance January 1, 2022	10,722,401	$107,224	$29,824,242	$(23,802,402)	$6,129,064

Net income	-	-	-	849,766	849,766
Stock-based compensation	-	-	53,675	-	53,675

Balance September 30, 2022	10,722,401	$107,224	$29,877,917	$(22,952,636)	$7,032,505

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	2022	2021

Cash flows from operating activities:
Net income	$849,766	$1,005,774
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	217,313	100,557
Depreciation and amortization	301,656	206,083
Operating lease right-to-use asset, net	14,795	20,678
Stock-based compensation	53,675	45,041
Changes in operating assets and liabilities:
Accounts receivable	(147,626)	284,589
Other current assets	(157,112)	94,607
Other assets	5,530	1,588
Unexpired subscription revenue	457,968	(432,411)
Accounts payable	(172,116)	(56,622)
Accrued expenses	(2,494)	(65,095)

Net cash provided by operating activities	1,421,355	1,204,789

Cash flows from investing activities:
Sale of available-for-sale securities – municipal bonds	-	458,237
Purchase of property and equipment	(196,910)	(271,712)

Net cash (used in) provided by investing activities	(196,910)	186,525

Net increase in cash and cash equivalents	1,224,445	1,391,314
Cash and cash equivalents at beginning of period	12,381,521	10,302,732

Cash and cash equivalents at end of period	$13,605,966	$11,694,046

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

The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2021 condensed balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

(2) Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the SEC have issued certain accounting pronouncements that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would significantly affect the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2022	2021	2022	2021

Data and product costs	$6,792	$7,093	$17,834	$17,855
Selling, general and administrative expenses	11,892	11,558	35,841	27,186

	$18,684	$18,651	$53,675	$45,041

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

The tables below set forth the Company’s cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$13,605,966	$-	$-	$13,605,966

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,381,521	$-	$-	$12,381,521

There were cash proceeds of $458,237 from the sale of available-for-sale securities for the period ended September 30, 2021.

Index
(6) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended September 30,		9 Months Ended September 30,
	2022	2021	2022	2021

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	237,000	278,100	237,692	278,100
LESS: Shares which could be repurchased under treasury stock method	(201,052)	(243,774)	(199,696)	(228,054)

Weighted average number of common shares outstanding – diluted	10,758,349	10,756,727	10,760,397	10,772,447

For the three and nine months ended September 30, 2022, the computation of diluted net income per share excludes the effects of the assumed exercise of 393,200 and 393,200 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

For the three and nine months ended September 30, 2021, the computation of diluted net income per share excludes the effects of the assumed exercise of 290,650 and 290,650 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

(7) Commitments and Contingencies

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business.  The Company records a liability when it believes that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated.  Based on the currently available information, the Company does not believe that there are claims or legal proceedings that would have a material adverse effect on the business, or the condensed financial statements of the Company.

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

Index
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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$13,606	$12,382
Accounts receivable, net	$2,951	$2,803
Working capital	$5,230	$3,964
Cash ratio	1.13	1.05
Quick ratio	1.37	1.29
Current ratio	1.43	1.34

As of September 30, 2022, the Company had $13.60 million in cash and cash equivalents, an increase of approximately $1.2 million from December 31, 2021. This increase was primarily the result of cash provided by operating activities of approximately $1.4 million and the purchase of equipment totaling approximately $197 thousand.

The main component of current liabilities at September 30, 2022 was unexpired subscription revenue of approximately $10 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Index
Results of Operations

	3 Months Ended September 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,547,708	100%	$4,323,676	100%

Operating expenses:
Data and product costs	1,644,489	36%	1,519,860	35%
Selling, general and administrative expenses	2,230,553	49%	2,024,562	47%
Depreciation and amortization	100,448	2%	75,067	2%
Total operating expenses	3,975,490	87%	3,619,489	84%

Income from operations	572,218	13%	704,187	16%
Other income, net	54,581	1%	263	0%

Income before income taxes	626,799	14%	704,450	16%
Provision for income taxes	(140,822)	(3%)	(209,098)	(5%)

Net income	$485,977	11%	$495,352	11%

Operating revenues increased approximately $224 thousand, or 5%, for the three months ended September 30, 2022 compared to the third quarter of fiscal 2021. This overall revenue growth resulted from price increases, an increase in subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $125 thousand, or 8%, for the third quarter of 2022 compared to the same period of fiscal 2021. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers.

Selling, general and administrative expenses increased approximately $206 thousand, or 10%, for the third quarter of fiscal 2022 compared to the same period of fiscal 2021. This increase was primarily due to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher commission expense due to increased sales.

	9 Months Ended September 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$13,335,927	100%	$12,704,756	100%

Operating expenses:
Data and product costs	5,117,975	38%	4,721,331	37%
Selling, general and administrative expenses	6,864,354	52%	6,415,736	50%
Depreciation and amortization	301,656	2%	206,083	2%
Total operating expenses	12,283,985	92%	11,343,150	89%

Income from operations	1,051,942	8%	1,361,606	11%
Other income, net	66,368	0%	3,756	0%

Income before income taxes	1,118,310	8%	1,365,362	11%
Provision for income taxes	(268,544)	(2%)	(359,588)	(3%)

Net income	$849,766	6%	$1,005,774	8%

Index
Operating revenues increased approximately $631 thousand, or 5%, for the nine months ended September 30, 2022 compared to the same period of fiscal 2021. This overall revenue growth resulted from price increases, an increase in subscription service revenue, attributable to increased sales to new and existing subscribers.

Data and product costs increased approximately $397 thousand, or 8%, for the nine months ended September 30, 2022 compared to the same period of fiscal 2021. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers.

Selling, general and administrative expenses increased approximately $449 thousand, or 7%, for the nine months ended September 30, 2022 compared to the same period of fiscal 2021. This increase was primarily due to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher commission expense due to increased sales.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 10, 2022	By:	/s/ Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)