Form 10-K
period 2022-12-31
CREDITRISKMONITOR COM INC
filed 2023-03-24
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements . ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 was $10,037,090. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 24, 2023.

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

In addition to historical information, the following discussion of the Company’s business and certain other statements in this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those factors discussed in the sections in this Annual Report on Form 10-K entitled “The CreditRiskMonitor Business”, “The Company’s Goals”, “Marketing and Sales”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

CreditRiskMonitor (see our website at www.creditriskmonitor.com; the contents of our website are not incorporated in, or otherwise to be regarded as part of this Annual Report on Form 10-K) sells a suite of web-based, SaaS subscription products providing access to comprehensive commercial credit reports, bankruptcy risk analytics, financial and payment information, and curated news on public and private companies worldwide.  The products help corporate credit and procurement professionals stay ahead of and manage financial risk more quickly, accurately, and cost-effectively. Our subscribers, including nearly 40% of the Fortune 1000 and well over a thousand other large corporations worldwide, use the Company’s timely news alerts, research, and reports on public and private companies to make important financial risk decisions.  The Company’s comprehensive commercial credit reports covering both public and private companies worldwide are published through its web-based platform and feature detailed analyses of financial statements, including ratio analysis and trend reports, and peer analysis.

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

The Company’s newest platform, SupplyChainMonitor™, leverages its financial risk analytics expertise to create a risk management solution built specifically for procurement, supply chain, sourcing, and finance personnel involved in the supplier lifecycle, risk assessment, and ongoing risk monitoring.  Users can assess counterparty risks at the aggregate and granular levels under a variety of categories including geography and industry, as well as customized, customer-specific configurations. The platform features mapping capabilities with real-time weather/natural disaster/power outage event overlays as well as customizable news notifications, reports, and charts.  The Company expects the driving forces for adoption of its new SupplyChainMonitor™ product are the material shifts away from globalization, offshoring, and logistical complexity mandated to support “just-in-time” inventory models due to geopolitical and macroeconomic pressures.  As businesses look to “nearshore,” “friendshore,” and relocate supply hubs away from regions with national security or concentration concerns, they will need extensive data on alternative suppliers and the financial stability of those alternatives.  The Company’s basic value proposition in this regard is to help our subscribers focus on finding suppliers that are financially durable as businesses with this basic attribute have more resources to support other key initiatives such as investing in Research & Development (“R&D”); Quality Assurance/Quality Control (“QA/QC”); asset replenishment through capital expenditure in excess of depreciation; cyber security infrastructure; Environmental, Social, & Governance (“ESG”) initiatives; and/or Diversity, Equity, & Inclusion (“DEI”) initiatives.

To help subscribers to either platform prioritize and monitor risk, the reports offer the Company’s proprietary FRISK® and PAYCE® scores (measures of financial distress tied to the probability of bankruptcy, powered by Artificial Intelligence including machine learning, clustering, natural language processing, and deep neural network technology), as well as the well-known Altman Z” default score, and corporate issuer ratings from key Nationally Recognized Statistical Rating Organizations (“NRSROs”). The FRISK® scoring model also features aggregate sentiment inputs based on the crowdsourced usage behaviors of our subscribers.  The incorporation of this proprietary signal improved the model’s classification of risk and boosts the overall accuracy through the lowering of the false positive rate for the riskiest corporations. We believe the FRISK® score, which can predict public company bankruptcy risk with 96%1 accuracy within the next 12 months, is the only analytic featuring such inputs in the industry and is trained on our unmatched depth of proprietary usage data.  CreditRiskMonitor’s crowdsourced usage behavior specifically identifies the shift in aggregate sentiment among the issuers of trade credit and therefore assists in the monitoring of the most critical situations when trade credit-based working capital liquidity can dry up.  With so much trade credit being utilized in the market, CreditRiskMonitor’s SaaS subscription products, featuring its 96% predictive FRISK® bankruptcy analytic for public companies and its 80%1 predictive PAYCE® bankruptcy analytic for private companies, are emerging as critical for the accurate evaluation and monitoring of counterparty bankruptcy risk for many subscribers.

1 Claim based on back testing of the model on U.S. companies and continued performance checks to validate if the score indicated “high risk” (a score less than 5) at least 3 months prior to a subject company bankruptcy filing.

CreditRiskMonitor’s reports, on either platform, include company background information, trade payment information, as well as public filings (i.e., suits, liens, judgments, and bankruptcy information) on millions of companies around the world. To keep subscribers current with changing risk conditions, the Company uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the financial stability of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score changes, credit limit alerts, financial statement updates, U.S. Securities and Exchange Commission (“SEC”) filings, and changes in agency ratings. All news items are filtered to assure the stories have financial relevance and materiality.  On U.S. banks, reports include financial data from the Federal Financial Institutions Examination Council (“FFIEC”) call reports.

CreditRiskMonitor’s namesake SaaS product is most often purchased to review the risks of extending trade credit by a company to its corporate customers. Within a midsized or large corporation, there is often a professional whose responsibility is managing this credit (often together with managing collections of the company’s accounts receivable). CreditRiskMonitor believes that, with the long-term downsizing of corporations and the related reductions in credit departmental budgets and personnel, corporate credit professionals have to do more with less. It is also notable that trade credit decisions are often made under intense time pressure. Simultaneously, the Company believes, there has been explosive growth in the volume of data about large businesses. Credit professionals are often faced with an overwhelming amount of available data concerning their most important customers, while the time for research and analysis is severely limited. CreditRiskMonitor’s products are designed to save them time, money, and effort by prioritizing their risk and helping them automatically stay up to date as conditions change.

Many of the Company’s subscribers use its SaaS subscription products, CreditRiskMonitor and SupplyChainMonitor, for managing the financial risk of relationships with suppliers and/or “counterparties” with whom they both buy and sell. Strategic planning is another use of the Company’s products. In the last recession and the COVID-19 pandemic, risks to the “supply chain” became a prominent focus of management concern. Companies were reminded that while the financial distress of a single important customer might jeopardize a large receivable associated with that account, the financial distress of a single important supplier can shut down an entire factory and jeopardize a company’s entire revenue stream. The Company’s revenue from existing subscribers who have added users responsible for procurement functions and new subscribers whose usage is entirely related to supply chain use cases is a growing percentage of total revenue.

In its 2022 10-K Filing, Dun & Bradstreet Holdings, Inc. (“Dun & Bradstreet”), our major competitor, disclosed that it generated approximately $866.9 million from its Finance & Risk business (i.e., credit, supply chain, and legal/regulatory information services) in North America (i.e., U.S. and Canada) and $419.1 million the rest of the world, total approximately $1,286 million for 2022, which we believe serves a similar mix of business functions. The remaining market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the Total Addressable Market (“TAM”). A review of D&B’s historical performance in its Financial & Risk business (previously known as Risk Management Solutions prior to the take-private transaction in 2018) shows very limited revenue growth during the period from 2005 to 2017 which the Company believes is a reflection of the unprecedented intervention in credit markets by governments and central banks around the world to artificially maintain low interest rates.  This world-spanning policy significantly reduced the number of corporate bankruptcies during this period, damaging the perception of risk within the commercial credit market and putting downward pressure on businesses that provided services and data related to the mitigation of such events.  Given the inflationary environment in 2022, the corresponding tightening of interest rates by central banks, and the number of businesses with limited ability to cover their interest expenses with earnings, the Company expects that the number of corporate bankruptcies will at worst return to long-term average levels which will support the need for the Company’s solutions.

CreditRiskMonitor’s annual fee, SaaS subscription products represented over 99% of its fiscal 2021 and 2022 operating revenues. These products are sold to a diverse subscriber base with no single subscriber representing more than 1% of 2021 and 2022 operating revenues. Accordingly, the Company is not dependent on a single subscriber nor is the Company dependent on a few large subscribers, such that a loss of any individual subscriber would have a material adverse effect on its financial condition or results of operations.

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

Further, hundreds of subscribers and non-subscribers provide us with confidential data from their accounts receivable systems that we parse, process, aggregate, and report, so subscribers can see how their counterparties are paying the invoices of other suppliers, without disclosing the specific contributors of this information (the “Trade Contributor Program”).  The Trade Contributor Program’s current trade credit file is nearly $3 trillion of transaction data annually.

CreditRiskMonitor’s products are the result of management’s experience in the commercial credit industry, third-party financial risk assessment, and ongoing research concerning the information needs of corporate credit and purchasing/procurement departments. These factors have enabled CreditRiskMonitor to satisfy its subscribers’ needs for timely, efficient, and low-cost financial risk information services. CreditRiskMonitor sells the following SaaS subscription products for analyzing commercial financial risk: CreditRiskMonitor and SupplyChainMonitor. Additional products, summarized below, are add-ons or enhancements to these base subscription products meaning that subscribers must have an active base subscription to access them.

(1)
The CreditRiskMonitor product provides subscribers with unlimited usage and coverage of public and private companies, featuring multi-period spreads of financial reports and ratio analysis, credit risk scores, payment-behavior scores, trend reports, peer analysis, credit limit recommendations, as well as up-to-date financial news screened specifically for materiality in credit evaluation. Another feature of the product is the notification and delivery of this news via email, concerning only companies of interest to the subscriber. This feature is supplemented with trade receivable data contributed through the Company’s Trade Contributor Program, as well as U.S. public-record filing information (i.e., suits, liens, judgments, and bankruptcy information) covering millions of public and private U.S. companies.  The product is delivered via a web platform and in a highly structured way, enabling the tracking of subscriber’s usage information for over 15 years, through many financial shifts.

Subscribers can purchase a more limited version of the CreditRiskMonitor product with coverage of just U.S., Canadian, Mexican, and Caribbean companies (the “North American Service”) for a lower annual fee.  The flagship version of the product (the “Worldwide Service”) covers all public and millions of private non-financial companies internationally.

Subscribers can purchase expanded U.S. private company coverage (the “U.S. Private Data Enhancement”) for an additional annual fee.  The U.S. Private Data Enhancement provides access to third-party financial distress scores on 3 million private U.S. companies.

Subscribers to the Worldwide Service can purchase expanded European private company coverage (the “European Private Data Enhancement”) for an additional annual fee.  The European Private Data Enhancement provides access to data covering 10 European countries, over 300,000 additional private company FRISK® scores, over 1.2 million Altman Z”-Scores, and over 9 million businesses with financial statements.

(2)
The SupplyChainMonitor product provides subscribers with interactive tools to monitor and manage their company’s supply chain risks at the aggregate and granular levels.   With easy-to-use filtering and built-in views, the product offers concise dashboards with drill-down capabilities to examine counterparty risk across categories including geography, industry, and financial risk level, plus subscriber-provided metadata classes such as criticality and direct/indirect.  The product provides functions to easily view supplier locations on a world map, which supports real-time weather, natural disaster, and power outage event overlays. Material news, weather, and other risk alerts and monitoring can be configured as immediate or daily digest push notifications.  Fully customizable company reports provide rich financial insights and charting including the industry-leading 96%-accurate FRISK® score, analyst-informed questions for at-risk counterparties, NRSROs ratings, over 40 unique financial ratios, and much more.  With records on just over 30 million businesses worldwide, predictive risk scores on approximately 5 million, and tier-2 payment data on about 4 million businesses, the SupplyChainMonitor product provides actionable insights for procurement risk management. Enhanced peer analysis tools allow comparisons of up to 5 companies over time across financial ratios and risk scores, simplifying bid reviews and alternative source investigations.  Macro-level risk information on 180 countries across 10 risk categories and powered by the Economist Intelligence Unit is included to assist in sourcing strategy when examining geopolitical, legal, labor, tax, and security risks.

This platform is only offered with worldwide coverage and includes the U.S. Private Company Data Enhancement with third-party financial distress scores on 3 million private U.S. businesses.  Subscribers can purchase the European Private Data Enhancement for an additional annual fee which provides the same enhanced coverage available in the CreditRiskMonitor product.

(3)
The Credit Limit Service product, an add-on subscription service available on the CreditRiskMonitor platform product, helps subscribers manage credit line limits for their customers, in light of changes in the customers’ financial strength. Available since 2007, this interactive product monitors daily changes in a customized recommended credit limit for each customer and generates alert messages to subscribers as requested, so they can take immediate action when a customer’s circumstances change. The Credit Limit Service is fully integrated with the CreditRiskMonitor platform produce, allowing subscribers to engage in deep analysis when specific credit line limits are questioned or further explanations are required. The additional fee is based, in part, on the number of companies evaluated during the annual subscription period, and includes email monitoring alerts.

(4)
The Financial Statement Processing (“FSP”) product, an add-on subscription service available on either platform product, provides subscribers a flexible option to help ease their process in the data entry and standardization of private company financial statements, as well as provides private company FRISK® scores featuring accuracy levels in the 90%+ range[1] and peer analysis to public company comparables.  The FSP product is sold in blocks of 10 credits, with a single credit used for each counterparty processed during the annual subscription period.  Credits expire at the end of each annual subscription period.

(5)
Confidential Financial Statement Tool (“CFS Tool”) product, an add-on subscription service available on either platform product, provides subscribers a flexible option to help ease their process in the standardization of private company financial statements and provides private company FRISK® scores featuring accuracy levels in the 90%+ range[1] and peer analysis to public company comparables.  This product is offered at a lower cost per private counterparty processed than the FSP product, as the subscriber is responsible for the data entry of the private counterparty statements via forms on the Company’s web-based platform. The additional fee is based on subscriber usage.

(6)
Confidential Financial Statement Portal (“CFS Portal”) product, an add-on subscription service available on either platform product, allows subscribers to invite their private company counterparties to enter or upload confidential financial statements via the Company’s secure web portal so they can be standardized and scored to provide private company FRISK® scores featuring accuracy levels in the 90%+ range[1] and peer analysis to public company comparables.  This product is offered at a lower cost per private counterparty processed than the FSP product, as the subscriber’s counterparty is responsible for the data entry or upload of the private counterparty statements via forms on the Company’s web-based platform. The CFS Portal product is sold in blocks of 10 credits, with a single credit used for each counterparty processed during the annual subscription period.  Credits expire at the end of each annual subscription period.

Both platform products feature the Company’s proprietary credit scores: the FRISK® score and the PAYCE® score. These proprietary scores indicate the level of financial distress, by predicting the probability of bankruptcy within the next 12 months at public and private companies, respectively. The scores provide subscribers with a fast, consistent method for identifying those companies at the greatest risk.

(a)
The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a structural statistical model back-tested using company data and bankruptcies. Many experienced and knowledgeable credit and risk professionals use the Company’s Fundamental Service routinely to analyze the companies with whom they do business. The Company has collected anonymous usage information from its subscribers since 2003 and was able to develop an independently predictive, corporate bankruptcy risk model trained on this aggregated data.  The Company’s modeling confirmed that when its subscribers are concerned with a risky company, they investigate that company more closely, in distinct behavioral patterns. When such patterns occur in aggregate, the herd signal is predictive of increased bankruptcy risk. Essentially, when credit professionals start looking more closely as a group, there is usually a growing concern that can result in the reduction or even elimination of trade credit extension, specifically at one of the most critical financing times for a corporation. In 2016, the FRISK® score was retrained and augmented to include this proprietary, aggregate sentiment input.  The resulting enhanced FRISK® score more accurately classifies the risk level of the riskiest corporations and can predict public company bankruptcy risk with 96% accuracy within 12 months. The accuracy level of the FRISK® score is monitored, at least annually, by our Quality Assurance and Data Science teams and has maintained or surpassed its benchmark 96% accuracy since 2016. Calculation of the FRISK® score involves preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company, as well as sophisticated algorithms and weighting techniques that are proprietary Company trade secrets. It appears that CreditRiskMonitor is the only company currently using crowdsourcing of subscriber activity in generating a financial risk score. In 2022, the FRISK® score covered approximately 300,000 public and private companies worldwide representing over $100 trillion in corporate revenue.

(b)
The PAYCE® score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment data collected and processed through the Company’s Trade Contribution Program, U.S. federal tax lien data, and more to deliver an 80% accurate score on approximately 330,000 private companies in the United States and Canada. Unlike other payment-based models that summarize past dollar-weighted payment performance for estimating bankruptcy risk, a PAYCE® score is only calculated when there is both a sufficient number of trade contributors and trade lines on a company for the analysis. The Company believes that the model covers the vast majority of U.S. private companies with $5 million or more annual revenue[2]. Among all reported bankruptcies, about half land in the highest risk categories that represent only 2.5% of the coverage population.

The viability and potential of CreditRiskMonitor’s business are made possible by the following characteristics:

•
Low price. The prices of CreditRiskMonitor’s SaaS subscription products are low as compared to a subscriber’s possible losses from not being paid by a customer or being unable to secure critical inventory/services from a supplier, and are low compared to the cost of most competitive third party financial risk analysis products.

2 Based on data published by the North American Industry Classification System (“NAICS”) Association on the number of U.S. businesses with annual sales ranges greater than or equal to $5 million and the number of U.S. public companies it follows

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost-effectively, as compared to competitive services, should gain market share in most business environments and especially during an economic downturn. In a contracting business environment, many companies face increasing price competition, which should accelerate their shift to lower-cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and recurring revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBOs, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. It is difficult to get a complete or very accurate number of the totals, but according to the Bank for International Settlements, as of June 2022, the notional value of Over-the-Counter Credit Default Swap Derivatives was $632 trillion[3]. For perspective, the world GDP estimate for the full year is approximately $99 trillion and the market value of all worldwide domestic equity as of 3Q-2022 was approximately $111 trillion[4]. Thus, publicly-listed companies and private companies with public debt have a vulnerability to business cycle contraction and the attendant market risks for interest rates and stock markets. Large over-the-counter debt and generally high market uncertainty indicate continued high risk and complexity in extending commercial trade credit to many companies putting a premium on the speed and analytic strength of CreditRiskMonitor’s products.

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

3 As reported by the Bank of International Settlements (“BIS”) in a Statistical Release on November 30, 2022
4 As reported by the Securities Industry and Financial Markets Association (“SIFMA”) in its Research Quarterly Report on Equities issued on October 19, 2022

The Company’s Goals

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

•
Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality, content, and new products. Also, revenue per subscriber should increase over time as the Company sells additional seat licenses (upsell) and products (cross-sell) to existing subscribers.  The Company’s SupplyChainMonitor product is a clear example of this goal as it is offered at a higher price point with additional functionality and content.

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

Value Proposition

The Company’s fundamental value proposition is that it creates and sells high-quality, industry-leading commercial financial risk reports featuring analytics with the highest accuracy levels in the market that help busy risk professionals stay ahead of financial risk quickly, easily, and precisely, at a competitive cost to those from the leading provider. Because Dun & Bradstreet has the largest share of the commercial credit market, their flagship product, DNBi, is the standard by which the market measures both quality and price. The Company’s research shows that its subscribers overwhelmingly agree that CreditRiskMonitor’s products save them time, help them to make better credit decisions, and represent a significant value for the price paid compared to its competitors.

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

Employees

As of February 1, 2023, the Company had approximately 90 employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

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

The Company’s Common Stock is traded on the OTC Markets OTCQX U.S. under the symbol “CRMZ”. The following table sets forth the high and low closing bid quotations reported on the OTCQX for each calendar quarter of 2021 and 2022. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2021
First Quarter	$2.65	$2.18
Second Quarter	$3.29	$2.30
Third Quarter	$2.57	$1.90
Fourth Quarter	$2.02	$1.63

2022
First Quarter	$2.56	$1.72
Second Quarter	$2.55	$2.05
Third Quarter	$2.31	$1.94
Fourth Quarter	$2.41	$1.99

On March 1, 2023, there were approximately 156 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2022 and 2021, the Company did not declare a cash dividend.

The Company did not repurchase any of its common stock during the year ending 2022.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our subscribers’ need for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2023 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Cash and cash equivalents	$9,867	$12,382
Held-to-maturity securities	$4,028	$-
Accounts receivable, net	$3,500	$2,803
Working capital	$5,416	$3,964
Cash ratio	0.78	1.04
Quick ratio	1.38	1.28
Current ratio	1.43	1.32

The Company has invested some of its excess cash in cash equivalents, held to maturity debt securities, and marketable securities. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities, or held-to-maturity securities.

As of December 31, 2022, the Company had $9.87 million in cash and cash equivalents, a decrease of approximately $2.51 million from December 31, 2021. This decrease was primarily the result of cash provided by operating activities of approximately $1.8 million and cash used in investing activities of approximately $4.3 million.

The main component of current liabilities at December 31, 2022 was unexpired subscription revenue of $9.98 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.  The Company has no debt, and expects to meet the current and long term lease obligations for office space using operating cash flows.  The Company maintains an adequate cash balance to meet the Company’s material cash requirements.

The Company has no bank lines of credit or other currently available credit sources.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2022 vs. 2021
	Year Ended December 31,
	2022		2021
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$17,979,317	100%	$17,065,132	100%

Operating expenses:
Data and product costs	6,984,729	39%	6,332,091	37%
Selling, general and administrative expenses	9,040,767	50%	8,134,694	48%
Depreciation and amortization	382,342	2%	296,299	2%
Total operating expenses	16,407,838	91%	14,763,084	87%

Income from operations	1,571,479	9%	2,302,048	13%
Gain on forgiveness of bank loan	-	-	1,561,500	9%
Other income, net	180,762	1%	9,962	0%

Income before income taxes	1,752,241	10%	3,873,510	23%
Provision for income taxes	(392,003)	(2%)	(509,806)	(3%)

Net income	$1,360,238	8%	$3,363,704	20%

Operating revenues increased approximately $0.9 million, or 5%, for fiscal 2022 over the prior year. This overall revenue growth resulted from an increase in SaaS subscription products revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $653 thousand, or 10%, for fiscal 2022 compared to fiscal 2021. This increase was due primarily to (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to price increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses increased approximately $0.9 million, or 11%, for fiscal 2022 compared to fiscal 2021. This increase was due to more commissions being paid out in 2022 due to sales of newer product offerings, higher salary expenses, higher marketing expenses from exhibiting at trade shows, and sales enablement software.

In 2021 The Company’s PPP loan was forgiven by the Small Business Administration resulting in a gain of $1.56 million.

Other income increased approximately $171 thousand for fiscal 2022 compared to fiscal 2021. This increase was due to higher return received on the Company’s money market fund holdings compared to fiscal 2021.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff, and to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2024 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2024 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing subscribers, attract new subscribers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime, cybersecurity breaches, or Internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating the Company’s business, operations and infrastructure, (xii) governmental regulation and taxation policies, (xiii) disruptions in service by common carriers due to strikes or otherwise, (xiv) risks of fire or other casualty, (xv) litigation costs or other unanticipated expenses, (xvi) interest rate risks and inflationary pressures, and (xvii) general economic conditions and economic conditions specific to the Internet and online commerce.

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

Valuation of goodwill -- Goodwill requires critical accounting estimates in the evaluation of the Company’s assets which are subject to depreciation and valuation judgements.  In addition, the Company uses the publicly traded stock price to estimate fair value, which is subject to market fluctuations and change. See the information in Note 2 to the financial statements under the caption “Goodwill” for accounting polices related to the calculation of goodwill.

Income taxes -- The calculation of income taxes requires critical accounting estimates in budgeting expenses, estimating sales figures, and forecasting staffing and technology needs for the upcoming year, all of which are constantly subject to change as the year progresses. See the information in Note 2 to the financial statements under the caption “Income Taxes” for accounting polices related to the calculation of income taxes.

Recently Issued Accounting Standards

The information set forth under Note 2 to the financial statements under the caption “Recently Issued Accounting Standards” is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CreditRiskMonitor.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Melville, New York

March 24, 2023

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2022 and 2021

	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$9,866,628	$12,381,521
Held-to-maturity securities – treasury bills	4,028,565	-
Accounts receivable, net of allowance of $30,000	3,500,259	2,803,236
Other current assets	656,379	581,149

Total current assets	18,051,831	15,765,906

Property and equipment, net	481,804	606,193
Operating lease right-of-use asset	1,816,505	2,012,155
Goodwill	1,954,460	1,954,460
Other assets	163,470	86,714

Total assets	$22,468,070	$20,425,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,980,092	$9,520,226
Accounts payable	245,854	358,307
Current portion of operating lease liability	193,953	177,485
Accrued expenses	2,216,376	1,745,290

Total current liabilities	12,636,275	11,801,308

Deferred taxes on income, net	332,566	407,805
Unexpired subscription revenue, less current portion	163,320	127,124
Operating lease liability, less current portion	1,766,174	1,960,127

Total liabilities	14,898,335	14,296,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,904,675	29,824,242
Accumulated deficit	(22,442,164)	(23,802,402)

Total stockholders’ equity	7,569,735	6,129,064

Total liabilities and stockholders’ equity	$22,468,070	$20,425,428

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2022 and 2021

	2022	2021

Operating revenues	$17,979,317	$17,065,132

Operating expenses:
Data and product costs	6,984,729	6,332,091
Selling, general and administrative expenses	9,040,767	8,134,694
Depreciation and amortization	382,342	296,299

Total operating expenses	16,407,838	14,763,084

Income from operations	1,571,479	2,302,048
Other income:
Gain on forgiveness of bank loan	-	1,561,500
Other income, net	180,762	9,962

Income before income taxes	1,752,241	3,873,510
Provision for income taxes	(392,003)	(509,806)

Net income	$1,360,238	$3,363,704

Net income per share:
Basic	$0.13	$0.31
Diluted	$0.13	$0.31

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2021	10,722,401	$107,224	$29,760,533	$(27,166,106)	$2,701,651

Net income	-	-	-	3,363,704	3,363,704
Stock-based compensation	-	-	63,709	-	63,709

Balance December 31, 2021	10,722,401	107,224	29,824,242	(23,802,402)	6,129,064

Net income	-	-	-	1,360,238	1,360,238
Stock-based compensation	-	-	80,433	-	80,433

Balance December 31, 2022	10,722,401	$107,224	$29,904,675	$(22,442,164)	$7,569,735

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022 and 2021

	2022	2021

Cash flows from operating activities:
Net income	$1,360,238	$3,363,704
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on forgiveness of bank loan	-	(1,561,500)
Amortization of bond discount	(27,131)	-
Deferred income taxes	(75,239)	74,373
Depreciation and amortization	382,342	296,299
Operating lease	18,166	26,055
Stock-based compensation	80,433	63,709
Changes in operating assets and liabilities:
Accounts receivable, net	(697,023)	(245,793)
Other current assets	(75,230)	7,923
Other assets	(76,757)	(1,821)
Unexpired subscription revenue	496,063	(196,603)
Accounts payable	(112,453)	228,219
Accrued expenses	471,086	(77,196)

Net cash provided by operating activities	1,744,495	1,977,369

Cash flows from investing activities:
Sale of available-for-sale securities – municipal bonds	-	458,237
Purchase of held-to-maturity securities – treasury bills	(4,001,434)	-
Purchase of property and equipment	(257,954)	(356,817)

Net cash (used in) provided by investing activities	(4,259,388)	101,420

Net (decrease) increase in cash and cash equivalents	(2,514,893)	2,078,789
Cash and cash equivalents at beginning of year	12,381,521	10,302,732

Cash and cash equivalents at end of year	$9,866,628	$12,381,521

Supplemental disclosure of cash flow information:
Cash paid, net during the year for:
Income taxes	$395,000	$356,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued certain other accounting pronouncements as of December 31, 2022 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance FASB Accounting Standards Update (“ASU”) ASU No. 2017-04. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year.  The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company concluded that there was no impairment to goodwill in the 2022 or 2021 fiscal years.

Long-Lived Assets

The Company reviews its long-lived amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2022 and 2021, management believes no impairment of long-lived assets has occurred.

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

Net Income Per Share

Net income per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted net income per share is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options (see Note 9).

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Marketable Securities

All marketable securities are classified as held-to- maturity and are carried at amortized cost. Realized gains, losses, amortization of premiums and discounts, interest and dividend income are included in interest and other income.

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

The Company, in accordance with ASU 2016-01, classifies its debt securities as “held-to-maturity” and are recorded at a discount.  Realized gains on held-to-maturity debt securities are amortized and reported in other income until their maturity date.

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

The Company closely monitors the extension of credit to its subscribers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts of $30,000 as of December, 31, 2022 and 2021, based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2022 nor 2021.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company’s cash, cash equivalents and marketable securities are stated at fair value. The carrying value of accounts receivable, other current assets, accrued expensed, and accounts payable approximates fair market value because of the short maturity of these financial instruments.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

All held-to-maturity securities as of December 31, 2022 were US treasury and federal bonds. Investments in these bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of December 31, 2022 and 2021, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,866,628	$-	$-	$9,866,628
Held-to-maturity securities	4,028,565	-	-	4,028,565
	$13,895,193	$-	$-	$13,895,193

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,381,521	$-	$-	$12,381,521

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of December 31, 2022.

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

NOTE 4 - MARKETABLE SECURITIES

Based upon the Company’s intent and ability to hold its US Treasury and federal bond securities to maturity (which maturities range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value.  Accrued bond interest receivable as of December 31,2022 is $5,240.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The following table summarizes the cost and fair value of marketable securities at December 31, 2022 is as follows:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

Held-to-maturity securities
US Treasuries	$4,028,565	$56,435	$4,085,000

Maturities of marketable securities were as follows at December 31, 2022:

Held-to-maturity securities
Due in one year or less	$4,028,565

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities and federal bonds. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of December 31, 2022.

NOTE 5 - INCOME TAXES

The Company’s income tax (benefit) expense consisted of the following:

	2022	2021
Current:
Federal	$449,194	$420,109
State	18,048	15,324
Deferred:
Federal	(70,613)	63,060
State	(4,626)	11,313

	$392,003	$509,806

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The actual tax (benefit) expense for 2022 and 2021 differs from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2022	2021

Computed “expected” expense	$367,452	$813,312
Permanent differences	15,685	(329,906)
State and local income tax expense	13,137	34,493
True-up of current taxes	3,709	(51,039)
True-up of deferred taxes	(6,158)	34,392
Change in state apportionment	(1,822)	8,554

Income tax expense	$392,003	$509,806

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets (liabilities) at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:

Stock options	$21,654	$19,711
Accrued vacation	91,161	86,176
Bad debt allowance	6,546	6,576
Deferred revenue	1,222	2,161
Deferred rent	25,982	22,121
Other	46,228	6,982

Total deferred tax assets	192,793	143,727

Deferred tax liabilities:
Goodwill	(426,433)	(428,402)
Fixed assets	(98,926)	(123,130)

Total deferred tax liabilities	(525,359)	(551,532)

Net deferred tax liabilities	$(332,566)	$(407,805)

NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common Stock

At December 31, 2022 and 2021, there were 627,600 and 568,650 shares, respectively, of the Company’s authorized common stock were reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2022 and 2021, the Company does not have any preferred stock outstanding.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Stock Options

As of December 31, 2022, the Company has two stock option plans: the 2009 Long-Term Incentive Plan (“2009 Plan”) which ended in 2019, and the 2020 Long-Term Incentive Plan (“2020 Plan”).

Both the 2009 and the 2020 Plan authorize the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under the 2009 Plan was 1,000,000 shares of common stock, and the 2020 Plan was 1,000,000 shares of common stock. At December 31, 2022, there were options outstanding for 311,000 shares of common stock under the 2009 Plan, and 316,600 shares of common stock under the 2020 Plan. As of December 31, 2021, there were options outstanding for 356,100 shares of common stock under the 2009 Plan, and 212,550 shares of common stock under the 2020 Plan.

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

Transactions with respect to the Company’s stock option plans for the years ended December 31, 2022 and 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	575,750	$2.17
Granted	30,550	2.36
Expired	(30,550)	4.81
Forfeited	(7,100)	3.11

Outstanding at December 31, 2021	568,650	$2.02
Granted	110,000	2.03
Expired	(40,300)	2.32
Forfeited	(10,750)	2.36

Outstanding at December 31, 2022	627,600	$2.00

As of December 31, 2022, there were 683,400 shares of common stock reserved for the granting of additional options.  The 2009 Plan expired at the end of 2019 and no additional options could be granted.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the years ended December 31:

	2022	2021

Data and product costs	$27,765	$24,974
Selling, general and administrative costs	52,668	38,735

	$80,433	$63,709

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

The fair value of options granted during the year ended December 31, 2021 was $31,809. The fair value of options granted during the year ended December 31, 2022 was $139,782. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2022	2021
Risk-free interest rate	1.91%	0.28%
Expected volatility factor	71.09%	61.97%
Expected dividends	0.00	0.00
Expected life of the option (years)	6.32	3.51

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	324,500	6.95	$1.59	21,920	$1.68
$ 2.01 - $ 3.00	298,100	4.32	$2.41	77,725	$2.63
$ 3.01 - $ 6.00	5,000	3.08	$4.00	3,000	$4.00

	627,600	5.67	$2.00	102,645	$2.46

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.40 and $1.69 as of December 31, 2022 and 2021, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2022 and 2021 was $297,725 and $45,492, respectively.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2022, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $413,924. This cost will be amortized over a weighted average term of 4.79 years and will be adjusted for subsequent changes in estimated forfeitures.

A summary of the status of the Company’s non-vested options and changes during the year ended December 31, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	486,740	$1.03
Granted	110,000	1.27
Vested	(64,535)	1.23
Terminated or expired	(7,250)	1.22
Non-vested, end of year	524,955	$1.05

Share Repurchase Program

In January of 2022 the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $1,000,000 of the Company’s outstanding common stock. The Company has not repurchased any shares under this program.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2022	2021

Computer equipment and software	$2,288,532	$2,046,958
Furniture and fixtures	544,021	536,535
Leasehold improvements	284,746	275,853
	3,117,299	2,859,346
Less accumulated depreciation and amortization	(2,635,495)	(2,253,153)

	$481,804	$606,193

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 8 - OPERATING LEASE

The following table reconciles the undiscounted cash flows for the Company’s operating lease at December 31, 2022 to the operating lease liability recorded on the balance sheet:

2023	$278,985
2024	287,355
2025	295,975
2026	304,855
2027	314,000
Thereafter	854,223
Total future undiscounted lease payments	2,335,393
LESS: Imputed interest	(375,266)
Present value of lease liability	$1,960,127

Current portion of operating lease liability	$193,953
Non-current portion of operating lease liability	1,766,174
$1,960,127

Total rent expense for the years ended December 31, 2022 and 2021 was $289,024 and $289,024, respectively. The weighted average incremental borrowing rate and weighted average remaining term for the operating leases was 4.54% and 7.5 years, respectively.

NOTE 9 - NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	2022	2021

Net income	$1,360,238	$3,363,704

Weighted average common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	237,000	278,100
Less: Shares which could be repurchased under treasury stock method	(198,511)	(241,642)
Weighted average common shares outstanding – diluted	10,760,890	10,758,859

Net income per share:
Basic	$0.13	$0.31
Diluted	$0.13	$0.31

For fiscal 2021, the computation of diluted net income per share excludes the effects of 290,550 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

For fiscal 2022, the computation of diluted net income per share excludes the effects of 390,600 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 10 - RELATED PARTY TRANSACTION

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business.  The Company records a liability when it believes that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated.  Based on the currently available information, the Company does not believe that there are claims or legal proceedings that would have a material adverse effect on the business, or the financial statements of the Company.

NOTE 12 - BANK LOAN

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

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

N/A.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the Company.

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	82	Chairman of the Board/Chief Executive Officer	1983
Michael I. Flum	36	President/Chief Operating Officer	2019
Steven Gargano	46	Senior Vice President/Chief Financial Officer	2020
Andrew J. Melnick	81	Director	2005
Richard Lippe	84	Director	2020
Joshua M. Flum	53	Director	2007

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

Steven Gargano, CPA joined the Company in January 2020 as Senior Vice President and was elected to Senior Vice President and Chief Financial Officer in April 2020. Mr. Gargano has more than 20 years of experience in financial services, product development, workflow optimization, operations, customer experience, and financial technology. Prior to joining CreditRiskMonitor, he was the Managing Director and Head of Financial Information & Risk Analysis for over $12B in assets at 1199SEIU Pension and Benefit Funds. Before that, he served as a Senior Managing Director and Head of Product Development and Customer Support for U.S. Bancorp Fund Services’ Alternative Investment Solutions division. Prior to that, he was the Managing Director and Head of the Planning, Strategy, and Implementation Group for the Accounting, Finance, and Back Office groups at Mariner Investment Group, a $10B asset manager. Prior to joining Mariner, he worked at Deloitte & Touche within the firm's Investment Management Business Advisory Services consulting group in New York. Prior to that, he held the Product Controller position at Gabelli Asset Management responsible for managing the middle office and its functions for all alternative products and their respective trading activities. He started his career at Arthur Andersen working as an auditor in the Financial Service Industry Asset Management & Capital Markets Group specializing in brokerage and hedge funds. Recently, he served as Head of Finance & Operations for financial technology platforms specializing in creating technology and service models for private equity, hedge fund, wealth management, and service providers. Mr. Gargano is a graduate of Harvard Business School. In addition, he graduated from Cornell University’s College of Business in Applied Economics, Management, and Accounting.

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

Joshua M. Flum has been a Director since September 2007. He is currently a Managing Partner at LRVHealth, an early-stage healthcare venture capital platform. Prior to this role, Mr. Flum spent nearly two decades at CVS Health holding senior leadership roles in strategy, operations, and technology where he led a broad set of transformational activities, ranging from the integration of CVS Health and Aetna to the founding of CVS Health Ventures. He departed CVS Health in 2022 as Executive Vice President, Chief Strategy & Business Development Officer. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. He then joined the Boston Consulting Group where his work focused on the consumer and retail practice area. Mr. Flum is the son of Jerome Flum.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2022, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		Bonus (1)		Option Awards (2)	All Other Compensation	Total
Jerome S. Flum, Chairman and Chief Executive Officer	2022 2021	$ $	150,000 150,000	$ $	0 0	- -	- -	$ $	150,000 150,000
Michael I. Flum, President	2022 2021	$ $	184,193 180,820	$ $	33,000 12,000	$6,617 -	- -	$ $	223,810 192,820
Steven Gargano, Chief Financial Officer	2022 2021	$ $	189,800 185,400	$ $	38,000 38,000	$720 -	- -	$ $	228,520 223,400

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

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year:

GRANTS OF PLAN-BASED AWARDS
		Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Jerome S. Flum	N/A	N/A	N/A	N/A	N/A
Michael I. Flum	1/28/2022	N/A	30,000	$1.85	55,500
Steven Gargano	1/28/2022	N/A	4,000	$1.85	7,400

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2022:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jerome S. Flum	-0-	-0-	-0-	-0-	N/A
Michael I. Flum	-0-	50,000	-0-	$1.45	10-24-29
	-0-	25,000	-0-	$2.19	10-29-29
	-0-	30,000	-0-	$1.85	01-28-32
Steven Gargano	-0-	12,000	-0-	$1.80	07-29-29
	-0-	3,000	-0-	$2.19	10-29-29
	-0-	4,000	-0-	$1.85	01-28-32

The closing market price of the Company’s common stock on December 31, 2022 was $2.40 per share.

The options under the above grants may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective January 1, 2016, non-employee directors receive $1,000 per quarter or a total of $4,000 per calendar year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Andrew J. Melnick	$4,000	$1,934	$5,934
Joshua M. Flum	$4,000	$6,153	$10,153
Richard Lippe	$4,000	$220	$4,220

(1)	Fees earned in 2022 was $4,000 per director. Fees paid in cash was $4,000 per director.
(2)	Represents the compensations costs for financial reporting purposes for the year under ASC 718. See Note 5 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 1, 2023 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% or Greater Stockholders
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein(1) 1865 Palmer Avenue Larchmont, NY 10538	693,744	6.47%
Flum Partners (2)	5,641,134	52.08%
Named Executive Officers
Jerome S. Flum	6,239,776 (4)(5)	57.61%
Michael I. Flum	6,500	-----*
Non-Employee Directors
Andrew J. Melnick (5)	57,370	-----*
Richard Lippe	49,903	-----*
Joshua M. Flum (6)	23,700	-----*
All directors and executive officers (as a group (5 persons))	6,377,249 (3)(4)	59.48%

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

(5) Includes 55,770 shares of Common Stock and 1,600 shares of Common Stock which may be acquired upon the exercise of stock options which have vested or will vest within 60 days of March 10, 2023.

(6) Includes 6,500 shares of Common Stock and 17,200 shares of Common Stock which may be acquired upon the exercise of stock options which have vested or will vest within 60 days of March 10, 2023.

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	627,600	$2.00	683,400
Total	627,600	$2.00	683,400

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2022.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended
	December 31,
	2022	2021

Audit fees (1)	$152,250	$141,500
Audit related fees (2)	-	-
Tax fees (3)	15,750	13,500
All other fees	-	-

Total fees	$168,000	$155,000

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3)	Consists of fees for preparation of federal and state income tax returns.

The engagement of CohnReznick LLP for the 2022 and 2021 fiscal years and the scope of audit-related services, including the audits and reviews described above, and tax services were all pre-approved by the Audit Committee.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 24, 2023	By: /s/ Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2023	By: /s/ Jerome S. Flum
Jerome S. Flum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2023	By: /s/ Steven Gargano
Steven Gargano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 24, 2023	By: /s/ Andrew J. Melnick
Andrew J. Melnick
Director

Date: March 24, 2023	By: /s/ Richard Lippe
Richard Lippe
Director

Date: March 24, 2023	By: /s/ Joshua M. Flum
Joshua M. Flum
Director