Form 10-Q
period 2023-03-31
CREDITRISKMONITOR COM INC
filed 2023-05-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 was $10,037,090. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of May 12, 2023.

CREDITRISKMONITOR.COM, INC.
INDEX

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$9,643,897	$9,866,628
Held-to-maturity securities – treasury bills	4,054,252	4,028,565
Accounts receivable, net of allowance of $30,000	3,412,135	3,500,259
Other current assets	656,501	656,379

Total current assets	17,766,785	18,051,831

Property and equipment, net	593,644	481,804
Operating lease right-to-use asset	1,766,319	1,816,505
Goodwill	1,954,460	1,954,460
Other assets	18,110	163,470

Total assets	$22,099,318	$22,468,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,496,126	$9,980,092
Accounts payable	122,095	245,854
Current portion of operating lease liability	198,237	193,953
Accrued expenses	1,193,657	2,216,376

Total current liabilities	12,010,115	12,636,275

Deferred taxes on income, net	332,566	332,566
Unexpired subscription revenue, less current portion	168,646	163,320
Operating lease liability, less current portion	1,715,075	1,766,174

Total liabilities	14,226,402	14,898,335

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,932,576	29,904,675
Accumulated deficit	(22,166,884)	(22,442,164)

Total stockholders’ equity	7,872,916	7,569,735

Total liabilities and stockholders’ equity	$22,099,318	$22,468,070

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	2023	2022

Operating revenues	$4,590,744	$4,338,202

Operating expenses:
Data and product costs	1,920,371	1,748,164
Selling, general and administrative expenses	2,359,041	2,300,849
Depreciation and amortization	97,521	94,209

Total operating expenses	4,376,933	4,143,222

Income from operations	213,811	194,980
Other income	140,978	697

Income before income taxes	354,789	195,677
Provision for income taxes	(79,509)	(44,556)

Net income	$275,280	$151,121

Net income per share – Basic and diluted	$0.03	$0.01

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,797,101	10,748,568

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance January 1, 2022	10,722,401	$107,224	$29,824,242	$(23,802,402)	$6,129,064

Net income	-	-	-	151,121	151,121
Stock-based compensation	-	-	19,332	-	19,332

Balance March 31, 2022	10,722,401	$107,224	$29,843,574	$(23,651,281)	$6,299,517

Balance January 1, 2023	10,722,401	$107,224	$29,904,675	$(22,442,164)	$7,569,735

Net income	-	-	-	275,280	275,280
Stock-based compensation	-	-	27,901	-	27,901

Balance March 31, 2023	10,722,401	$107,224	$29,932,576	$(22,166,884)	$7,872,916

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	2023	2022

Cash flows from operating activities:
Net income	$275,280	$151,121
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of bond discount	(36,932)	-
Deferred income taxes	-	(6,675)
Depreciation and amortization	97,521	94,209
Operating lease right-to-use asset, net	3,371	5,377
Stock-based compensation	27,901	19,332
Changes in operating assets and liabilities:
Accounts receivable	93,364	(315,035)
Other current assets	(10,461)	58,939
Other assets	-	9,330
Unexpired subscription revenue	521,358	598,907
Accounts payable	(123,759)	(187,560)
Accrued expenses	(1,022,718)	(543,714)

Net cash used in operating activities	(175,075)	(115,769)

Cash flows from investing activities:
Proceeds from held-to-maturity securities – treasury bills	1,450,000	-
Purchase of held-to-maturity securities – treasury bills	(1,443,995)	-
Purchase of property and equipment	(53,661)	(70,362)

Net cash used in investing activities	(47,656)	(70,362)

Net decrease in cash and cash equivalents	(222,731)	(186,131)
Cash and cash equivalents at beginning of period	9,866,628	12,381,521

Cash and cash equivalents at end of period	$9,643,897	$12,195,390

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2022.

The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2022 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended March 31,
	2023	2022

Data and product costs	$10,272	$7,288
Selling, general and administrative expenses	17,629	12,044

	$27,901	$19,332

(5) Fair Value Measurements

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

All held-to-maturity securities as of March 31, 2023 were US treasury and federal bonds. Investments in these bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of March 31, 2023 and December 31, 2022, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,643,897	$-	$-	$9,643,897
Held-to-maturity securities	4,054,252	-	-	4,054,252
	$13,698,149	$-	$-	$13,698,149

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,866,628	$-	$-	$9,866,628
Held-to-maturity securities	4,028,565	-	-	4,028,565
	$13,895,193	$-	$-	$13,895,193

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of March 31, 2023.

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

Index
(6) Marketable Securities

Based upon the Company’s intent and ability to hold its US Treasury and federal bond securities to maturity (which maturities range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value.  Accrued bond interest receivable as of March 31, 2023 is $8,964.

The following table summarizes the cost and fair value of marketable securities at March 31, 2023 is as follows:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

Held-to-maturity securities
US Treasuries	$4,054,252	$75,748	$4,130,000

Maturities of marketable securities were as follows at March 31, 2023:

Held-to-maturity securities
Due in one year or less	$4,054,252

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities and federal bonds. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of March 31, 2023.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended March 31,
	2023	2022

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	306,650	239,100
LESS: Shares which could be repurchased under treasury stock method	(231,950)	(212,933)

Weighted average number of common shares outstanding – diluted	10,797,101	10,748,568

For the three months ended March 31,2023, the computation of diluted net income per share excludes the effects of the assumed exercise of 379,900 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

Index
For the three months ended March 31, 2022, the computation of diluted net income per share excludes the effects of the assumed exercise of 400,550 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

(8) Commitments and Contingencies

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

(9) Related Party Transactions

On May 1, 2023, the Company’s Board of Directors appointed Michael Flum, age 36, to serve as Chief Executive Officer and President.  Michael Flum joined the Company in June 2018 as Vice President of Operations & Alternative Data. He was appointed Chief Operating Officer in October 2019 and subsequently President in October 2020. Mr. Flum is the son of Jerome S. Flum, the Company’s former Chief Executive Officer and current Chairman of the Board of Directors, and the brother of Joshua Flum, a Director of the Company.

(10) Supplemental Disclosures of Noncash Investing Activities

For the three months ended March 31, 2023, there was a noncash transfer of deposits from operating activities to property and equipment in the amount of $155,700.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our subscribers’ discretionary spending for credit information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2023 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$9,644	$9,867
Held-to-maturity securities	$4,054	$4,028
Accounts receivable, net	$3,412	$3,500
Working capital	$5,757	$5,416
Cash ratio	0.80	0.78
Quick ratio	1.42	1.38
Current ratio	1.48	1.43

Index
As of March 31, 2023, the Company had $9.6 million in cash and cash equivalents, a decrease of approximately $223 thousand from December 31, 2022. This decrease was primarily the result of cash used in operating activities of approximately $175 thousand and the purchase of equipment and held-to-maturity securities totaling approximately $48 thousand.

The main component of current liabilities at March 31, 2023 was unexpired subscription revenue of approximately $10.5 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash and cash equivalents and cash generated from operations will be sufficient to satisfy its anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended March 31,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues	$4,590,744	100%	$4,338,202	100%

Operating expenses:
Data and product costs	1,920,371	42%	1,748,164	40%
Selling, general and administrative expenses	2,359,041	51%	2,300,849	53%
Depreciation and amortization	97,521	2%	94,209	2%
Total operating expenses	4,376,933	95%	4,143,222	95%

Income from operations	213,811	5%	194,980	5%
Other income, net	140,978	3%	697	0%

Income before income taxes	354,789	8%	195,677	5%
Provision for income taxes	(79,509)	(2%)	(44,556)	(1%)

Net income	$275,280	6%	$151,121	4%

Operating revenues increased approximately $253 thousand, or 6%, for the first quarter of fiscal 2023 compared to the same period of fiscal 2022. This overall revenue growth resulted from price increases, and an increase in subscription service revenue from sales to new and existing subscribers.

Data and product costs increased approximately $172 thousand, or 10%, for the first quarter of 2023 compared to the same period of fiscal 2022. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers, and additional or expanded data coverage costs.

Index
Selling, general and administrative expenses increased approximately $58 thousand, or 3%, for the first quarter of fiscal 2023 compared to the same period of fiscal 2022. This increase was primarily due to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher commission expense due to increased sales.

Other income increased approximately $140 thousand for the first quarter of fiscal 2023 compared to the same period of fiscal 2022. This increase was primarily due to an increase in interest earned on our cash balance.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 12, 2023	By:	/s/ Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)