Form 10-Q
period 2023-06-30
CREDITRISKMONITOR COM INC
filed 2023-08-10
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of August 10, 2023.

CREDITRISKMONITOR.COM, INC.
INDEX

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$10,449,960	$9,866,628
Held-to-maturity securities – treasury bills	4,062,946	4,028,565
Accounts receivable, net of allowance of $30,000	2,920,938	3,500,259
Other current assets	950,993	656,379

Total current assets	18,384,837	18,051,831

Property and equipment, net	561,235	481,804
Operating lease right-to-use asset	1,715,600	1,816,505
Goodwill	1,954,460	1,954,460
Other assets	18,110	163,470

Total assets	$22,634,242	$22,468,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,161,850	$9,980,092
Accounts payable	91,639	245,854
Current portion of operating lease liability	202,570	193,953
Accrued expenses	1,720,633	2,216,376

Total current liabilities	12,176,692	12,636,275

Deferred taxes on income, net	332,566	332,566
Unexpired subscription revenue, less current portion	111,699	163,320
Operating lease liability, less current portion	1,663,395	1,766,174

Total liabilities	14,284,352	14,898,335

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,958,199	29,904,675
Accumulated deficit	(21,715,533)	(22,442,164)

Total stockholders’ equity	8,349,890	7,569,735

Total liabilities and stockholders’ equity	$22,634,242	$22,468,070

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	2023	2022

Operating revenues	$4,682,499	$4,450,017

Operating expenses:
Data and product costs	1,934,425	1,715,574
Selling, general and administrative expenses	2,252,514	2,342,699
Depreciation and amortization	94,566	107,000

Total operating expenses	4,281,505	4,165,273

Income from operations	400,994	284,744
Other income	192,569	11,090

Income before income taxes	593,563	295,834
Provision for income taxes	(142,212)	(83,166)

Net income	$451,351	$212,668

Net income per share – Basic and diluted	$0.04	$0.02

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,807,318	10,775,373

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	2023	2022

Operating revenues	$9,273,243	$8,788,220

Operating expenses:
Data and product costs	3,854,796	3,473,486
Selling, general and administrative expenses	4,611,555	4,633,801
Depreciation and amortization	192,087	201,209

Total operating expenses	8,658,438	8,308,496

Income from operations	614,805	479,724
Other income	333,547	11,787

Income before income taxes	948,352	491,511
Provision for income taxes	(221,721)	(127,722)

Net income	$726,631	$363,789

Net income per share – Basic and diluted	$0.07	$0.03

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,802,176	10,761,851

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance April 1, 2022	10,722,401	$107,224	$29,843,574	$(23,651,281)	$6,299,517

Net income	-	-	-	212,668	212,668
Stock-based compensation	-	-	15,659	-	15,659

Balance June 30, 2022	10,722,401	$107,224	$29,859,233	$(23,438,613)	$6,527,844

Balance April 1, 2023	10,722,401	$107,224	$29,932,576	$(22,166,884)	$7,872,916

Net income	-	-	-	451,351	451,351
Stock-based compensation	-	-	25,623	-	25,623

Balance June 30, 2023	10,722,401	$107,224	$29,958,199	$(21,715,533)	$8,349,890

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance January 1, 2022	10,722,401	$107,224	$29,824,242	$(23,802,402)	$6,129,064

Net income	-	-	-	363,789	363,789
Stock-based compensation	-	-	34,991	-	34,991

Balance June 30, 2022	10,722,401	$107,224	$29,859,233	$(23,438,613)	$6,527,844

Balance January 1, 2023	10,722,401	$107,224	$29,904,675	$(22,442,164)	$7,569,735

Net income	-	-	-	726,631	726,631
Stock-based compensation	-	-	53,524	-	53,524

Balance June 30, 2023	10,722,401	$107,224	$29,958,199	$(21,715,533)	$8,349,890

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	2023	2022

Cash flows from operating activities:
Net income	$726,631	$363,789
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of bond discount	(77,349)	-
Deferred income taxes	-	76,491
Depreciation and amortization	192,087	201,209
Operating lease right-to-use asset, net	6,742	10,755
Stock-based compensation	53,524	34,991
Changes in operating assets and liabilities:
Accounts receivable	584,564	(643,913)
Other current assets	(304,955)	(229,139)
Other assets	-	37,576
Unexpired subscription revenue	130,136	979,101
Accounts payable	(154,216)	(132,860)
Accrued expenses	(495,743)	(284,127)

Net cash provided by operating activities	661,421	413,873

Cash flows from investing activities:
Proceeds from held-to-maturity securities – treasury bills	2,170,000	-
Purchase of held-to-maturity securities – treasury bills	(2,132,272)	-
Purchase of property and equipment	(115,817)	(167,631)

Net cash used in investing activities	(78,089)	(167,631)

Net increase in cash and cash equivalents	583,332	246,242
Cash and cash equivalents at beginning of period	9,866,628	12,381,521

Cash and cash equivalents at end of period	$10,449,960	$12,627,763

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

The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for an entire fiscal year.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2023	2022	2023	2022

Data and product costs	$10,213	$3,754	$20,486	$11,041
Selling, general and administrative expenses	15,410	11,905	33,038	23,950

	$25,623	$15,659	$53,524	$34,991

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

All held-to-maturity securities as of June 30, 2023 were US treasury and federal bonds. Investments in these bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of June 30, 2023 and December 31, 2022, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,449,960	$-	$-	$10,449,960
Held-to-maturity securities	4,062,946	-	-	4,062,946
	$14,512,906	$-	$-	$14,512,906

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,866,628	$-	$-	$9,866,628
Held-to-maturity securities	4,028,565	-	-	4,028,565
	$13,895,193	$-	$-	$13,895,193

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of June 30, 2023.

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

Index
(6) Marketable Securities

Based upon the Company’s intent and ability to hold its US Treasury and federal bond securities to maturity (which maturities range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value.  Accrued bond interest receivable as of June 30, 2023 is $3,283.

The following table summarizes the cost and fair value of marketable securities at June 30, 2023 is as follows:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

Held-to-maturity securities
US Treasuries	$4,062,946	$67,054	$4,130,000

Maturities of marketable securities were as follows at June 30, 2023:

Held-to-maturity securities
Due in one year or less	$4,062,946

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities and federal bonds. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of June 30, 2023.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended June 30,		6 Months Ended June 30,
	2023	2022	2023	2022

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	335,137	277,300	305,236	276,391
LESS: Shares which could be repurchased under treasury stock method	(250,220)	(224,328)	(225,461)	(236,941)

Weighted average number of common shares outstanding – diluted	10,807,318	10,775,373	10,802,176	10,761,851

For the three and six months ended June 30, 2023, the computation of diluted net income per share excludes the effects of the assumed exercise of 392,600 and 423,900 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

(10) Supplemental Disclosures of Noncash Investing Activities

For the six months ended June 30, 2023, there was a noncash transfer of deposits from operating activities to property and equipment in the amount of $155,700.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our subscribers’ discretionary spending for financial risk information, or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2023 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$10,450	$9,867
Held-to-maturity securities	$4,063	$4,028
Accounts receivable, net	$2,921	$3,500
Working capital	$6,208	$5,416
Cash ratio	0.86	0.78
Quick ratio	1.43	1.38
Current ratio	1.51	1.43

Index
As of June 30, 2023, the Company had $10.45 million in cash and cash equivalents, an increase of approximately $583 thousand from December 31, 2022. This increase was primarily the result of cash provided by operating activities of approximately $661 thousand offset by the purchase of equipment and held-to-maturity securities totaling approximately $78 thousand.

The main component of current liabilities at June 30, 2023 was unexpired subscription revenue of approximately $10.2 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended June 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,682,499	100%	$4,450,017	100%

Operating expenses:
Data and product costs	1,934,425	41%	1,715,574	39%
Selling, general and administrative expenses	2,252,514	48%	2,342,699	52%
Depreciation and amortization	94,566	2%	107,000	2%
Total operating expenses	4,281,505	91%	4,165,273	93%

Income from operations	400,994	9%	284,744	7%
Other income, net	192,569	4%	11,090	0%

Income before income taxes	593,563	13%	295,834	7%
Provision for income taxes	(142,212)	(3%)	(83,166)	(2%)

Net income	$451,351	10%	$212,668	5%

Operating revenues increased approximately $232 thousand, or 5%, for the second quarter of fiscal 2023 compared to the same period of fiscal 2022. This overall revenue growth resulted from price increases, and an increase in subscription service revenue from sales to new and existing subscribers.

Data and product costs increased approximately $219 thousand, or 13%, for the second quarter of 2023 compared to the same period of fiscal 2022. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers, and additional or expanded data coverage costs.

Index
Selling, general and administrative expenses decreased approximately $90 thousand, or 4%, for the second quarter of fiscal 2023 compared to the same period of fiscal 2022. This decrease was primarily due to: higher salary and related employee benefits due to pay raises to staff, being offset by lower commission expense due to a shift in sales mix toward existing subscribers upgrading and adding new products.

Other income increased approximately $181 thousand for the second quarter of fiscal 2023 compared to the same period of fiscal 2022. This increase was primarily due to an increase in interest earned on our cash and marketable securities balance.

6  Months Ended June 30,

	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$9,273,243	100%	$8,788,220	100%

Operating expenses:
Data and product costs	3,854,796	42%	3,473,486	40%
Selling, general and administrative expenses	4,611,555	50%	4,633,801	53%
Depreciation and amortization	192,087	2%	201,209	2%
Total operating expenses	8,658,438	94%	8,308,496	95%

Income from operations	614,805	6%	479,724	5%
Other income, net	333,547	4%	11,787	0%

Income before income taxes	948,352	10%	491,511	5%
Provision for income taxes	(221,721)	(2%)	(127,722)	(1%)

Net income	$726,631	8%	$363,789	4%

Operating revenues increased approximately $485 thousand, or 6%, for the first half of fiscal 2023 compared to the same period of fiscal 2022. This overall revenue growth resulted from price increases, and an increase in subscription service revenue from sales to new and existing subscribers.

Data and product costs increased approximately $381 thousand, or 11%, for the first half of 2023 compared to the same period of fiscal 2022. This increase was due primarily to: (1) higher salary and related employee benefits due to pay raises to staff, and (2) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers, and additional or expanded data coverage costs.

Selling, general and administrative expenses decreased approximately $22 thousand, or 0.5%, for the first half of fiscal 2023 compared to the same period of fiscal 2022. This decrease was primarily due to: higher salary and related employee benefits due to pay raises to staff, being offset by lower commission expense due to a shift in sales mix toward existing subscribers upgrading and adding new products.

Other income increased approximately $322 thousand for the first half of fiscal 2023 compared to the same period of fiscal 2022. This increase was primarily due to an increase in interest earned on our cash and marketable security balance.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 10, 2023	By:	/s/ Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)