Form 10-Q
period 2023-09-30
CREDITRISKMONITOR COM INC
filed 2023-11-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of November 14, 2023.

CREDITRISKMONITOR.COM, INC.
INDEX

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$11,088,033	$9,866,628
Held-to-maturity securities – treasury bills	4,143,863	4,028,565
Accounts receivable, net of allowance of $30,000	2,874,768	3,500,259
Other current assets	1,080,939	656,379

Total current assets	19,187,603	18,051,831

Property and equipment, net	497,462	481,804
Operating lease right-to-use asset	1,664,340	1,816,505
Goodwill	1,954,460	1,954,460
Other assets	18,110	163,470

Total assets	$23,321,975	$22,468,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$9,867,156	$9,980,092
Accounts payable	96,139	245,854
Current portion of operating lease liability	206,993	193,953
Accrued expenses	2,384,449	2,216,376

Total current liabilities	12,554,737	12,636,275

Deferred taxes on income, net	332,566	332,566
Unexpired subscription revenue, less current portion	74,072	163,320
Operating lease liability, less current portion	1,609,704	1,766,174

Total liabilities	14,571,079	14,898,335

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	29,980,528	29,904,675
Accumulated deficit	(21,336,856)	(22,442,164)

Total stockholders’ equity	8,750,896	7,569,735

Total liabilities and stockholders’ equity	$23,321,975	$22,468,070

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	2023	2022

Operating revenues	$4,792,869	$4,547,708

Operating expenses:
Data and product costs	1,951,360	1,644,489
Selling, general and administrative expenses	2,439,147	2,230,553
Depreciation and amortization	96,216	100,448

Total operating expenses	4,486,723	3,975,490

Income from operations	306,146	572,218
Other income	188,083	54,581

Income before income taxes	494,229	626,799
Provision for income taxes	(115,552)	(140,822)

Net income	$378,677	$485,977

Net income per share – Basic and diluted	$0.04	$0.05

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,799,481	10,758,349

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	2023	2022

Operating revenues	$14,066,112	$13,335,927

Operating expenses:
Data and product costs	5,806,156	5,117,975
Selling, general and administrative expenses	7,050,702	6,864,354
Depreciation and amortization	288,303	301,656

Total operating expenses	13,145,161	12,283,985

Income from operations	920,951	1,051,942
Other income	521,630	66,368

Income before income taxes	1,442,581	1,118,310
Provision for income taxes	(337,273)	(268,544)

Net income	$1,105,308	$849,766

Net income per share – Basic and diluted	$0.10	$0.08

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,801,243	10,760,397

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance July 1, 2022	10,722,401	$107,224	$29,859,233	$(23,438,613)	$6,527,844

Net income	-	-	-	485,977	485,977
Stock-based compensation	-	-	18,684	-	18,684

Balance September 30, 2022	10,722,401	$107,224	$29,877,917	$(22,952,636)	$7,032,505

Balance July 1, 2023	10,722,401	$107,224	$29,958,199	$(21,715,533)	$8,349,890

Net income	-	-	-	378,677	378,677
Stock-based compensation	-	-	22,329	-	22,329

Balance September 30, 2023	10,722,401	$107,224	$29,980,528	$(21,336,856)	$8,750,896

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance January 1, 2022	10,722,401	$107,224	$29,824,242	$(23,802,402)	$6,129,064

Net income	-	-	-	849,766	849,766
Stock-based compensation	-	-	53,675	-	53,675

Balance September 30, 2022	10,722,401	$107,224	$29,877,917	$(22,952,636)	$7,032,505

Balance January 1, 2023	10,722,401	$107,224	$29,904,675	$(22,442,164)	$7,569,735

Net income	-	-	-	1,105,308	1,105,308
Stock-based compensation	-	-	75,853	-	75,853

Balance September 30, 2023	10,722,401	$107,224	$29,980,528	$(21,336,856)	$8,750,896

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	2023	2022

Cash flows from operating activities:
Net income	$1,105,308	$849,766
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond discount	(121,798)	-
Deferred income taxes	-	217,313
Depreciation and amortization	288,303	301,656
Operating lease right-to-use asset, net	8,735	14,795
Stock-based compensation	75,853	53,675
Changes in operating assets and liabilities:
Accounts receivable	630,732	(147,626)
Other current assets	(434,901)	(157,112)
Other assets	-	5,530
Unexpired subscription revenue	(202,185)	457,968
Accounts payable	(149,715)	(172,116)
Accrued expenses	168,073	(2,494)

Net cash provided by operating activities	1,368,405	1,421,355

Cash flows from investing activities:
Proceeds from held-to-maturity securities – treasury bills	3,630,000	-
Purchase of held-to-maturity securities – treasury bills	(3,628,741)	-
Purchase of property and equipment	(148,259)	(196,910)

Net cash used in investing activities	(147,000)	(196,910)

Net increase in cash and cash equivalents	1,221,405	1,224,445
Cash and cash equivalents at beginning of period	9,866,628	12,381,521

Cash and cash equivalents at end of period	$11,088,033	$13,605,966

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2022.

The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2022 condensed balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

(2) Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the SEC have issued certain accounting pronouncements that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the interim periods for which condensed financial statements are included in this quarterly report. Management also believes those pronouncements will not have a significant effect on the Company’s future financial position or results of operations.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2023	2022	2023	2022

Data and product costs	$8,489	$6,792	$28,974	$17,834
Selling, general and administrative expenses	13,840	11,892	46,879	35,841

	$22,329	$18,684	$75,853	$53,675

(5) Fair Value Measurements

The Company’s cash, cash equivalents and marketable securities are stated at fair value. The carrying value of accounts receivable, other current assets, accrued expenses, and accounts payable approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

All held-to-maturity securities as of September 30, 2023 were US Treasury and federal bonds. Investments in these bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of September 30, 2023 and December 31, 2022, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,088,033	$-	$-	$11,088,033
Held-to-maturity securities	4,143,863	-	-	4,143,863
	$15,231,896	$-	$-	$15,231,896

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,866,628	$-	$-	$9,866,628
Held-to-maturity securities	4,028,565	-	-	4,028,565
	$13,895,193	$-	$-	$13,895,193

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of September 30, 2023.

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

Index
(6) Marketable Securities

Based upon the Company’s intent and ability to hold its US Treasury and federal bond securities to maturity (which maturities range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value.  Accrued bond interest receivable as of September 30, 2023 is $8,964.

The following table summarizes the cost and fair value of marketable securities at September 30, 2023 as follows:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

Held-to-maturity securities
US Treasuries	$4,143,863	$86,137	$4,230,000

Maturities of marketable securities were as follows at September 30, 2023:

Held-to-maturity securities
Due in one year or less	$4,143,863

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities and federal bonds. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of September 30, 2023.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended September 30,		9 Months Ended September 30,
	2023	2022	2023	2022

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	311,950	237,000	320,697	237,692
LESS: Shares which could be repurchased under treasury stock method	(234,870)	(201,052)	(241,855)	(199,696)

Weighted average number of common shares outstanding – diluted	10,799,481	10,758,349	10,801,243	10,760,397

For the three and nine months ended September 30, 2023, the computation of diluted net income per share excludes the effects of the assumed exercise of 402,100 and 402,100 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

(10) Supplemental Disclosures of Noncash Investing Activities

For the nine months ended September 30, 2023, there was a noncash transfer of deposits from operating activities to property and equipment in the amount of $155,700.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$11,088	$9,867
Held-to-maturity securities	$4,144	$4,028
Accounts receivable, net	$2,875	$3,500
Working capital	$6,633	$5,416
Cash ratio	0.88	0.78
Quick ratio	1.44	1.38
Current ratio	1.53	1.43

Index
As of September 30, 2023, the Company had $11.09 million in cash and cash equivalents, an increase of approximately $1.2 million from December 31, 2022. This increase was primarily the result of cash provided by operating activities of approximately $1.4 million offset by the net cash used in investing activities totaling approximately $147 thousand.

The main component of current liabilities at September 30, 2023 was unexpired subscription revenue of approximately $9.9 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended September 30,

	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues	$4,792,869	100%	$4,547,708	100%

Operating expenses:
Data and product costs	1,951,360	41%	1,644,489	36%
Selling, general and administrative expenses	2,439,147	51%	2,230,553	49%
Depreciation and amortization	96,216	2%	100,448	2%
Total operating expenses	4,486,723	94%	3,975,490	87%

Income from operations	306,146	6%	572,218	13%
Other income, net	188,083	4%	54,581	1%

Income before income taxes	494,229	10%	626,799	14%
Provision for income taxes	(115,552)	(2%)	(140,822)	(3%)

Net income	$378,677	8%	$485,977	11%

Operating revenues increased approximately $245 thousand, or 5%, for the third quarter of fiscal 2023 compared to the same period of fiscal 2022. This overall revenue growth resulted from increased subscription service revenue from sales to new and existing subscribers as well as price increases.

Data and product costs increased approximately $307 thousand, or 19%, for the third quarter of 2023 compared to the same period of fiscal 2022. This increase was due primarily to: (1) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers, (2) additional and expanded data coverage costs to supplement new product offerings, and (3) higher salary and related employee benefits due to pay raises to staff.

Index
Selling, general and administrative expenses increased approximately $209 thousand, or 9%, for the third quarter of fiscal 2023 compared to the same period of fiscal 2022. This increase was primarily due to higher salary and related employee benefits due to pay raises to staff, and higher commission expense.

Other income increased approximately $134 thousand for the third quarter of fiscal 2023 compared to the same period of fiscal 2022. This increase was primarily due to an increase in interest earned on our cash and cash equivalents and marketable securities balance.

	9 Months Ended September 30,

	2023		2022

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$14,066,112	100%	$13,335,927	100%

Operating expenses:
Data and product costs	5,806,156	41%	5,117,975	38%
Selling, general and administrative expenses	7,050,702	50%	6,864,354	52%
Depreciation and amortization	288,303	2%	301,656	2%
Total operating expenses	13,145,161	93%	12,283,985	92%

Income from operations	920,951	6%	1,051,942	8%
Other income, net	521,630	4%	66,368	0%

Income before income taxes	1,442,581	10%	1,118,310	8%
Provision for income taxes	(337,273)	(2%)	(268,544)	(2%)

Net income	$1,105,308	8%	$849,766	6%

Operating revenues increased approximately $730 thousand, or 5%, for the nine months ended September 30, 2023 compared to the same period of fiscal 2022. This overall revenue growth resulted from increased subscription service revenue from sales to new and existing subscribers as well as price increases.

Data and product costs increased approximately $688 thousand, or 13%, for the nine months ended September 30, 2023 compared to the same period of fiscal 2022. This increase was due primarily to: (1) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers, (2) additional and expanded data coverage costs to supplement new product offerings, and (3) higher salary and related employee benefits due to pay raises to staff.

Selling, general and administrative expenses increased approximately $186 thousand, or 3%, for the nine months ended September 30, 2023 compared to the same period of fiscal 2022. This increase was primarily due to higher salary and related employee benefits due to pay raises to staff, and higher commission expense.

Other income increased approximately $455 thousand for the nine months ended September 30, 2023 compared to the same period of fiscal 2022. This increase was primarily due to an increase in interest earned on our cash and cash equivalents and marketable security balance.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2023	By: /s/ Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)