Form 10-K
period 2023-12-31
CREDITRISKMONITOR COM INC
filed 2024-03-21
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 was $11,775,362. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 21, 2024.

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

CreditRiskMonitor (see our website at www.creditriskmonitor.com; the contents of our website are not incorporated in, or otherwise to be regarded as part of this Annual Report on Form 10-K) sells a suite of web-based, SaaS subscription products providing access to comprehensive commercial credit reports, bankruptcy risk analytics, financial and payment information, and curated news on public and private companies worldwide. The products help corporate credit and procurement professionals stay ahead of and manage financial risk more quickly, accurately, and cost-effectively. Our subscribers, including nearly 40% of the Fortune 1000 and well over a thousand other large corporations worldwide, use the Company’s timely news alerts, research, and reports on public and private companies to make important financial risk decisions.  The Company’s comprehensive commercial credit reports covering both public and private companies worldwide are published through its web-based platform and feature detailed analyses of financial statements, including ratio analyses & trend reports, and peer analyses.

In an example business-to-business (“B2B”) transaction: the purchase and sale of $20,000 of merchandise, the seller will usually ship before the buyer pays – this act is an extension of trade credit by the seller. The seller assumes a financial risk by extending this credit, commonly referred to as “trade credit” risk. The buyer may pay late, causing the seller to incur increased borrowing costs; the seller may incur extra costs in attempting to collect the $20,000; or the buyer may never pay the full $20,000. Amounts unlikely to be repaid are referred to as “bad debts.” If buyers fail to pay, the seller can suffer substantial losses (e.g., assuming the seller averages a 10% pre-tax margin, it will take about $10 of sales to offset each $1 of bad debt).

Academic research has found that, in the United States, about a quarter of corporate debt is trade credit, and the size of this trade credit is roughly three times the size of bank loans. Therefore, more U.S. companies are using trade credit to finance their operations than are using loans from the banking system. Trade credit financing is typically interest-free or even offered at a discount for expedited payment in comparison to alternative sources of working capital financing such as bank or third-party (hedge fund) loans, notes, and bonds. Moreover, many corporations that are starting to show elevated risk are unable to secure bank financing due to poor performance, poor leverage ratios, or a lack of good cash flow metrics. Finally, the need for corporations to access trade credit financing is highest in points of distress when interest expenses are most burdensome.

The Company’s newest platform, SupplyChainMonitor™, leverages its financial risk analytics expertise to create a risk management solution built specifically for procurement, supply chain, sourcing, and finance personnel involved in the supplier lifecycle, risk assessment, and ongoing risk monitoring. Users can assess counterparty risks at the aggregate and granular levels under a variety of categories including geography and industry, as well as customized, customer-specific configurations. The platform features mapping capabilities with real-time weather/natural disaster/power outage event overlays as well as customizable news notifications, reports, and charts. The Company expects the driving forces for adoption of its new SupplyChainMonitor™ product are the material shifts away from globalization, offshoring, and logistical complexity mandated to support “just-in-time” inventory models due to geopolitical and macroeconomic pressures. As businesses look to “nearshore,” “friendshore,” and relocate supply hubs away from regions with national security or concentration concerns, decision-makers will need extensive data on alternative suppliers and the financial stability of those alternatives. The Company’s basic value proposition in this regard is to help our subscribers focus on finding suppliers that are financially durable as businesses with this basic attribute have more resources to support other key initiatives such as investing in Research & Development (“R&D”); Quality Assurance/Quality Control (“QA/QC”); asset replenishment through capital expenditure in excess of depreciation; cyber security infrastructure; Environmental, Social, & Governance (“ESG”) initiatives; and/or Diversity, Equity, & Inclusion (“DEI”) initiatives.

To help subscribers prioritize and monitor risk, the reports offer the Company’s proprietary FRISK® and PAYCE® scores (measures of financial distress tied to the probability of bankruptcy, powered by Artificial Intelligence including machine learning, clustering, natural language processing, and deep neural network technology), as well as the well-known Altman Z”-score, and corporate issuer ratings from key Nationally Recognized Statistical Rating Organizations (“NRSROs”). The FRISK® scoring model also features aggregate sentiment inputs based on the usage behaviors of our subscribers. The incorporation of this proprietary crowdsourced signal improved the model’s classification of risk and boosted the overall accuracy through the lowering of the false positive rate for the riskiest corporations. We believe the FRISK® score, which can predict public company bankruptcy risk with 96%1 accuracy within the next 12 months, is the only analytic featuring such inputs in the industry and is trained on our unmatched depth of proprietary usage data. CreditRiskMonitor’s crowdsourced usage behavior specifically identifies the shift in aggregate sentiment among the issuers of trade credit and therefore assists in the monitoring of the most critical situations when trade credit-based working capital liquidity can dry up. With an abundance of trade credit being utilized in the market, CreditRiskMonitor’s SaaS subscription products, featuring its 96% predictive FRISK® bankruptcy analytic for public companies and its 80%1 predictive PAYCE® bankruptcy analytic for private companies, are emerging as critical for the accurate evaluation and monitoring of counterparty bankruptcy risk for many subscribers.

1 Claim based on back testing of the model on U.S. companies and continued performance checks to validate if the score indicated “high risk” (a score less than 5) at least 3 months prior to a subject company bankruptcy filing.

CreditRiskMonitor’s reports, on either platform, include company background information, trade payment information, as well as public filings (i.e., suits, liens, judgments, and bankruptcy information) on millions of companies around the world. To keep subscribers current with changing risk conditions, the Company uses email to “push” selected information to subscribers. These emails include continuously filtered news monitoring that keeps subscribers up to date on events affecting the financial stability of companies selected by the subscribers. Subscribers also receive alerts covering such topics as FRISK® score changes, credit limit alerts, financial statement updates, U.S. Securities and Exchange Commission (“SEC”) filings, and changes in agency ratings. All news items are filtered to ensure the stories have financial relevance and materiality. On U.S. banks, reports include financial data from the Federal Financial Institutions Examination Council (“FFIEC”) call reports.

CreditRiskMonitor’s namesake SaaS product, CreditRiskMonitor®, is most often purchased to review the risks of extending trade credit by a company to its corporate customers. Within a midsized or large corporation, there is often a professional whose responsibility is managing this credit (often together with managing collections of the company’s accounts receivable). CreditRiskMonitor believes that, with the long-term downsizing of corporations and the related reductions in credit departmental budgets and personnel, corporate credit professionals must do more with less. It is also notable that trade credit decisions are often made under intense time pressure. Simultaneously, the Company believes there has been explosive growth in the volume of data about large businesses. Credit professionals are often faced with an overwhelming amount of available data concerning their most important customers, while the time for research and analysis is severely limited. CreditRiskMonitor’s products are designed to save them time, money, and effort by prioritizing their risk and helping them automatically stay up to date as conditions change.

Many of the Company’s subscribers use its SaaS subscription products, CreditRiskMonitor® and SupplyChainMonitor™, for managing the financial risk of relationships with suppliers and/or “counterparties” with whom they both buy and sell. Strategic planning is another use of the Company’s products. In the last recession and the COVID-19 pandemic, risks to the “supply chain” became a prominent focus of management concern. Companies were reminded that while the financial distress of a single important customer might jeopardize a large receivable associated with that account, the financial distress of a single important supplier can shut down an entire factory and jeopardize a company’s entire revenue stream. The Company’s revenue from existing subscribers who have added users responsible for procurement functions and new subscribers whose usage is entirely related to supply chain use cases is a growing percentage of total revenue.

Dun & Bradstreet Holdings, Inc. (“Dun & Bradstreet”), our major competitor, segments its revenue between the Finance & Risk and Sales & Marketing verticals. We believe the Finance & Risk vertical, covering the credit, supply chain, and legal/regulatory information services, can be used for market comparisons to CreditRiskMonitor. Dun & Bradstreet’s Finance & Risk vertical generated approximately $888.1 million in North America (i.e., U.S. and Canada) and $448.6 million in the rest of the world for a total of almost $1,337 million for 2023. The remainder of the market is extremely fragmented with numerous other vendors, notably including Experian plc and Equifax Inc. On that basis, we estimate that our revenue represents a little more than 1% of the Total Addressable Market (“TAM”). A review of Dun & Bradstreet’s historical performance in its Financial & Risk business (previously known as Risk Management Solutions prior to the take-private transaction in 2018) shows very limited revenue growth during the period from 2005 to 2017 and CreditRiskMonitor believes this trend reflects the unprecedented intervention in credit markets by governments and central banks around the world to artificially maintain zero-to-low interest rates. This world-spanning policy significantly reduced the number of corporate bankruptcies during this period, damaging the perception of risk within the commercial credit market and putting downward pressure on businesses that provided services and data related to the mitigation of such events. Under the recent tighter interest rate regime, the number of businesses with limited ability to cover their interest expenses with earnings is expanding and the Company expects that corporate bankruptcy rates will return to long-term average levels under mean reversion, thus supporting demand for the Company’s solutions.

CreditRiskMonitor’s annual fee SaaS subscription products represented over 99% of its fiscal 2022 and 2023 operating revenues. These products are sold to a diverse subscriber base with no single subscriber representing more than 1% of 2022 and 2023 operating revenues. Accordingly, the Company is not dependent on a single subscriber nor is the Company dependent on a few large subscribers, such that a loss of any individual subscriber would have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including leading NRSROs to redistribute their information as part of our service. We also obtain financial statements and other data from the London Stock Exchange Group. Although we report some of this “raw” data directly on our web-based platform, the critical elements of our SaaS subscription products – the FRISK® score, PAYCE® score, ratio analyses, trend reports, peer analyses, Altman Z”-scores, and monitoring alerts– are computed by the Company using its algorithms and weighting techniques, and are delivered in formats carefully designed for the way our subscribers prefer to use this information.

Further, hundreds of subscribers and non-subscribers provide us with confidential data from their accounts receivable systems that we parse, process, aggregate, and report, so subscribers can see how their counterparties are paying the invoices of other suppliers, without disclosing the specific contributors of this information (the “Trade Contributor Program”). The Trade Contributor Program’s current trade credit file is approximately $3 trillion of transaction data annually.

CreditRiskMonitor’s products are the result of management’s experience in the commercial credit industry, third-party financial risk assessment, and ongoing research concerning the information needs of corporate credit and purchasing/procurement departments. These factors have enabled CreditRiskMonitor to satisfy its subscribers’ needs for timely, efficient, and low-cost financial risk information services. CreditRiskMonitor sells the following SaaS subscription products for analyzing commercial financial risk: CreditRiskMonitor® and SupplyChainMonitor™. Additional products, summarized below, are add-ons or enhancements to these base subscription products meaning that subscribers must have an active base subscription to access them.

(1)
The CreditRiskMonitor® product provides subscribers with unlimited usage and coverage of public and private companies, featuring multi-period spreads of financial reports and ratio analysis, credit risk scores, payment-behavior scores, trend reports, peer analyses, credit limit recommendations, as well as up-to-date financial news screened specifically for materiality in credit evaluation. Another feature of the product is the monitoring of material changes and/or news at companies of interest, customized for each subscriber and automatically delivered via email so subscribers are always up-to-date on their counterparties. This feature is supplemented with trade receivable data contributed through the Company’s Trade Contributor Program, as well as U.S. public-record filing information (i.e., suits, liens, judgments, and bankruptcy information) covering millions of public and private U.S. companies. The product is delivered via a web platform and in a highly structured way, enabling the tracking of subscriber’s usage information for over 15 years, through many financial shifts.

Subscribers can purchase a more limited version of the CreditRiskMonitor® product with coverage of just U.S., Canadian, Mexican, and Caribbean companies (the “North American Service”) for a lower annual fee. The flagship version of the product (the “Worldwide Service”) covers all public and millions of private non-financial companies internationally.

Subscribers can purchase expanded U.S. private company coverage (the “U.S. Private Data Enhancement”) for an additional annual fee. The U.S. Private Data Enhancement provides access to third-party financial distress scores on 3 million private U.S. companies.

Subscribers to the Worldwide Service can purchase expanded international private company coverage (the “International Private Data Enhancement”) for an additional annual fee.  The International Private Data Enhancement provides access to data covering over 7.7 million private businesses with financial statements including over 300,000 additional private company FRISK® scores and over 1.1 million Altman Z”-scores.

(2)
The SupplyChainMonitor™ product provides subscribers with interactive tools to monitor and manage their company’s supply chain risks at the aggregate and granular levels.  With easy-to-use filtering and built-in views, the product offers concise dashboards with drill-down capabilities to examine counterparty risk across categories including geography, industry, and financial risk level, plus subscriber-provided metadata classes such as criticality and direct/indirect. The product provides functions to easily view supplier locations on a world map, which supports real-time weather, natural disasters, and power outage event overlays. Material news, weather, and other risk alerts and monitoring can be configured as immediate or daily digest push notifications. Fully customizable company reports provide rich financial insights and charting including the industry-leading 96%-accurate FRISK® score, analyst-informed questions for at-risk counterparties, NRSROs ratings, over 40 unique financial ratios, and much more. With records on over 30 million businesses worldwide, predictive risk scores on approximately 5 million, and payment data on about 4 million businesses, the SupplyChainMonitor™ product provides actionable insights for procurement risk management. Enhanced peer analysis tools allow comparisons of up to 5 companies over time across financial ratios and risk scores, simplifying bid reviews and alternative source investigations. Macro-level risk information on 180 countries across 10 risk categories and powered by the Economist Intelligence Unit is included to assist in sourcing strategy when examining geopolitical, legal, labor, tax, and security risks.

This platform is only offered with worldwide coverage and includes the U.S. Private Company Data Enhancement with third-party financial distress scores on 3 million private U.S. businesses. Subscribers can purchase the International Private Data Enhancement for an additional annual fee which provides the same enhanced coverage available in the CreditRiskMonitor® product.

(3)
The Credit Limit Service product, an add-on subscription service available on the CreditRiskMonitor® product, helps subscribers manage credit line limits for their customers, in light of changes in the customers’ financial strength. Available since 2007, this interactive product monitors daily changes in a customized recommended credit limit for each customer and generates alert messages to subscribers as requested, so they can take immediate action when a customer’s circumstances change. The Credit Limit Service is fully integrated with the CreditRiskMonitor® product, which allows subscribers to quickly engage in deep analysis when reviewing any specific credit line limit. The additional fee is based, in part, on the number of companies evaluated during the annual subscription period and includes monitoring alerts.

(4)
The Financial Statement Processing (“FSP”) product, an add-on subscription service available on either platform product, provides subscribers a flexible option to help ease their process in the data entry and standardization of private company financial statements, as well as provides private company FRISK® scores featuring accuracy levels in the 90%+ range[1] and peer analyses to public company comparables. The FSP product is sold in blocks of 10 credits, with a single credit used for each counterparty processed during the annual subscription period. Credits expire at the end of each annual subscription period.

(5)
Confidential Financial Statement Tool (“CFS Tool”) product, an add-on subscription service available on either platform product, provides subscribers a flexible option to help ease their process in the standardization of private company financial statements and provides private company FRISK® scores featuring accuracy levels in the 90%+ range[1] and peer analyses to public company comparables. This product is offered at a lower cost per private counterparty processed than the FSP product, as the subscriber is responsible for the data entry of the private counterparty statements via forms on the Company’s web-based platform. The additional fee is based on subscriber usage.

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

(a)
The FRISK® score is updated daily, based on the latest information available to the Company, and is derived from a structural statistical model backtested using Company data and bankruptcies. Many experienced and knowledgeable credit and risk professionals use the Company’s Fundamental Service routinely to analyze the companies with whom they do business. The Company has collected anonymous usage information from its subscribers since 2003 and was able to develop an independently predictive, corporate bankruptcy risk model trained on this aggregated data. The Company’s modeling confirmed that when its subscribers are concerned with a risky company, they investigate that company more closely, in distinct behavioral patterns. When such patterns occur in the aggregate, the herd signal is predictive of increased bankruptcy risk. Essentially, when credit professionals start looking more closely as a group, there is usually a growing concern that can result in the reduction or even elimination of trade credit extension, specifically at one of the most critical financing times for a corporation. In 2016, the FRISK® score was retrained and augmented to include this proprietary, aggregate sentiment input. The resulting enhanced FRISK® score more accurately classifies the risk level of the riskiest corporations and can predict public company bankruptcy risk with 96% accuracy within 12 months. The accuracy level of the FRISK® score is monitored, at least annually, by our Quality Assurance and Data Science teams and has maintained or surpassed its benchmark 96% accuracy since 2016. Calculation of the FRISK® score involves the preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company, as well as sophisticated algorithms and weighting techniques that are proprietary Company trade secrets. It appears that CreditRiskMonitor is the only company currently using crowdsourcing of subscriber activity in generating a financial risk score. In 2023, the FRISK® score covered over 350,000 public and private companies worldwide representing over $100 trillion in corporate revenue.

(b)
The PAYCE® score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment data collected and processed through the Company’s Trade Contribution Program, U.S. federal tax lien data, and more to deliver an approximately 80% accurate score on over 330,000 private companies in the United States and Canada. Unlike other payment-based models that summarize past dollar-weighted payment performance for estimating bankruptcy risk, a PAYCE® score is only calculated when there is both a sufficient number of trade contributors and trade lines on a company for the analysis. The Company believes that the model covers most U.S. private companies with $5 million or more in annual revenue[2]. Among all reported bankruptcies, about half are classified in the two highest risk categories, which represent only 2.5% of the coverage population, at least three months before they file.

The viability and potential of CreditRiskMonitor’s business are made possible by the following characteristics:

•
Low price. The prices of CreditRiskMonitor’s SaaS subscription products are low as compared to a subscriber’s possible losses from not being paid by a customer or being unable to secure critical inventory/services from a supplier and are low compared to the cost of most competitive third-party financial risk analysis products.

2 Based on data published by the North American Industry Classification System (“NAICS”) Association on the number of U.S. businesses with annual sales ranges greater than or equal to $5 million and the number of U.S. public companies it follows

•
Non-cyclical. As economic growth slows, general corporate credit risk usually increases, and the credit manager’s function rises in importance and complexity. Additionally, products that allow credit managers to perform their jobs more efficiently and cost-effectively, as compared to competitive services, should gain market share in most business environments, but especially during an economic downturn. In a contracting business environment, many companies face increasing price competition, which should accelerate their shift to lower-cost technologies and providers, such as CreditRiskMonitor. CreditRiskMonitor’s business and recurring revenues have continued to grow as world economic growth slowed or declined. Over the last ten years the issuance of corporate “junk bonds” and other debt by public companies and public debt by private companies (LBOs, etc.), and the development of credit instruments to hedge default and interest rate risk (i.e., credit derivatives) has increased dramatically. Thus, public companies and private companies with public debt are vulnerable to business cycle contraction and the attendant market risks for interest rates and stock markets. Large over-the-counter debt and generally high uncertainty in the market imply continued high risk and complexity in extending commercial trade credit to many companies, which in turn puts a premium on the speed and analytical strength of CreditRiskMonitor’s products.

•	Recurring revenue stream. The recurring annual revenue stream of its SaaS subscription fee model gives the Company stability not found in a traditional, non-subscription company.

•
Profit multiplier. Some of the Company’s basic costs are being reduced. On a broad generic basis, the prices of computer hardware, software, and telecommunications have been coming down for all buyers, including CreditRiskMonitor. In addition, CreditRiskMonitor has automated a significant amount of the processes used to create and deliver its SaaS subscription products; therefore, its production costs, apart from development costs (enhancing and upgrading the Company’s web platforms as well as new product generation), are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content of CreditRiskMonitor’s SaaS subscription products if the Company chooses to increase content and not raise its prices to cover these additional costs.

•
Self-financing. CreditRiskMonitor’s business has no inventory, manufacturing, or warehouse facilities. Payments for its products are received early in the subscription period with nearly all subscribers paying annual fees without termination for convenience rights as opposed to monthly or quarterly contracts. Thus, the Company’s business has a low capital intensity and can generate high margins providing sufficient positive cash flow to grow the business organically with little need for external capital.

•
Management. CreditRiskMonitor has an experienced management team with proven talent in business credit evaluation systems and SaaS web development. The Company’s senior management team has an average tenure of over 15 years.

The Company’s Goals

•
Growth in U.S. market share. Faced with a dominant U.S. competitor, Dun & Bradstreet, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential subscribers are unaware of its SaaS subscription products, while many others who are aware of CreditRiskMonitor have not evaluated its suite of products.

•
International penetration. Foreign companies doing business within the U.S. or other foreign countries may have the same need as domestic companies for CreditRiskMonitor’s financial analysis of U.S. and foreign companies. Internationally, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of CreditRiskMonitor’s SaaS subscription products.

•
Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality, content, and new products. Also, revenue per subscriber should increase over time as the Company sells additional seat licenses (upsell) and products (cross-sell) to existing subscribers. The Company’s SupplyChainMonitor™ product is a clear example of this goal as it is offered at a higher price point with additional functionality and content.

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

•
High margins and return on investment. The Company, despite inflationary factors, foresees declining costs per subscriber in some important expense areas, such as computer hardware and communication costs, which should increase net profits from its SaaS subscription products as it adds subscribers. However, new subscribers carry higher acquisition and servicing costs relative to existing ones, so some of these gains will be offset. The Company expects that its renewal revenue will continue to represent a larger share of total revenue each year and, by carrying a lower cost basis, will contribute to higher overall margins over time. The Company’s preferred calculation for return on investment is Return on Tangible Net Worth as it focuses on hard assets. Given the Company’s lack of debt and limited intangible assets, its Tangible Net Worth normally represents most of its Total Stockholders’ Equity and generates a fair rate of return based on pre-tax income.

Marketing and Sales

To gain market share for the Company’s products, it will continue to use the Internet (at our website www.creditriskmonitor.com) as the primary mechanism for demonstrating and distributing its suite of products. To inform potential subscribers about its products, CreditRiskMonitor uses a combination of telephone sales, Internet demonstration, and inbound and outbound marketing, including but not limited to digital strategies, social media, media/PR outreach, trade show representation, and speaking engagements before credit and procurement groups and associations.

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

CreditRiskMonitor’s operational strategy is to deliver on its value proposition by continuing to be one of the industry’s lowest-cost producers of high-quality, accurate business financial information by continuously collecting data from a wide variety of sources and employing sophisticated, proprietary, algorithms to process that data into an extensive database of valuable reports on companies. Highly automated operations add to the reliability and consistency of these reports while limiting costs. The Company employs a small number of analysts who selectively review data at critical points in its processes to further enhance the quality of its products and their relevance to credit professionals.

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

In addition, targeted attacks on the Company’s systems (or on systems of third parties that it relies on), failure or non-availability of a key IT system, or a breach of security measures designed to protect its IT systems could result in disruptions to its operations through delays or the corruption and destructions of its data, property damage, loss of confidential information or financial or reputational risks. As the threat landscape is ever-changing, the Company must make continuous mitigation efforts, including risk-prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; frequent employee training; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that the Company’s ability to monitor for or mitigate cybersecurity risks will be fully effective, and the Company may fail to identify cybersecurity breaches or discover them in a timely way.

Any significant compromise or breach of the Company’s data security, whether external or internal, or misuse of its data, could result in significant costs, lost sales, fines, and lawsuits, as well as damage to its reputation. In addition, as the regulatory environment related to information security, data collection, data use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Employees

As of February 1, 2024, the Company had approximately 99 employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

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

Available Information

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge on its website (www.creditriskmonitor.com) as soon as reasonably practicable after the Company electronically files the material with or furnishes it to the SEC. Printed copies of these documents may be requested, free of charge, by contacting the Corporate Secretary, CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Suite A, Valley Cottage, NY 10989. Additionally, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Information on the Company’s website or linked to its website is not incorporated by reference into this Annual Report.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These cybersecurity processes are integrated into the Company’s overall compliance, risk management, and oversight procedures as overseen by the Company’s board of directors, primarily through its audit committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company’s process allows us to assess, identify and manage information security and cybersecurity threats through risk assessment and prevention measures to facilitate communication, training, awareness, incident response, and disclosure procedures as required by the SEC.

 The Company may review SOC1 or SOC2 reports of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company engaged a third-party consulting firm to evaluate and test the Company’s risk management systems and to assess and prevent potential cybersecurity incidents as appropriate on an annual basis. The Company has engaged a third party to provide cyber security and awareness training to our employees to help mitigate the risk of threats posed by bad actor requesting information. The Company deploys technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, redundant data storage and retention methods, anti-malware functionality, security information event management, automated update/patch-management and access controls which are evaluated and improved through vulnerability and exposure assessments and cybersecurity threat intelligence. With the help of our third-party vendors, the Company has implemented several layers of physical security, digital security, and data backup.

Governance

Board of Directors -- The audit committee of the Company’s board of directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee and the board of directors are informed of material risks from cybersecurity threats by the Company’s Chief Executive Officer, Chief Financial Officer, or the  Senior Vice President of Information Technology.

Management -- Under the oversight of the audit committee of the Company’s board of directors, the Senior Vice President of Information Technology, with over 20 years of experience in this field, is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters. The Company’s Chief Financial Officer and Senior Vice President of Information Technology, are responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. See “Item 1. Risks Related to Information Systems Security - As the threat landscape is ever-changing, the Company must make continuous mitigation efforts, including risk-prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; frequent employee training; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that the Company’s ability to monitor for or mitigate cybersecurity risks will be fully effective, and the Company may fail to identify cybersecurity breaches or discover them in a timely way.”

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

The Company’s Common Stock is traded on the OTC Markets OTCQX U.S. under the symbol “CRMZ”. The following table sets forth the high and low closing bid quotations reported on the OTCQX for each calendar quarter of 2022 and 2023. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2022
First Quarter	$2.56	$1.72
Second Quarter	$2.55	$2.05
Third Quarter	$2.31	$1.94
Fourth Quarter	$2.41	$1.99

2023
First Quarter	$3.10	$2.35
Second Quarter	$2.89	$2.49
Third Quarter	$2.72	$2.40
Fourth Quarter	$2.67	$2.30

On March 1, 2024, there were approximately 147 registered holders of the Company’s Common Stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal 2023 and 2022, the Company did not declare a cash dividend.

The Company did not repurchase any of its common stock during the year ending 2023.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our subscribers’ need for credit information or even their solvency, but we cannot predict whether or to what extent this will occur.

Our strategic priorities and plans for 2024 are to continue to build on the improvement initiatives underway to enhance our value proposition to subscribers while continuing to achieve sustainable, profitable growth.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Cash and cash equivalents	$11,005	$9,867
Held-to-maturity securities	$3,495	$4,028
Accounts receivable, net	$3,941	$3,500
Working capital	$6,499	$5,416
Cash ratio	0.86	0.78
Quick ratio	1.45	1.38
Current ratio	1.51	1.43

The Company has invested some of its excess cash in cash equivalents, held-to-maturity debt securities, and marketable securities. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, while those with maturities in excess of three months when purchased are reflected as marketable securities, or held-to-maturity securities.

As of December 31, 2023, the Company had $11 million in cash and cash equivalents, an increase of approximately $1.14 million from December 31, 2022. This increase was primarily the result of cash provided by operating activities of approximately $1.4 million and cash used in investing activities of approximately $0.3 million.

The main component of current liabilities at December 31, 2023 was unexpired subscription revenue of $10.27 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.  The Company has no debt, and expects to meet the current and long term lease obligations for office space using operating cash flows.  The Company maintains an adequate cash balance to meet the Company’s material cash requirements.

The Company has no bank lines of credit or other currently available credit sources.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2023 vs. 2022

	Year Ended December 31,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$18,931,931	100%	$17,979,317	100%

Operating expenses:
Data and product costs	7,833,037	41%	6,984,729	39%
Selling, general and administrative expenses	9,223,033	49%	9,040,767	50%
Depreciation and amortization	383,765	2%	382,342	2%
Total operating expenses	17,439,835	92%	16,407,838	91%

Income from operations	1,492,096	8%	1,571,479	9%
Other income, net	715,330	4%	180,762	1%

Income before income taxes	2,207,426	12%	1,752,241	10%
Provision for income taxes	(512,373)	(3%)	(392,003)	(2%)
Net income	$1,695,053	9%	$1,360,238	8%

Operating revenues increased approximately $952 thousand, or 5%, for fiscal 2023 over the prior year. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $848 thousand, or 12%, for fiscal 2023 compared to fiscal 2022. This increase was due primarily to (1) additional data subscriptions for new service offerings including the SupplyChainMonitor™ product, (2) higher salary and related employee benefits due to pay raises to staff, and (3) higher costs of third-party content, due to price increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses increased approximately $182 thousand, or 2%, for fiscal 2023 compared to fiscal 2022. This increase was due to more commissions being paid out in 2023 due to sales of newer product offerings, higher salary expenses, higher marketing expenses from exhibiting at trade shows, and sales enablement software.

Other income increased approximately $535 thousand for fiscal 2023 compared to fiscal 2022. This increase was due to higher return received on the Company’s money market funds and held-to-maturity holdings compared to fiscal 2022.

Future Operations

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

The Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. To a large extent, these costs do not vary with revenue. Sales and operating results generally depend on the Company’s ability to attract and retain subscribers as well as the volume and timing of the subscriptions for the Company’s products, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company’s planned expenditures would have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff as well as invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2024 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2024 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Valuation of goodwill -- Goodwill requires critical accounting estimates in the evaluation of the Company’s assets which are subject to depreciation and valuation judgments.  In addition, the Company uses the publicly traded stock price to estimate fair value, which is subject to market fluctuations and change. See the information in Note 2 to the financial statements under the caption “Goodwill” for accounting policies related to the calculation of goodwill.

Income taxes -- The calculation of income taxes requires critical accounting estimates in budgeting expenses, estimating sales figures, and forecasting staffing and technology needs for the upcoming year, all of which are constantly subject to change as the year progresses. See the information in Note 2 to the financial statements under the caption “Income Taxes” for accounting policies related to the calculation of income taxes.

Recently Issued Accounting Standards

The information set forth under Note 2 to the financial statements under the caption “Recently Issued Accounting Standards” is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
CreditRiskMonitor.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
New York, New York

March 21, 2024

CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2023 and 2022

	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$11,004,937	$9,866,628
Held-to-maturity securities – treasury bills	3,494,958	4,028,565
Accounts receivable, net of allowance of $30,000	3,941,182	3,500,259
Other current assets	788,722	656,379

Total current assets	19,229,799	18,051,831

Held-to-maturity securities – treasury bills	700,000	-
Property and equipment, net	557,634	481,804
Operating lease right-of-use asset	1,612,512	1,816,505
Goodwill	1,954,460	1,954,460
Other assets	18,110	163,470

Total assets	$24,072,515	$22,468,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,272,352	$9,980,092
Accounts payable	141,956	245,854
Current portion of operating lease liability	211,488	193,953
Accrued expenses	2,105,019	2,216,376

Total current liabilities	12,730,815	12,636,275

Deferred taxes on income, net	350,605	332,566
Unexpired subscription revenue, less current portion	68,523	163,320
Operating lease liability, less current portion	1,554,686	1,766,174

Total liabilities	14,704,629	14,898,335

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	30,007,773	29,904,675
Accumulated deficit	(20,747,111)	(22,442,164)

Total stockholders’ equity	9,367,886	7,569,735

Total liabilities and stockholders’ equity	$24,072,515	$22,468,070

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2023 and 2022

	2023	2022

Operating revenues	$18,931,931	$17,979,317

Operating expenses:
Data and product costs	7,833,037	6,984,729
Selling, general and administrative expenses	9,223,031	9,040,767
Depreciation and amortization	383,767	382,342

Total operating expenses	17,439,835	16,407,838

Income from operations	1,492,096	1,571,479
Other income	715,330	180,762

Income before income taxes	2,207,426	1,752,241
Provision for income taxes	(512,373)	(392,003)

Net income	$1,695,053	$1,360,238

Net income per share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2022	10,722,401	$107,224	$29,824,242	$(23,802,402)	$6,129,064

Net income	-	-	-	1,360,238	1,360,238
Stock-based compensation	-	-	80,433	-	80,433

Balance December 31, 2022	10,722,401	107,224	29,904,675	(22,442,164)	7,569,735

Net income	-	-	-	1,695,053	1,695,053
Stock-based compensation	-	-	103,098	-	103,098

Balance December 31, 2023	10,722,401	$107,224	$30,007,773	$(20,747,111)	$9,367,886

The accompanying notes are an integral part of these financial statements.

CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023 and 2022

	2023	2022

Cash flows from operating activities:
Net income	$1,695,053	$1,360,238
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of bond discount	(164,531)	(27,131)
Deferred income taxes	18,039	(75,239)
Depreciation and amortization	383,767	382,342
Operating lease	10,040	18,166
Stock-based compensation	103,098	80,433
Changes in operating assets and liabilities:
Accounts receivable, net	(440,923)	(697,023)
Other current assets	(137,444)	(75,230)
Other assets	-	(76,757)
Unexpired subscription revenue	197,462	496,063
Accounts payable	(103,897)	(112,453)
Accrued expenses	(111,357)	471,086

Net cash provided by operating activities	1,449,307	1,744,495

Cash flows from investing activities:
Proceeds from sale of held-to-maturity securities – treasury bills	5,010,000	-
Purchase of held-to-maturity securities – treasury bills	(5,017,103)	(4,001,434)
Purchase of property and equipment	(303,895)	(257,954)

Net cash used in investing activities	(310,998)	(4,259,388)

Net increase (decrease) in cash and cash equivalents	1,138,309	(2,514,893)
Cash and cash equivalents at beginning of year	9,866,628	12,381,521

Cash and cash equivalents at end of year	$11,004,937	$9,866,628

Supplemental disclosure of cash flow information:
Cash paid, net during the year for:
Income taxes	$468,000	$395,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) have issued certain other accounting pronouncements as of December 31, 2023 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

Recently adopted accounting principles

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments  - Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-013 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

The Company has determined that its trade receivables and held-to-maturity debt securities fall under this guidance. The trade receivables are short term, generally with net 60 day terms. The Company believes that pooling receivables based on the level of their aging and applying historical loss rates, as adjusted for current conditions, is a reasonable basis to determine expected credit losses. This is consistent with how the Company has previously determined its allowance for doubtful accounts. The Company’s held-to-maturity debt securities are comprised of US Treasury securities and federal bonds which are carried at amortized cost with a zero credit loss allowance because the probability of default is virtually zero due to the high credit rating, long history of no credit losses and the widely recognized risk-free nature of these investments.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows:

•	Fixtures, equipment and software -- 1 to 10 years
•	Leasehold improvements -- lower of estimated useful life or term of lease (i.e., 2 to 7 years)

Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance FASB Accounting Standards Update (“ASU”) ASU No. 2017-04. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company concluded that there was no impairment to goodwill in the 2023 or 2022 fiscal years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2023 and 2022, management believes no impairment of long-lived assets has occurred.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between financial statements and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

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

Marketable Securities

All marketable securities are classified as held-to-maturity and are carried at amortized cost. Realized gains, losses, amortization of premiums and discounts, interest and dividend income are included in interest and other income.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash, cash equivalents, available-for-sale securities and accounts receivable. The Company maintains its cash and cash equivalents in bank deposits and other accounts, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions.

The Company closely monitors the extension of credit to its subscribers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales but provides an allowance for doubtful accounts of $30,000 as of December 31, 2023 and 2022, based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed at December 31, 2023 nor 2022.

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

All held-to-maturity securities investments as of December 31, 2023 were US treasury and federal bonds. Investments in these bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of December 31, 2023 and 2022, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,004,937	$-	$-	$11,004,937
Held-to-maturity securities	4,194,958	-	-	4,194,958
	$15,199,895	$-	$-	$15,199,895

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,866,628	$-	$-	$9,866,628
Held-to-maturity securities	4,028,565	-	-	4,028,565
	$13,895,193	$-	$-	$13,895,193

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of December 31, 2023.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 4 - MARKETABLE SECURITIES

Based upon the Company’s intent and ability to hold its US Treasury and federal bond securities to maturity (which maturities range up to 22 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.  Accrued bond interest receivable as of December 31, 2023 is $11,828.

The following table summarizes the cost and fair value of marketable securities at December 31, 2023 is as follows:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

Held-to-maturity securities
US Treasuries	$4,194,958	$77,042	$4,272,000

Maturities of marketable securities were as follows at December 31, 2023:

Held-to-maturity securities:
Due in one year or less	$3,494,958
Due in 12 – 24 months	700,000
$4,194,958

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities and federal bonds. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of December 31, 2023.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 5 - INCOME TAXES

The Company’s income tax (benefit) expense consisted of the following:

	2023	2022
Current:
Federal	$478,379	$449,194
State	15,956	18,048
Deferred:
Federal	16,754	(70,613)
State	1,284	(4,626)

	$512,373	$392,003

The actual tax (benefit) expense for 2023 and 2022 differs from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate to income before income taxes) as follows:

	2023	2022

Computed “expected” expense	$476,239	$367,452
Permanent differences	24,056	15,685
State and local income tax expense	17,537	13,137
True-up of current taxes	(123,523)	3,709
True-up of deferred taxes	117,464	(6,158)
Change in state apportionment	600	(1,822)

Income tax expense	$512,373	$392,003

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets (liabilities) at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Stock options	$22,830	$21,654
Accrued vacation	109,955	91,161
Bad debt allowance	6,557	6,546
Deferred revenue	1,007	1,222
Deferred rent	28,224	25,982
Other	929	46,228

Total deferred tax assets	169,502	192,793

Deferred tax liabilities:
Goodwill	(427,204)	(426,433)
Fixed assets	(92,903)	(98,926)

Total deferred tax liabilities	(520,107)	(525,359)

Net deferred tax liabilities	$(350,605)	$(332,566)

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common Stock

At December 31, 2023 and 2022, there were 714,050 and 627,600 shares, respectively, of the Company’s authorized common stock reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2023 and 2022, the Company does not have any preferred stock outstanding.

Stock Options

As of December 31, 2023, the Company has two stock option plans: the 2009 Long-Term Incentive Plan (“2009 Plan”) which ended in 2019, and the 2020 Long-Term Incentive Plan (“2020 Plan”).

Both the 2009 and the 2020 Plan authorize the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under the 2009 Plan was 1,000,000 shares of common stock, and the 2020 Plan was 1,000,000 shares of common stock. At December 31, 2023, there were options outstanding for 295,000 shares of common stock under the 2009 Plan and 419,050 shares of common stock under the 2020 Plan. As of December 31, 2022, there were options outstanding for 311,000 shares of common stock under the 2009 Plan and 316,600 shares of common stock under the 2020 Plan.

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Transactions with respect to the Company’s stock option plans for the years ended December 31, 2023 and 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	568,650	$2.02
Granted	110,000	2.03
Expired	(40,300)	2.32
Forfeited	(10,750)	2.36

Outstanding at December 31, 2022	627,600	$2.00
Granted	118,950	2.86
Expired	-	0.00
Forfeited	(32,500)	2.14

Outstanding at December 31, 2023	714,050	$2.14

As of December 31, 2023, there were 580,950 shares of common stock reserved for the granting of additional options.  The 2009 Plan expired at the end of 2019 and no additional options could be granted.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the years ended December 31:

	2023	2022

Data and product costs	$38,110	$27,765
Selling, general and administrative costs	64,988	52,668

	$103,098	$80,433

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

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The fair value of options granted during the year ended December 31, 2022 was $139,782. The fair value of options granted during the year ended December 31, 2023 was $236,600. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2023	2022
Risk-free interest rate	3.80%	1.91%
Expected volatility factor	74.56%	71.09%
Expected dividends	0.00	0.00
Expected life of the option (years)	7.40	6.32

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	308,250	5.95	$1.59	68,720	$1.57
$ 2.01 - $ 3.00	350,800	4.38	$2.45	138,940	$2.50
$ 3.01 - $ 6.00	55,000	8.68	$3.16	4,000	$4.00

	714,050	5.39	$2.14	211,660	$2.23

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.33 and $2.40 as of December 31, 2023 and 2022, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2023 and 2022 was $249,396 and $297,725, respectively.

As of December 31, 2023, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $516,193. This cost will be amortized over a weighted average term of 5.35 years and will be adjusted for subsequent changes in estimated forfeitures.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
A summary of the status of the Company’s non-vested options and changes during the year ended December 31, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	524,955	$1.05
Granted	118,950	1.99
Vested	(114,215)	1.06
Terminated or expired	(27,300)	1.14
Non-vested, end of year	502,390	$1.27

Share Repurchase Program

In January of 2022, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $1,000,000 of the Company’s outstanding common stock. The Company has not repurchased any shares under this program.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2023	2022

Computer equipment and software	$2,748,129	$2,288,532
Furniture and fixtures	544,021	544,021
Leasehold improvements	284,746	284,746
	3,576,896	3,117,299
Less accumulated depreciation and amortization	(3,019,262)	(2,635,495)

	$557,634	$481,804

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 8 - OPERATING LEASE

The following table reconciles the undiscounted cash flows for the Company’s operating lease at December 31, 2023 to the operating lease liability recorded on the balance sheet:

2024	$287,356
2025	295,975
2026	304,855
2027	314,000
2028	323,420
Thereafter	530,803
Total future undiscounted lease payments	2,056,409
Less: Imputed interest	(290,235)
Present value of lease liability	$1,766,174

Current portion of operating lease liability	$211,488
Non-current portion of operating lease liability	1,554,686
$1,766,174

Total rent expense for the years ended December 31, 2023 and 2022 was $289,024 and $289,024, respectively. The weighted average incremental borrowing rate and weighted average remaining term for the operating leases was 4.54% and 6.5 years, respectively.

NOTE 9 - NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	2023	2022

Net income	$1,695,053	$1,360,238

Weighted average common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	315,862	237,000
Less: Shares which could be repurchased under treasury stock method	(241,141)	(198,511)
Weighted average common shares outstanding – diluted	10,797,122	10,760,890

Net income per share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

For fiscal 2022, the computation of diluted net income per share excludes the effects of 390,600 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

For fiscal 2023, the computation of diluted net income per share excludes the effects of 402,100 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 10 - RELATED PARTY TRANSACTION

In May 2023, the Company’s Board of Directors appointed Michael Flum to serve as Chief Executive Officer  and President.  Previously, he served as President and Chief Operating Officer since October 2020. Prior to that he served as Senior Vice President and Chief Operating Officer effective October 2019 and had served as Vice President of Operations & Alternative Data since June 2018. Mr. Flum is the son of Jerome Flum, the Company’s Executive Chairman of the Board of Directors, former Chief Executive Officer, and the brother of Joshua Flum, a Director of the Company.

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

NOTE 12 - SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES

For the year ended December 31, 2023, there was a noncash transfer of prepaids from operating activities to property and equipment in the amount of $155,700.

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

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	83	Chairman of the Board	1983
Michael I. Flum	37	Chief Executive Officer/President	2019
Steven Gargano	47	Senior Vice President/Chief Financial Officer	2020
Andrew J. Melnick	82	Director	2005 - 2023
Richard Lippe	85	Director	2020 - 2023
Brigitte Muehlmann	61	Director	2023
Lisa Reisman	55	Director	2023
Joshua M. Flum	54	Director	2007

Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. In May 2023 he transitioned from Chief Executive Officer  to Executive Chairman. Since 1968 he has been in the investment business as an Institutional Security Analyst, Research and Sales Partner at an investment firm and then as a General Partner of a private investment pool. Before entering the investment business, Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a Legal and Legislative Aide to a U.S. Congressman. He has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in business administration from Babson College and a JD degree from Georgetown University Law School. Mr. Flum served as a Lance corporal in the United States Marine Corps Reserve.

Michael I. Flum joined the Company in 2018 as Vice President of Operations & Alternative Data. He was elected Senior Vice President and Chief Operating Officer in October 2019 and subsequently President and Chief Operating Officer in October 2020. In May 2022 he became Chief Executive Officer and President. He is responsible for operational strategy and implementation, leveraging technology to improve the efficiency of human capital and work processes. Prior to joining CreditRiskMonitor, Mr. Flum served as Vice President of Operations at Gullett & Associates, Inc., a Houston-based midstream oil & gas survey and drafting services firm from 2016-2017. Mr. Flum held various engineering and project management roles at Enterprise Products Partners, a Houston-based oil & gas pipeline owner/operator from 2009 to 2016. Over his time in the oil & gas sector, Mr. Flum successfully completed pipeline and plant projects totaling over $1.3 billion dollars. He was also able to install processes that streamline service offerings and unify customer experience across teams. Mr. Flum holds an MBA from Columbia Business School as well as a BS in Mechanical Engineering and a BA in Religious Studies from Rice University. Mr. Flum is the son of Jerome Flum.

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

Andrew J. Melnick served as a Director from March 2005 – July 2023. He has been a Managing Partner of SkyView Investment Advisors since 2010. The firm acts as an investment advisor to various independent investment organizations. From 2014 to 2015, Mr. Melnick was the Chief Investment Strategist and a shareholder in the investment advisory firm BPV Capital Management, which provided investment advisory services to institutions and individual clients. From 2005 to 2009, Mr. Melnick helped manage two hedge funds. He retired from Goldman, Sachs & Co. at the end of 2004. He joined Goldman Sachs in 2002 as Co-Director of its Global Investment Research Division and a member of its Management Committee. Prior to joining Goldman Sachs, Mr. Melnick was Senior Vice President and Director of the Global Securities and Economics Research Group of Merrill Lynch. During his 13 years at Merrill Lynch, he expanded the Firm’s Research Group from primarily a domestic effort to one with research offices in 26 countries around the world. During that period Merrill Lynch was ranked as the top research department in nearly all regions of the world including six straight times as the number one equity research department in the United States. Previous employment: President of Woolcott & Co., a boutique research and investment banking firm; Director of Research and a Partner of L.F. Rothschild Unterberg Towbin; and Senior Analyst at Drexel Burnham Lambert. He was a U.S. Army Signal Corps Officer and served in Vietnam. Mr. Melnick is a Commissioner of the Monmouth County Improvement Authority, a member of the Board of Trustees of the Monmouth Medical Center, and serves on the Board of Governors of the American Jewish Committee and acts as Chairman of their Investment Committee. Mr. Melnick earned a BA in economics and MBA in finance from Rutgers. He is a Chartered Financial Analyst (C.F.A.).

Richard Lippe served as Director from May 2020 – July 2023. Mr. Lippe was one of the founding members and a partner of the law firm Meltzer, Lippe, Goldstein and Breistone, LLP (1979-2004). Prior to that, he was a founding member and partner of the law firm Lippe, Ruskin, Schlissel and Moscou, LLP (1966-1978), and was Deputy County Attorney for Nassau County, N.Y. (1964-1966). While actively practicing law, among other things, he chaired the Corporate and Technology Groups at the two firms. He has extensive experience representing mature, middle and early stage private and public companies, and has provided other ongoing business related activities and advice to management and boards of directors and general partners. He has frequently served as general counsel and/or a member of the board and an active business advisor to a number of companies. Mr. Lippe has a B.A. degree from Tufts University and a J.D. degree from the University of Pennsylvania.

Brigitte Muehlmann has been a Director since July 2023. She is currently a Professor at Babson College and an Adjunct Professor at Texas A&M University School of Law. She serves as a Director of Babson Global, Inc., and the USA Branch of the International Fiscal Association. Entrepreneurial leaders are a perennial focus for Dr. Muehlmann and she aims to contribute to sustainable business success. Her research is centered on design and opportunities for both human and technological innovation in accounting and taxation. She teaches MBA courses in financial and sustainability reporting and analysis as well as operating and expanding businesses in global markets. Brigitte developed expertise in serving international businesses at Ernst & Young in Vienna and on the entrepreneurial services team in Boston, as a member of the global tax team at PwC in Boston, and at Kearney in New York before turning to a full-time career in academia. Dr. Muehlmann is a dual Austrian-American citizen holding a Ph.D. and an MSBA degree from the Vienna University of Economics and Business (WU) in Austria, an MST degree from Bentley University, and a CPA license.

Lisa Reisman has been a Director since July 2023. She is currently co-founder and CEO of MetalMiner. With a background in physical metal trading, management consulting, and executive leadership, Lisa has a proven entrepreneurial track record. Through her Companies’ Insights platform, they offer a SaaS solution across the full range of industrial metals, including global data points. Detailed should-cost models and forecasts provide buying organizations with price data on the industrial metals that companies actually buy and not just the ingot prices which trade on public exchanges. Before founding MetalMiner, she was Managing Director and CEO of Azul Partners in Chicago and worked as a Senior Manager for both Deloitte Consulting and Arthur Andersen Consulting. She holds an MPA in management and public policy from New York University and a BA in journalism and political science from the University of Wisconsin-Madison.

Joshua M. Flum has been a Director since September 2007. He is currently a Managing Partner at LRVHealth, an early-stage healthcare venture capital platform. Prior to this role, Mr. Flum spent nearly two decades at CVS Health holding senior leadership roles in strategy, operations, and technology where he led a broad set of transformational activities, ranging from the integration of CVS Health and Aetna to the founding of CVS Health Ventures. He departed CVS Health in 2022 as Executive Vice President, Chief Strategy & Business Development Officer. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the United States Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. He then joined the Boston Consulting Group where his work focused on the consumer and retail practice area. Mr. Flum is the son of Jerome Flum, and the brother of Michael Flum.

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

Camilo Gomez, Ph.D.is Senior Vice President of Data Science and returned to CreditRiskMonitor in November 2020, having first joined the Company in October of 2009. During his decade-long tenure, which ended in June of 2019, Dr. Gomez served as Senior Vice President of Quantitative Research. In between stints at CreditRiskMonitor, Dr. Gomez held the role of Chief Analytics Officer for Beyond Finance, Inc. Prior to joining the Company in 2009, Dr. Gomez was a principal at Lone Pine Mesa LLC, where he consulted with companies in the area of specialty finance since 2005. Prior to that, he was a Managing Director at Standard & Poor’s Risk Solutions group since 2001. Before S&P, Dr. Gomez was co-founder and Group Head for Financial Analytics for the Center for Adaptive Systems & Applications. Dr. Gomez earned a B.S. in 1980 and a Ph.D. in 1985 from the Massachusetts Institute of Technology.

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

The Audit Committee currently consists of its outside directors – Brigitte Muehlmann, Lisa Reisman, and Joshua Flum.  Both Brigitte Muehlmann and Lisa Reisman are independent, and Brigitte Muehlmann is an audit committee financial expert, as such terms are defined by the SEC.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2023, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Jerome S. Flum, Executive Chairman	2023 2022	$150,000 $150,000	$0 $0	- -	- -	$150,000 $150,000
Michael I. Flum, Chief Executive Officer	2023 2022	$201,000 $184,193	$38,000 $33,000	$13,129 6,617	- -	$252,129 $223,810
Steven Gargano, Chief Financial Officer	2023 2022	$196,000 $189,800	$38,500 $38,000	$2,179 720	- -	$236,679 $228,520

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

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year:

GRANTS OF PLAN-BASED AWARDS
Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Jerome S. Flum	N/A	N/A	N/A	N/A	N/A
Michael I. Flum	1/25/2023 5/01/2023	N/A N/A	5,000 50,000	$2.70 $3.08	10,013 101,086
Steven Gargano	1/25/2023	N/A	2,000	$2.70	4,005

The following table reflects outstanding equity grants to the Company’s executive officers as of December 31, 2023:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jerome S. Flum	-0-	-0-	-0-	-0-	N/A
Michael I. Flum	-0- -0- -0- -0- -0-	50,000 25,000 30,000 5,000 50,000	-0- -0- -0- -0- -0-	$1.45 $2.19 $1.85 $2.70 $3.08	10-24-29 10-29-29 01-28-32 01-25-33 05-01-33
Steven Gargano	-0- -0- -0- -0-	12,000 3,000 4,000 2,000	-0- -0- -0- -0-	$1.80 $2.19 $1.85 $2.70	07-29-29 10-29-29 01-28-32 01-25-33

The closing market price of the Company’s common stock on December 31, 2023 was $2.33 per share.

The options under the above grants may be exercised after four years in installments upon the attainment of specified length of service. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective July 12, 2023, non-employee directors receive $2,000 per quarter or a total of $8,000 per calendar year, prior to that non-employee directors received $1,000 per quarter or a total of $4,000 per calendar year,

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Brigitte Muehlmann	$8,000	$367	$8,367
Lisa Reisman	$8,000	$367	$8,367
Joshua M. Flum	$8,000	$7,259	$15,259
Andrew J. Melnick	$4,000	$0	$4,000
Richard Lippe	$4,000	$0	$4,000

(1)
Fees earned in 2023 for former directors Andrew Melnick and Richard Lippe were $4,000 and fees paid in cash were $0 per director. Fees earned in 2023 for returning director Joshua Flum were $6,000 and fees paid in cash were $8,000. Fees earned in 2023 for newly elected directors Brigitte Muehlmann and Lisa Reisman were $4,000 and fees paid in cash were $8,000 per director.

(2)	Represents the compensation costs for financial reporting purposes for the year under ASC 718. See Note 6 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 1, 2024 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Suite A, Valley Cottage, NY 10989.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% or Greater Stockholders
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein(1) 1865 Palmer Avenue Larchmont, NY 10538	693,744	6.5%
Flum Partners (2)	5,641,134	52.1%
Named Executive Officers
Jerome S. Flum	6,239,776 (4)(5)	57.6%
Michael I. Flum	6,500	-----*
Non-Employee Directors
Joshua M. Flum (5)	32,900	-----*
All directors and executive officers (as a group (5 persons))	6,279,176 (3)(4)	58.6%

*less than 1%

(1) Based on the information contained in a Schedule 13G/A filed February 1, 2019. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. Lawrence J. Goldstein is an individual investor, the sole managing member and the sole owner of SMP Asset Management, LLC, and may be deemed to beneficially own these shares.

(2) The general partners of Flum Partners are Jerome S. Flum, Executive Chairman of the Board of the Company; Michael I. Flum, Chief Executive Officer of the Company; and Barbara Schwartz, spouse of Jerome S. Flum.  The controlling general partner is Jerome S. Flum.

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

(5) Includes 6,500 shares of Common Stock and 26,400 shares of Common Stock which may be acquired upon the exercise of stock options which have vested or will vest within 60 days of March 10, 2024.

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

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	714,050	$2.14	580,950
Total	714,050	$2.14	580,950

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2023.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company for the last two fiscal years are as follows:

	Fiscal Year Ended
	December 31,
	2023	2022

Audit fees (1)	$158,550	$152,250
Audit related fees (2)	-	-
Tax fees (3)	17,325	15,750
All other fees	-	-

Total fees	$173,875	$168,000

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3)	Consists of fees for preparation of federal and state income tax returns.

The engagement of CohnReznick LLP for the 2023 and 2022 fiscal years and the scope of audit-related services, including the audits and reviews described above, and tax services were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements – contained in Item 8:

(b)	Exhibits:

3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 1999, filed March 29, 2000)
3(ii)	-	Company’s By-Laws as amended March 9, 2020 (incorporated by reference to Form 10-K for the year ended December 31, 2020, filed March 25, 2021)
10-D	-	Copy of Company’s 2020 Long-Term Incentive Plan (incorporated by reference to Definitive Statement on Schedule 14C, filed June 24, 2020)
14	-
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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 21, 2024	By: /s/ Michael I. Flum
Michael I. Flum
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2024	By: /s/ Michael I. Flum
Michael I. Flum
Chief Executive Officer and
President
(Principal Executive Officer)

Date: March 21, 2024	By: /s/ Steven Gargano
Steven Gargano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 21, 2024	By: /s/ Brigitte Muehlmann
Brigitte Muehlmann
Director

Date: March 21, 2024	By: /s/ Lisa Reisman
Lisa Reisman
Director

Date: March 21, 2024	By: /s/ Joshua M. Flum
Joshua M. Flum
Director