Form 10-Q
period 2024-03-31
CREDITRISKMONITOR COM INC
filed 2024-05-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of May 14, 2024.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,416,118	$11,004,937
Held-to-maturity securities – treasury bills	3,538,990	3,494,958
Accounts receivable, net of allowance of $30,000	3,792,728	3,941,182
Other current assets	806,697	788,722

Total current assets	19,554,533	19,229,799

Held-to-maturity securities – treasury bills	700,000	700,000
Property and equipment, net	661,728	557,634
Operating lease right-to-use asset	1,560,109	1,612,512
Goodwill	1,954,460	1,954,460
Other assets	18,110	18,110

Total assets	$24,448,940	$24,072,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$11,114,177	$10,272,352
Accounts payable	238,181	141,956
Current portion of operating lease liability	216,035	211,488
Accrued expenses	1,314,751	2,105,019

Total current liabilities	12,883,144	12,730,815

Deferred taxes on income, net	350,605	350,605
Unexpired subscription revenue, less current portion	195,864	68,523
Operating lease liability, less current portion	1,499,041	1,554,686

Total liabilities	14,928,654	14,704,629

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	30,032,766	30,007,773
Accumulated deficit	(20,619,704)	(20,747,111)

Total stockholders’ equity	9,520,286	9,367,886

Total liabilities and stockholders’ equity	$24,448,940	$24,072,515

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	2024	2023

Operating revenues	$4,808,707	$4,590,744

Operating expenses:
Data and product costs	2,197,777	1,920,371
Selling, general and administrative expenses	2,553,601	2,359,041
Depreciation and amortization	93,170	97,521

Total operating expenses	4,844,548	4,376,933

(Loss) income from operations	(35,841)	213,811
Other income	201,759	140,978

Income before income taxes	165,918	354,789
Provision for income taxes	(38,511)	(79,509)

Net income	$127,407	$275,280

Net income per share – Basic and diluted	$0.01	$0.03

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,766,909	10,797,101

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance January 1, 2023	10,722,401	$107,224	$29,904,675	$(22,442,164)	$7,569,735

Net income	-	-	-	275,280	275,280
Stock-based compensation	-	-	27,901	-	27,901

Balance March 31, 2023	10,722,401	$107,224	$29,932,576	$(22,166,884)	$7,872,916

Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(20,747,111)	$9,367,886

Net income	-	-	-	127,407	127,407
Stock-based compensation	-	-	24,993	-	24,993

Balance March 31, 2024	10,722,401	$107,224	$30,032,766	$(20,619,704)	$9,520,286

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	2024	2023

Cash flows from operating activities:
Net income	$127,407	$275,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of bond discount	(43,704)	(36,932)
Depreciation and amortization	93,170	97,521
Operating lease right-to-use asset, net	1,305	3,371
Stock-based compensation	24,993	27,901
Changes in operating assets and liabilities:
Accounts receivable	148,454	93,364
Other current assets	(17,975)	(10,461)
Unexpired subscription revenue	969,166	521,358
Accounts payable	96,225	(123,759)
Accrued expenses	(790,267)	(1,022,718)

Net cash provided by (used in) operating activities	608,774	(175,075)

Cash flows from investing activities:
Proceeds from held-to-maturity securities – treasury bills	940,000	1,450,000
Purchase of held-to-maturity securities – treasury bills	(940,329)	(1,443,995)
Purchase of property and equipment	(197,264)	(53,661)

Net cash used in investing activities	(197,593)	(47,656)

Net increase (decrease) in cash and cash equivalents	411,181	(222,731)
Cash and cash equivalents at beginning of period	11,004,937	9,866,628

Cash and cash equivalents at end of period	$11,416,118	$9,643,897

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of CreditRiskMonitor.com, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2023.

The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2023 condensed balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”) to account for stock-based compensation.

Index
The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended March 31,
	2024	2023

Data and product costs	$7,594	$10,272
Selling, general and administrative expenses	17,399	17,629

	$24,993	$27,901

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

All held-to-maturity securities as of March 31, 2024 were US Treasury and federal bonds. Investments in these bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of March 31, 2024 and December 31, 2023, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2024
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,416,118	$-	$-	$11,416,118
Held-to-maturity securities	4,238,990	-	-	4,238,990
	$15,655,108	$-	$-	$15,655,108

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,004,937	$-	$-	$11,004,937
Held-to-maturity securities	4,194,958	-	-	4,194,958
	$15,199,895	$-	$-	$15,199,895

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of March 31, 2024.

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

Index
(6) Marketable Securities

Based upon the Company’s intent and ability to hold its US Treasury and federal bond securities to maturity (which maturities range up to 22 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.  Accrued bond interest receivable as of March 31, 2024 is $3,043.

The following table summarizes the cost and fair value of marketable securities at March 31, 2024 as follows:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

Held-to-maturity securities
US Treasuries	$4,238,990	$78,010	$4,317,000

Maturities of marketable securities were as follows at March 31, 2024:

Held-to-maturity securities:
Due in one year or less	$3,538,990
Due in 12 – 24 months	700,000
$4,238,990

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities and federal bonds. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of March 31, 2024.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended March 31
	2024	2023

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	258,000	306,650
LESS: Shares which could be repurchased under treasury stock method	(213,492)	(231,950)

Weighted average number of common shares outstanding – diluted	10,766,909	10,797,101

For the three months ended March 31, 2024, the computation of diluted net income per share excludes the effects of the assumed exercise of 529,900 since their inclusion would be anti-dilutive as their exercise prices were above market value.

Index
For the three months ended March 31, 2023, the computation of diluted net income per share excludes the effects of the assumed exercise of 379,900 options since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Our strategic priorities and plans for 2024 are to continue to build on the improvement initiatives underway to achieve sustainable, profitable growth.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$11,416	$11,005
Held-to-maturity securities	$3,539	$3,495
Accounts receivable, net	$3,793	$3,941
Working capital	$6,671	$6,499
Cash ratio	0.89	0.86
Quick ratio	1.46	1.45
Current ratio	1.52	1.51

Index
As of March 31, 2024, the Company had $11.4 million in cash and cash equivalents, an increase of approximately $0.4 million from December 31, 2023. This increase was primarily the result of cash provided by operating activities of approximately $0.6 million offset by the net cash used in investing activities totaling approximately $0.2 million.

The main component of current liabilities at March 31, 2024 was unexpired subscription revenue of approximately $11.1 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	3 Months Ended March 31,

	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,808,707	100%	$4,590,744	100%

Operating expenses:
Data and product costs	2,197,777	46%	1,920,371	42%
Selling, general and administrative expenses	2,553,601	53%	2,359,041	51%
Depreciation and amortization	93,170	2%	97,521	2%
Total operating expenses	4,844,548	101%	4,376,933	95%

(Loss) income from operations	(35,841)	(1%)	213,811	5%
Other income, net	201,759	4%	140,978	3%

Income before income taxes	165,918	3%	354,789	8%
Provision for income taxes	(38,511)	(1%)	(79,509)	(2%)

Net income	$127,407	2%	$275,280	6%

Operating revenues increased approximately $218 thousand, or 5%, for the first quarter of fiscal 2024 compared to the same period of fiscal 2023. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $277 thousand, or 14%, for the first quarter of 2024 compared to the same period of fiscal 2023. This increase was due primarily to (1) higher salary and related employee benefits due to new hires and pay raises to staff, (2) additional data subscriptions for new service offerings including the SupplyChainMonitor™ product, and (3) higher costs of third-party content, due to price increases instituted by some of the Company’s major suppliers.

Index
Selling, general and administrative expenses increased approximately $195 thousand, or 8%, for the first quarter of fiscal 2024 compared to the same period of fiscal 2023. This increase was due to higher salary expenses from new hires, higher commissions being paid out in 2024 due to sales of newer product offerings, pay raises, and sales enablement software.

Other income increased approximately $61 thousand for the first quarter of fiscal 2024 compared to the same period of fiscal 2023. This increase was due to higher return received on the Company’s money market funds and held-to-maturity holdings compared to fiscal 2023.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and service staff as well as invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2025 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2025 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 14, 2024	By: /s/ Steven Gargano
Steven Gargano
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)