Form 10-Q
period 2024-06-30
CREDITRISKMONITOR COM INC
filed 2024-08-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of August 12, 2024.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2024 AND DECEMBER 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,357,343	$11,004,937
Held-to-maturity securities	3,593,803	3,494,958
Accounts receivable, net of allowance of $30,000	3,557,247	3,941,182
Other current assets	1,048,380	788,722

Total current assets	20,556,773	19,229,799

Held-to-maturity securities	700,000	700,000
Property and equipment, net	560,835	557,634
Operating lease right-to-use asset	1,507,125	1,612,512
Goodwill	1,954,460	1,954,460
Other assets	18,110	18,110

Total assets	$25,297,303	$24,072,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$11,363,217	$10,272,352
Accounts payable	78,808	141,956
Current portion of operating lease liability	220,632	211,488
Accrued expenses	1,981,359	2,105,019

Total current liabilities	13,644,016	12,730,815

Deferred taxes on income, net	350,605	350,605
Unexpired subscription revenue, less current portion	187,827	68,523
Operating lease liability, less current portion	1,442,763	1,554,686

Total liabilities	15,625,211	14,704,629

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	30,055,386	30,007,773
Accumulated deficit	(20,490,518)	(20,747,111)

Total stockholders’ equity	9,672,092	9,367,886

Total liabilities and stockholders’ equity	$25,297,303	$24,072,515

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	2024	2023

Operating revenues	$4,933,767	$4,682,499

Operating expenses:
Data and product costs	2,173,184	1,934,425
Selling, general and administrative expenses	2,685,333	2,252,514
Depreciation and amortization	100,894	94,566

Total operating expenses	4,959,411	4,281,505

(Loss) income from operations	(25,644)	400,994
Other income	195,735	192,569

Income before income taxes	170,091	593,563
Provision for income taxes	(40,905)	(142,212)

Net income	$129,186	$451,351

Net income per share – Basic and diluted	$0.01	$0.04

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,757,061	10,807,318

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	2024	2023

Operating revenues	$9,742,474	$9,273,243

Operating expenses:
Data and product costs	4,360,878	3,854,796
Selling, general and administrative expenses	5,249,019	4,611,555
Depreciation and amortization	194,063	192,087

Total operating expenses	9,803,960	8,658,438

(Loss) income from operations	(61,486)	614,805
Other income	397,495	333,547

Income before income taxes	336,009	948,352
Provision for income taxes	(79,416)	(221,721)

Net income	$256,593	$726,631

Net income per share – Basic and diluted	$0.02	$0.07

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,761,722	10,802,176

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance April 1, 2023	10,722,401	$107,224	$29,932,576	$(22,166,884)	$7,872,916

Net income	-	-	-	451,351	451,351
Stock-based compensation	-	-	25,623	-	25,623

Balance June 30, 2023	10,722,401	$107,224	$29,958,199	$(21,715,533)	$8,349,890

Balance April 1, 2024	10,722,401	$107,224	$30,032,766	$(20,619,704)	$9,520,286

Net income	-	-	-	129,186	129,186
Stock-based compensation	-	-	22,620	-	22,620

Balance June 30, 2024	10,722,401	$107,224	$30,055,386	$(20,490,518)	$9,672,092

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance January 1, 2023	10,722,401	$107,224	$29,904,675	$(22,442,164)	$7,569,735

Net income	-	-	-	726,631	726,631
Stock-based compensation	-	-	53,524	-	53,524

Balance June 30, 2023	10,722,401	$107,224	$29,958,199	$(21,715,533)	$8,349,890

Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(20,747,111)	$9,367,886

Net income	-	-	-	256,593	256,593
Stock-based compensation	-	-	47,613	-	47,613

Balance June 30, 2024	10,722,401	$107,224	$30,055,386	$(20,490,518)	$9,672,092

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	2024	2023

Cash flows from operating activities:
Net income	$256,593	$726,631
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond discount	(87,915)	(77,349)
Depreciation and amortization	194,063	192,087
Operating lease right-to-use asset, net	2,609	6,742
Stock-based compensation	47,613	53,524
Changes in operating assets and liabilities:
Accounts receivable	383,935	584,564
Other current assets	(259,658)	(304,955)
Unexpired subscription revenue	1,210,169	130,136
Accounts payable	(63,148)	(154,216)
Accrued expenses	(123,660)	(495,743)

Net cash provided by operating activities	1,560,601	661,421

Cash flows from investing activities:
Proceeds from held-to-maturity securities	1,890,000	2,170,000
Purchase of held-to-maturity securities	(1,900,931)	(2,132,272)
Purchase of property and equipment	(197,264)	(115,817)

Net cash used in investing activities	(208,195)	(78,089)

Net increase in cash and cash equivalents	1,352,406	583,332
Cash and cash equivalents at beginning of period	11,004,937	9,866,628

Cash and cash equivalents at end of period	$12,357,343	$10,449,960

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Overview and Basis of Presentation

CreditRiskMonitor.com, Inc. (the “Company”) provides interactive business-to-business SaaS subscription products designed specifically for credit and supply chain managers. These products are sold predominantly to corporations located in the United States.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2023.

The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for an entire fiscal year.

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

(2) Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The guidance is effective for the fiscal year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024, and the adoption of this standard is not anticipated to have a significant impact on the Company’s consolidated financial statements other than adding new disclosures, which the Company is currently evaluating.

(3) Revenue Recognition

The Company applies FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers (“ASC 606”), to recognize revenue. ASC 606 requires an entity to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The Company’s primary source of revenue is subscription income which is recognized ratably over the subscription term.

Index
(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”), to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended June 30,		6 Months Ended June 30,
	2024	2023	2024	2023

Data and product costs	$7,956	$10,213	$15,551	$20,486
Selling, general and administrative expenses	14,664	15,410	32,062	33,038

	$22,620	$25,623	$47,613	$53,524

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

All held-to-maturity securities as of June 30, 2024 were US Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of June 30, 2024 and December 31, 2023, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2024
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$12,357,343	$-	$-	$12,357,343
Held-to-maturity securities	4,293,803	-	-	4,293,803
	$16,651,146	$-	$-	$16,651,146

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,004,937	$-	$-	$11,004,937
Held-to-maturity securities	4,194,958	-	-	4,194,958
	$15,199,895	$-	$-	$15,199,895

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of June 30, 2024.

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

Index
(6) Marketable Securities

Based upon the Company’s intent and ability to hold its US Treasury securities to maturity (which maturities range up to 22 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Accrued bond interest receivable as of June 30, 2024 is $11,699.

The following table summarizes the cost and fair value of marketable securities at June 30, 2024 as follows:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

Held-to-maturity securities
US Treasury securities	$4,293,803	$83,197	$4,377,000

Maturities of marketable securities were as follows at June 30, 2024:

Held-to-maturity securities:
Due in one year or less	$3,593,803
Due in 12 – 24 months	700,000
$4,293,803

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of June 30, 2024.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended June 30,		6 Months Ended June 30,
	2024	2023	2024	2023

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	227,357	335,137	257,679	305,236
LESS: Shares which could be repurchased under treasury stock method	(192,697)	(250,220)	(218,358)	(225,461)

Weighted average number of common shares outstanding – diluted	10,757,061	10,807,318	10,761,722	10,802,176

For the three and six months ended June 30, 2024, the computation of diluted net income per share excludes the effects of the assumed exercise of 645,050 and 615,050 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

(10) Supplemental Disclosures of Noncash Investing Activities

For the six months ended June 30, 2024, there was a noncash transfer of deposits from operating activities to property and equipment in the amount of $155,700.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$12,357	$11,005
Held-to-maturity securities	$3,594	$3,495
Accounts receivable, net	$3,557	$3,941
Working capital	$6,913	$6,499
Cash ratio	0.91	0.86
Quick ratio	1.43	1.45
Current ratio	1.51	1.51

As of June 30, 2024, the Company had $12.4 million in cash and cash equivalents, an increase of approximately $1.4 million from December 31, 2023. This increase was primarily the result of cash provided by operating activities of approximately $1.6 million offset by the net cash used in investing activities totaling approximately $0.2 million.

The main component of current liabilities at June 30, 2024 was unexpired subscription revenue of approximately $11.4 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Index
Results of Operations

	3 Months Ended June 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,933,767	100%	$4,682,499	100%

Operating expenses:
Data and product costs	2,173,184	44%	1,934,425	41%
Selling, general and administrative expenses	2,685,333	55%	2,252,514	48%
Depreciation and amortization	100,894	2%	94,566	2%
Total operating expenses	4,959,411	101%	4,281,505	91%

(Loss) income from operations	(25,644)	(1%)	400,994	9%
Other income	195,735	4%	192,569	4%

Income before income taxes	170,091	3%	593,563	13%
Provision for income taxes	(40,905)	0%	(142,212)	(3%)

Net income	$129,186	3%	$451,351	10%

Operating revenues increased approximately $251 thousand, or 5%, for the second quarter of fiscal 2024 compared to the same period of fiscal 2023. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $239 thousand, or 12%, for the second quarter of 2024 compared to the same period of fiscal 2023. This increase was due primarily to (1) higher salary and related employee benefits due to new hires and pay raises to staff, (2) additional data subscriptions for new service offerings including the SupplyChainMonitor™ product, and (3) higher costs of third-party content, due to price increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses increased approximately $433 thousand, or 19%, for the second quarter of fiscal 2024 compared to the same period of fiscal 2023. This increase was due to higher salary expenses from new hires, higher commissions being paid out in 2024 due to sales of newer product offerings, pay raises, and sales enablement software.

Other income increased approximately $3 thousand for the second quarter of fiscal 2024 compared to the same period of fiscal 2023. This increase was minimal due to limited changes in interest rate policy and a continuation of the strategy comprised of money market funds and held-to-maturity holdings as compared to fiscal 2023.

Index
	6 Months Ended June 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$9,742,474	100%	$9,273,243	100%

Operating expenses:
Data and product costs	4,360,878	45%	3,854,796	42%
Selling, general and administrative expenses	5,249,019	54%	4,611,555	50%
Depreciation and amortization	194,063	2%	192,087	2%
Total operating expenses	9,803,960	101%	8,658,438	94%

(Loss) income from operations	(61,486)	(1%)	614,805	6%
Other income	397,495	4%	333,547	4%

Income before income taxes	336,009	3%	948,352	10%
Provision for income taxes	(79,416)	(1%)	(221,721)	(2%)

Net income	$256,593	2%	$726,631	8%

Operating revenues increased approximately $469 thousand, or 5%, for the first half of fiscal 2024 compared to the same period of fiscal 2023. This overall revenue growth resulted from price increases, and an increase in subscription service revenue from sales to new and existing subscribers.

Data and product costs increased approximately $506 thousand, or 13%, for the first half of 2024 compared to the same period of fiscal 2023. This increase was due primarily to: (1) higher salary and related employee benefits due to new hires and pay raises to staff, (2) additional or expanded data coverage costs, and (3) higher costs of third-party content, due to inflationary increases instituted by some of the Company’s suppliers.

Selling, general and administrative expenses increased approximately $637 thousand, or 14%, for the first half of fiscal 2024 compared to the same period of fiscal 2023. This increase was primarily due to higher salary and related employee benefits to new hires and staff, higher commissions on newer product offerings, and sales enablement software.

Other income increased approximately $64 thousand for the first half of fiscal 2024 compared to the same period of fiscal 2023. This increase was primarily due to an increase in interest earned on a higher cash and marketable security balance.

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

Index
PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 12, 2024	By: /s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer
(Principal Accounting Officer)