Form 10-Q
period 2024-09-30
CREDITRISKMONITOR COM INC
filed 2024-11-14
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of November 14, 2024.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,888,033	$11,004,937
Held-to-maturity securities	2,481,973	3,494,958
Accounts receivable, net of allowance of $30,000	3,566,066	3,941,182
Other current assets	916,279	788,722

Total current assets	14,852,351	19,229,799

Held-to-maturity securities	6,908,000	700,000
Property and equipment, net	544,097	557,634
Operating lease right-of-use asset	1,453,548	1,612,512
Goodwill	1,954,460	1,954,460
Other assets	18,110	18,110

Total assets	$25,730,566	$24,072,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,855,818	$10,272,352
Accounts payable	72,890	141,956
Current portion of operating lease liability	225,325	211,488
Accrued expenses	2,396,638	2,105,019

Total current liabilities	13,550,671	12,730,815

Deferred taxes on income, net	350,605	350,605
Unexpired subscription revenue, less current portion	194,959	68,523
Operating lease liability, less current portion	1,384,378	1,554,686

Total liabilities	15,480,613	14,704,629

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	30,081,665	30,007,773
Accumulated deficit	(19,938,936)	(20,747,111)

Total stockholders’ equity	10,249,953	9,367,886

Total liabilities and stockholders’ equity	$25,730,566	$24,072,515

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	2024	2023

Operating revenues	$5,009,370	$4,792,869

Operating expenses:
Data and product costs	2,205,871	1,951,360
Selling, general and administrative expenses	2,256,732	2,439,147
Depreciation and amortization	97,513	96,216

Total operating expenses	4,560,116	4,486,723

Income from operations	449,254	306,146
Other income	267,092	188,083

Income before income taxes	716,346	494,229
Provision for income taxes	(164,764)	(115,552)

Net income	$551,582	$378,677

Net income per share – Basic and diluted	$0.05	$0.04

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,770,383	10,799,481

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	2024	2023

Operating revenues	$14,751,845	$14,066,112

Operating expenses:
Data and product costs	6,566,750	5,806,156
Selling, general and administrative expenses	7,505,751	7,050,702
Depreciation and amortization	291,576	288,303

Total operating expenses	14,364,077	13,145,161

Income from operations	387,768	920,951
Other income	664,587	521,630

Income before income taxes	1,052,355	1,442,581
Provision for income taxes	(244,180)	(337,273)

Net income	$808,175	$1,105,308

Net income per share – Basic and diluted	$0.08	$0.10

Weighted average number of common shares outstanding –
Basic	10,722,401	10,722,401
Diluted	10,764,587	10,801,243

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance July 1, 2023	10,722,401	$107,224	$29,958,199	$(21,715,533)	$8,349,890

Net income	-	-	-	378,677	378,677
Stock-based compensation	-	-	22,329	-	22,329

Balance September 30, 2023	10,722,401	$107,224	$29,980,528	$(21,336,856)	$8,750,896

Balance July 1, 2024	10,722,401	$107,224	$30,055,386	$(20,490,518)	$9,672,092

Net income	-	-	-	551,582	551,582
Stock-based compensation	-	-	26,279	-	26,279

Balance September 30, 2024	10,722,401	$107,224	$30,081,665	$(19,938,936)	$10,249,953

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance January 1, 2023	10,722,401	$107,224	$29,904,675	$(22,442,164)	$7,569,735

Net income	-	-	-	1,105,308	1,105,308
Stock-based compensation	-	-	75,853	-	75,853

Balance September 30, 2023	10,722,401	$107,224	$29,980,528	$(21,336,856)	$8,750,896

Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(20,747,111)	$9,367,886

Net income	-	-	-	808,175	808,175
Stock-based compensation	-	-	73,892	-	73,892

Balance September 30, 2024	10,722,401	$107,224	$30,081,665	$(19,938,936)	$10,249,953

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	2024	2023

Cash flows from operating activities:
Net income	$808,175	$1,105,308
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond discount	(146,697)	(121,798)
Depreciation and amortization	291,576	288,303
Operating lease right-of-use asset, net	2,494	8,735
Stock-based compensation	73,892	75,853
Changes in operating assets and liabilities:
Accounts receivable, net	375,116	630,732
Other current assets	(127,557)	(434,901)
Unexpired subscription revenue	709,902	(202,185)
Accounts payable	(69,066)	(149,715)
Accrued expenses	291,619	168,073

Net cash provided by operating activities	2,209,454	1,368,405

Cash flows from investing activities:
Proceeds from held-to-maturity securities	2,850,000	3,630,000
Purchase of held-to-maturity securities	(7,898,319)	(3,628,741)
Purchase of property and equipment	(278,039)	(148,259)

Net cash used in investing activities	(5,326,358)	(147,000)

Net (decrease) increase in cash and cash equivalents	(3,116,904)	1,221,405
Cash and cash equivalents at beginning of period	11,004,937	9,866,628

Cash and cash equivalents at end of period	$7,888,033	$11,088,033

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

The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for an entire fiscal year.

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

Index
(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (“ASC 718”), to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2024	2023	2024	2023

Data and product costs	$8,213	$8,489	$23,764	$28,974
Selling, general and administrative expenses	18,066	13,840	50,128	46,879

	$26,279	$22,329	$73,892	$75,853

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

All held-to-maturity securities as of September 30, 2024 were US Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of September 30, 2024 and December 31, 2023, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2024
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$7,888,033	$-	$-	$7,888,033
Held-to-maturity securities	9,389,973	-	-	9,389,973
	$17,278,006	$-	$-	$17,278,006

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,004,937	$-	$-	$11,004,937
Held-to-maturity securities	4,194,958	-	-	4,194,958
	$15,199,895	$-	$-	$15,199,895

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of September 30, 2024.

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

Index
(6) Marketable Securities

Based upon the Company’s intent and ability to hold its US Treasury securities to maturity (which maturities range up to 25 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Accrued bond interest receivable as of September 30, 2024 is $91,220.

The following table summarizes the cost and fair value of marketable securities at September 30, 2024 as follows:

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

Held-to-maturity securities
US Treasury securities	$9,389,973	$235,027	$9,625,000

Maturities of marketable securities were as follows at September 30, 2024:

Held-to-maturity securities:
Due in one year or less	$2,481,973
Due in 12 – 24 months	6,908,000
$9,389,973

The Company’s investments in marketable securities consist of investments in US Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of September 30, 2024.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended September 30,		9 Months Ended September 30,
	2024	2023	2024	2023

Weighted average number of common shares outstanding – basic	10,722,401	10,722,401	10,722,401	10,722,401
Potential shares exercisable under stock option plans	255,500	311,950	257,133	320,697
LESS: Shares which could be repurchased under treasury stock method	(207,518)	(234,870)	(214,947)	(241,855)

Weighted average number of common shares outstanding – diluted	10,770,383	10,799,481	10,764,587	10,801,243

For the three and nine months ended September 30, 2024, the computation of diluted net income per share excludes the effects of the assumed exercise of 590,550 and 615,050 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above market value.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$7,888	$11,005
Held-to-maturity securities	$2,482	$3,495
Accounts receivable, net	$3,566	$3,941
Working capital	$1,302	$6,499
Cash ratio	0.58	0.86
Quick ratio	1.03	1.45
Current ratio	1.10	1.51

As of September 30, 2024, the Company had approximately $7.9 million in cash and cash equivalents, a decrease of approximately $3.1 million from December 31, 2023. This decrease was primarily the result of net cash used in investing activities, with a shift towards longer duration US Treasury securities relative to cash and cash equivalents, totaling approximately $5.3 million offset by the net cash provided by operating activities of approximately $2.2 million.

The main component of current liabilities at September 30, 2024 was unexpired subscription revenue of approximately $10.9 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash and cash equivalents and cash generated from operations will be sufficient to satisfy its anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has no long-term debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies as well as investment in higher skilled employees, which may necessitate the need to raise additional capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index
Results of Operations

	3 Months Ended September 30,

	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$5,009,370	100%	$4,792,869	100%

Operating expenses:
Data and product costs	2,205,871	44%	1,951,360	41%
Selling, general and administrative expenses	2,256,732	45%	2,439,147	51%
Depreciation and amortization	97,513	2%	96,216	2%
Total operating expenses	4,560,116	91%	4,486,723	94%

Income from operations	449,254	9%	306,146	6%
Other income	267,092	5%	188,083	4%

Income before income taxes	716,346	14%	494,229	10%
Provision for income taxes	(164,764)	(3%)	(115,552)	(2%)

Net income	$551,582	11%	$378,677	8%

Operating revenues increased approximately $217 thousand, or 5%, for the third quarter of fiscal 2024 compared to the same period of fiscal 2023. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $255 thousand, or 13%, for the third quarter of fiscal 2024 compared to the same period of fiscal 2023. This increase was due primarily to (1) higher salary and related expenses due to new hires, pay raises to existing staff, and expansion of the expert network and (2) higher costs of third-party content due to price increases instituted by some suppliers.

Selling, general and administrative expenses decreased approximately $182 thousand, or 7%, for the third quarter of fiscal 2024 compared to the same period of fiscal 2023. This decrease was due to (1) lower salary and related expenses and (2) lower customer acquisition costs.

Other income increased approximately $79 thousand for the third quarter of fiscal 2024 compared to the same period of fiscal 2023. This increase was due to a higher interest rate earned on the held-to-maturity securities balance.

Index
	9 Months Ended September 30,

	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$14,751,845	100%	$14,066,112	100%

Operating expenses:
Data and product costs	6,566,750	44%	5,806,156	41%
Selling, general and administrative expenses	7,505,751	51%	7,050,702	50%
Depreciation and amortization	291,576	2%	288,303	2%
Total operating expenses	14,364,077	97%	13,145,161	93%

Income from operations	387,768	3%	920,951	6%
Other income	664,587	4%	521,630	4%

Income before income taxes	1,052,355	7%	1,442,581	10%
Provision for income taxes	(244,180)	(2%)	(337,273)	(2%)

Net income	$808,175	5%	$1,105,308	8%

Operating revenues increased approximately $686 thousand, or 5%, for the nine months ended September 30, 2024 compared to the same period of fiscal 2023. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $761 thousand, or 13%, for the nine months ended September 30, 2024 compared to the same period of fiscal 2023. This increase was due primarily to (1) higher salary and related expenses from new hires, pay raises to existing staff, and expansion of the expert network and (2) higher costs of third-party content due to price increases instituted by some suppliers.

Selling, general and administrative expenses increased approximately $455 thousand, or 6%, for the nine months ended September 30, 2024 compared to the same period of fiscal 2023. This increase was primarily due to (1) overall higher salary and related employee benefits to staff and (2) higher customer acquisition costs for the first half of the fiscal year.

Other income increased approximately $143 thousand for the nine months ended September 30, 2024 compared to the same period of fiscal 2023. This increase was due to a higher interest rate earned on the held-to-maturity securities balance.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 14, 2024	By:/s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer
(Principal Accounting Officer)