Form 10-K
period 2024-12-31
CREDITRISKMONITOR COM INC
filed 2025-03-20
CIK 315958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024 was $9,872,843. The Company’s common stock is traded on the OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of March 20, 2025.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Table of Contents

Index
PART I

ITEM 1.	BUSINESS.

In addition to historical information, the following discussion of the Company’s business and certain other statements in this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those factors discussed in the sections in this Annual Report on Form 10-K entitled “Company Description”, “Company Goals”, “Marketing and Sales”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor.com”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

CreditRiskMonitor was organized in Nevada in February 1977 and was engaged in the development and sale of nutritional food products from 1982 until October 22, 1993, when it sold substantially all of its assets. Effective January 19, 1999, the Company acquired the assets of the CreditRisk Monitor credit information service (“CM Service”) from Market Guide Inc. Following the closing of the CM Service purchase, the Company commenced doing business under the name “CreditRiskMonitor.com”.

Company Description

The overall focus of the Company’s Software-as-a-Service (“SaaS”) subscription products is on facilitating the analysis of business-to-business (“B2B”) corporate financial risk in the context of (a) the extension of trade credit from a supplier to a buyer, (b) the management by buyers of important supplier relationships, and (c) the management of significant counterparty (i.e., buying and selling) relationships.

CreditRiskMonitor.com (see our website at www.creditriskmonitor.com; the contents of our website are not incorporated in, or otherwise to be regarded as part of this Annual Report on Form 10-K) sells a suite of web-based, SaaS subscription products providing access to comprehensive commercial credit reports, bankruptcy risk analytics, financial and payment information, and curated news on public and private companies worldwide. Our primary SaaS subscription products for analyzing commercial financial risk are CreditRiskMonitor® and SupplyChainMonitor™. These products help corporate credit and procurement professionals stay ahead of and manage financial risk more quickly, accurately, and cost-effectively. Our subscribers, including nearly 40% of the Fortune 1000 and well over a thousand other large corporations worldwide, use the Company’s timely bankruptcy prediction scores, proactive email alerts, and business-level reports on public and private companies to make important financial risk decisions. The Company’s comprehensive commercial financial risk information is published through its web-based platforms and features detailed analyses of financial statements, including ratio analyses & trend reports, and peer analyses.

An example of a B2B trade credit transaction is the purchase and sale of $20,000 of merchandise. The seller will usually ship before the buyer pays, which is an extension of trade credit by the seller. The seller assumes a financial risk by extending this credit, commonly referred to as “trade credit risk.” There are a variety of negative outcomes that can occur when extending trade credit: the buyer may pay late causing the seller to incur increased borrowing costs, the seller may incur extra costs in attempting to collect the $20,000, or the buyer may never pay the full $20,000. Amounts unlikely to be repaid are referred to as “bad debts.” If buyers fail to pay, the seller can suffer substantial losses (e.g., assuming the seller averages a 10% pre-tax margin, it will require about $10 of sales to offset each $1 of bad debt).

Index
Academic research has found that about a quarter of U.S. corporate debt is issued as trade credit and trade credit underwriting is roughly three times the size of bank loans. Trade credit financing is typically interest-free or even offered at a discount (negative interest) for expedited payments. Therefore, U.S. companies tend to rely on trade credit to finance their working capital needs rather than alternative sources that normally carry interest. Typical alternative sources include public securities (commercial paper, notes, and bonds) and direct investments from third parties (hedge funds, private credit funds, banks, etc.). Additionally, many corporations find securing financing from such alternative sources difficult when showing signs of elevated risk including poor performance, high leverage ratios, or lack of sustainable cash flows. Consequently, a corporation’s need for trade credit financing is highest during financial distress, specifically when interest expenses are most burdensome and the availability of alternatives is most limited.

To help subscribers prioritize and monitor counterparty financial risk, our SaaS platforms offer the proprietary FRISK® and PAYCE® scores, the well-known Altman Z”-score, agency ratings from key Nationally Recognized Statistical Rating Organizations (“NRSROs”), curated news, and detailed financial spreads & ratios. Our FRISK® and PAYCE® scores are financial distress classification models that measure a business’s probability of bankruptcy within a year. The FRISK® score also includes a risk signal based on the aggregate research behaviors of our subscribers, who control counterparty access to trade credit at some of the most sophisticated companies in the world. The inclusion of this risk signal boosts the overall accuracy of this bankruptcy analytic by lowering the false positive rate for the riskiest corporations. The sentiment of this expert-informed group is particularly important during financial distress situations when trade credit can become scarce and other interest-free financing options are limited. Trained on over 15 years of proprietary usage data, the Company believes the FRISK® score is the only analytic featuring such a deep sentiment input. The FRISK® score accurately identifies 96%1 of public companies that file for bankruptcy at least three months before filing. Given the importance of trade credit and supply relationships for corporations, CreditRiskMonitor.com’s SaaS subscription products, featuring its 96%-predictive FRISK® bankruptcy analytic for public companies and its 80%1-predictive PAYCE® bankruptcy analytic for private companies, are critical for its subscribers to accurately identify, evaluate, monitor, and mitigate counterparty bankruptcy risk.

CreditRiskMonitor.com’s commercial credit reports, on either platform, include company background information, trade payment information, as well as public filings (i.e., suits, liens, judgments, and bankruptcy information) on millions of companies around the world. To alert subscribers of changing risk conditions, the Company uses email to “push” selected information to subscribers on businesses of their choosing. These emails include continuously filtered news monitoring that keeps subscribers current on events affecting the financial stability of these subscriber-selected businesses. Subscribers also receive alerts covering such topics as FRISK® score changes, changes to a credit limit, financial statement updates, U.S. Securities and Exchange Commission (“SEC”) filings, and changes in agency ratings. All news items are filtered to ensure the stories have financial relevance and materiality. On U.S. banks, reports include financial data from the Federal Financial Institutions Examination Council (“FFIEC”) call reports.

1 Claim based on back testing of the model on U.S. companies and continued performance checks to validate if the score indicated “high risk” (a score of 5 or less indicated a probability of bankruptcy above the long-term average rate) at least three months prior to a subject company bankruptcy filing.

Index
The Company’s namesake SaaS product, CreditRiskMonitor®, is most often purchased to review the risks of extending trade credit by a company to its corporate customers. The platform features business reports and group dashboard views of counterparty risk, trade credit and financial information, as well as news notifications. Within a midsized or large corporation, there is often a professional whose responsibility is managing this credit (often together with managing collections of the company’s accounts receivable). CreditRiskMonitor.com believes that corporate credit professionals have been tasked with doing more with less, under reduced departmental budgets and personnel, while still making trade credit decisions under intense time pressure. Simultaneously, the Company believes that credit professionals are often faced with an overwhelming amount of available data concerning their most important customers, which makes decision-making based on deep research extremely time-consuming. CreditRiskMonitor.com’s products are designed to save subscribers time, money, and effort by prioritizing their attention and actions toward risky counterparties through its bankruptcy analytic scores, standardized financial reporting, and material alerts.

The Company’s newest product, SupplyChainMonitor™, leverages its expertise in financial risk analytics to create a risk management solution specifically built for procurement, sourcing, supply chain, and finance personnel to support supplier lifecycle decisions, risk assessment, and ongoing risk monitoring. Subscribers can assess counterparty risks at aggregate and granular levels under a variety of lenses including geographic, industrial segment, and other customer-specified categories. The platform features supplier location mapping capabilities with real-time weather, natural disasters, and power outage event overlays. SupplyChainMonitor™ offers customizable news notifications, business risk reports, interactive charts, and more. The Company believes the driving forces for the adoption of SupplyChainMonitor™ are material shifts away from globalization, offshoring, and logistical complexity mandated to support “just-in-time” inventory models arising from geopolitical and macroeconomic pressures. As businesses look to “nearshore,” “friendshore,” and relocate supply hubs away from regions with national security or concentration concerns, supply chain decision-makers will need extensive data on alternative suppliers and their financial stability. The financial distress of a key supplier can shut down a factory and jeopardize a corporation’s entire revenue stream. To assist in strategic planning and save procurement resources, subscribers can limit bids and site inspections to financially durable suppliers by applying the intelligence of SupplyChainMonitor™. Financially durable suppliers ensure a more robust supply chain overall, as they have the necessary resources to invest in key initiatives that support supply continuity and excellence, such as Research & Development (“R&D”); Quality Assurance/Quality Control (“QA/QC”); Capital Expenditure (maintenance and capacity expansion); Cybersecurity; and Environmental, Social, & Governance (“ESG”).

Dun & Bradstreet Holdings, Inc. (“Dun & Bradstreet”), our major competitor, segments its revenue between the Finance & Risk and Sales & Marketing verticals. We believe the Finance & Risk vertical, covering the credit, supply chain, and legal/regulatory information services, can be used for market comparisons to CreditRiskMonitor.com. Dun & Bradstreet’s Finance & Risk vertical generated approximately $891.0 million in North America (i.e., U.S. and Canada) and $484.5 million in the rest of the world for a total of approximately $1,375.5 million for 20242. The remainder of the market is extremely fragmented with numerous other vendors, notably the commercial credit offerings of Experian plc and Equifax Inc. On that basis, we estimate that our operating revenues represent a little more than 1% of the Total Addressable Market (“TAM”). A review of Dun & Bradstreet’s historical performance in its Financial & Risk vertical (previously known as Risk Management Solutions prior to the take-private transaction in 2018) shows very limited revenue growth during the period from 2005 to 2017. The Company believes this trend reflects unprecedented international intervention in credit markets by governments and central banks to artificially maintain zero-to-low interest rates. This world-spanning policy significantly reduced the number of corporate bankruptcies during this period, damaging the perception of risk within the commercial credit market and putting downward pressure on businesses that provided services and data related to the mitigation of such events. The Company expects there to be a mean reversion in corporate bankruptcies toward long-term average levels. In a review of 30,000 public companies worldwide, 35% of their 2022 annual financial statements indicated limited ability to cover their interest expenses with earnings. Coupling this finding with the additional refinancing pressure from a higher interest rate environment, the Company expects a “normalization” of corporate bankruptcy rates will support demand for its products.

2 Source: Dun & Bradstreet Holdings, Inc. Form 10-K for the fiscal year ended December 31, 2024.

Index
The Company’s SaaS subscription products represented over 99% of its fiscal 2024 and 2023 operating revenues and the vast majority are paid upfront annually. These products are sold to a diverse subscriber base with no single subscriber representing more than 1% of fiscal 2024 and 2023 operating revenues. Accordingly, the Company is not dependent on a single subscriber nor a few large subscribers, such that the loss of any individual subscriber would not have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including leading NRSROs to redistribute their information as part of our services. We also obtain financial statements and other data from the London Stock Exchange Group plc. Although we report some of this “raw” data directly on our web-based platforms, the critical elements of our SaaS subscription products – the FRISK® score, PAYCE® score, ratio analyses, trend reports, peer analyses, Altman Z”-scores, and monitoring alerts – are computed by the Company using its algorithms and weighting techniques, and delivered in formats carefully designed to support “ease of use” by our subscribers.

Further, hundreds of subscribers and non-subscribers provide us with confidential data from their accounts receivable systems that we parse, process, aggregate, and report to provide subscribers a view on how their counterparties are paying the invoices of other suppliers without disclosing the specific contributors of this information (the “Trade Contributor Program”). The size of the Trade Contributor Program’s current annualized trade credit transaction data is approximately $3 trillion.

CreditRiskMonitor.com’s products are the result of management’s experience in the commercial credit industry, third-party financial risk assessment, and ongoing research concerning the information needs of corporate credit and purchasing/procurement departments. These factors have enabled the Company to satisfy its subscribers’ needs for timely, efficient, and low-cost financial risk information services. CreditRiskMonitor.com sells the following SaaS subscription products for analyzing commercial financial risk: CreditRiskMonitor® and SupplyChainMonitor™. Additional products, summarized below, are add-ons or enhancements to these base subscription products, meaning that subscribers must have an active base subscription to access them.

(1)
CreditRiskMonitor®. The CreditRiskMonitor® product provides subscribers with unlimited usage and coverage of public and private business information featuring multi-period financial statements with ratio analyses and spreads, credit risk scores, historical payment behavior, trend and peer analyses, credit limit recommendations, as well as up-to-date material news screened specifically for credit evaluation. Another product feature is the user-customizable monitoring of subscriber-selected businesses for material changes and news, delivered automatically via email, so subscribers are always current on their counterparties. This feature is supplemented with U.S. public-record filing information (i.e., suits, liens, judgments, and bankruptcy information) covering millions of public and private U.S. companies. The payment behavior scores are generated from trade receivable data contributed through the Company’s Trade Contributor Program. The CreditRiskMonitor® product is delivered via a web platform in a highly structured way, enabling the tracking of subscribers’ usage information for over 15 years, through many financial shifts. The CreditRiskMonitor® product is sold to subscribers through an upfront annual payment.

Index
Subscribers can purchase a more limited version of the CreditRiskMonitor® product with coverage of just U.S., Canadian, Mexican, and Caribbean companies (the “North American Service”) for a lower annual fee. The flagship version of the product (the “Worldwide Service”) covers all public and millions of private non-financial companies internationally.

Subscribers can purchase expanded U.S. private company coverage (the “U.S. Private Company Data Enhancement”) for an additional annual fee. The U.S. Private Company Data Enhancement provides access to third-party financial distress scores on 3 million private U.S. companies.

Subscribers to the Worldwide Service can purchase expanded international private company coverage (the “International Private Company Data Enhancement”) for an additional annual fee. The International Private Company Data Enhancement provides access to data covering over 9 million private businesses with financial statements based in Europe and Japan, including over 325,000 private company FRISK® scores and over 1.2 million Altman Z”-scores.

(2)
SupplyChainMonitor™. The SupplyChainMonitor™ product provides subscribers with interactive tools to monitor and manage their company’s supply chain risks at the aggregate and granular levels. With easy-to-use filtering and built-in views, the product offers concise dashboards with drill-down capabilities to examine counterparty risk across categories including geographic, industrial segment, and financial risk level, plus subscriber-provided metadata classes such as criticality and direct/indirect. The product provides functions to easily view supplier locations on a world map that supports real-time event overlays including weather, natural disasters, and power outages. Material news, events, and other risk alerts can be configured as immediate or daily digest “push” notifications providing automatic monitoring. Fully customizable company reports offer rich financial insights and charts including the industry-leading 96%-accurate FRISK® score, analyst-informed financial questions for counterparties, NRSROs ratings, over 40 unique financial ratios, and more. With records on more than 30 million businesses worldwide, predictive risk scores on approximately 5 million, and payment data on about 4 million, the SupplyChainMonitor™ product provides actionable insights for procurement risk management. Enhanced peer analysis tools allow comparisons of up to 5 businesses over time across financial ratios and risk scores, simplifying bid reviews and alternative source investigations. Macro-level risk information on 180 countries across 10 risk categories, powered by the Economist Intelligence Unit, is included to assist in sourcing strategy when examining geopolitical, legal, labor, tax, and security risks. The SupplyChainMonitor™ product is sold to subscribers through an upfront annual payment.

This platform is only offered with worldwide coverage and includes the U.S. Private Company Data Enhancement with third-party financial distress scores on 3 million private U.S. businesses. Subscribers can purchase the International Private Company Data Enhancement for an additional annual fee, which provides the same enhanced coverage available in the CreditRiskMonitor® product.

Index
(3)
Credit Limit Service. The Credit Limit Service product, an add-on subscription service available on the CreditRiskMonitor® product, helps subscribers establish, update, and manage credit limits for their customers based on the changing state of those customers’ financial strength. Available since 2007, this interactive product monitors daily changes in a customized and recommended credit limit for each customer, and generates alerts to subscribers so they can take immediate action when a customer’s circumstances change. The Credit Limit Service is fully integrated with the CreditRiskMonitor® product, allowing subscribers to quickly engage in deep analysis when reviewing any specific credit line limit. The additional fee is based, in part, on the number of companies evaluated during the annual subscription period.

(4)
Confidential Financial Statements Solution. The Confidential Financial Statements Solution (“CFSS”) product is an available addition to the CreditRiskMonitor® and SupplyChainMonitor™ products to help subscribers streamline the financial risk assessments of their private company counterparties. Subscribers, or their designated counterparty(ies), upload confidential financial statements to the Company’s secure web portal to leverage Optical Character Recognition (“OCR”) and Artificial Intelligence (“AI”) technology that automates the extraction, standardization, analyses, and bankruptcy scoring of that financial statement data. As a result, the CFSS product eliminates the need for manual data entry and improves the consistency of financial risk assessments while supporting the quick turnarounds required for timely business decisions. Reports include standardized financial statements, comprehensive peer benchmarking against public and private company comparables, CFS FRISK® score that leverages PAYCE® score insights (where available), and the Altman Z”-score. The CFSS product is sold in an initial block of 10 credits and subsequent credits in any quantity. Credits are only consumed when bankruptcy scores are produced, and expire at the end of each annual subscription period.

(5)
Confidential Financial Statement Tool. The Confidential Financial Statement Tool (“CFS Tool”) product was the precursor to the CFSS product and similarly delivers standardized private company financial statements, peer analyses, and bankruptcy risk scores. However, subscribers using the CFS Tool are responsible for the data entry of the private counterparty statements via forms on the Company’s web-based platforms. Existing clients of the CFS Tool can maintain access to use the CFS Tool, but it is no longer available for purchase by new subscribers.

Both platform products feature the Company’s proprietary bankruptcy risk scores: the FRISK® score and the PAYCE® score. These proprietary scores indicate a business’s level of financial distress, by predicting its probability of bankruptcy within the next 12 months. The scores provide subscribers with a fast, consistent method for identifying those companies at the greatest risk, serving as an exceptional workflow optimization tool.

Index
(a)
FRISK®. The FRISK® score is a daily updating, structural statistical model that is backtested using Company data and bankruptcies for public companies. The model includes inputs from the stock market, financial statement ratios, agency ratings, and subscriber sentiment. Its calculation involves the preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company, as well as sophisticated algorithms and weighting techniques that are proprietary Company trade secrets. Many experienced and knowledgeable credit and risk professionals have incorporated the FRISK® score into their fundamental analysis of companies with whom they do business. In 2024, the FRISK® score covered over 350,000 public and private companies worldwide representing over $100 trillion in corporate revenue.

Sentiment of Trade Credit Experts. Since 2003, the Company has collected usage information from its subscriber base, which represents financial risk management professionals from nearly 40% of the Fortune 1000 plus over a thousand other companies worldwide. Using an aggregated and anonymized version of this usage data, CreditRiskMonitor.com developed an independently predictive, corporate bankruptcy risk model. The hypothesis behind this approach is that when a subscriber investigates a business more thoroughly, as reflected in distinct behavioral/usage patterns, the subscriber tends to be more concerned with that business and may reduce or eliminate trade credit as a result of those concerns. This situation tends to occur when other sources of working capital financing are scarce. When such patterns occur in aggregate, it is independently predictive of increased bankruptcy risk. This signal was incorporated into the FRISK® score in 2016, resulting in an accuracy lift and improved precision in classifying the riskiest businesses in the highest risk classes. At least three months prior to filing for bankruptcy, the FRISK® score now classifies 50% of these soon-to-file businesses in its highest risk “FRISK® 1” category and 67% of these soon-to file businesses in its combined “FRISK® 1” and “FRISK® 2” categories. This improved precision solidifies the FRISK® score as the first line of defense for subscribers in workflow optimization by focusing review time on those counterparties with the greatest probability of going bankrupt within the next 12 months. Since 2016, the FRISK® score has maintained or surpassed its benchmark 96% accuracy and it appears to be the only bankruptcy analytic in the industry leveraging the sentiment of trade credit experts in the generation of financial risk scores.

(b)
PAYCE®. The PAYCE® score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment data collected and processed through the Company’s Trade Contribution Program, U.S. federal tax lien data, and more to deliver an approximately 80% accurate score on over 330,000 private companies in the U.S. and Canada. The PAYCE® score is unlike other payment-based models that infer bankruptcy risk from summarized past dollar-weighted payment performance. A PAYCE® score is only calculated for a business when there are sufficient quantities of trade reporting suppliers and specific trade experiences. The Company believes that the model covers most U.S. private companies with $5 million or more in annual revenue[3]. Among all reported bankruptcies, about half are classified in the two highest risk categories at least three months before they file. This group represents only 2.5% of the PAYCE® score’s coverage population, reinforcing its use as a workflow optimization tool to focus subscriber attention on those businesses with the greatest chance of experiencing bankruptcy within the next 12 months.

3 Based on data published by the North American Industry Classification System (“NAICS”) Association on the number of U.S. businesses with annual sales ranges greater than or equal to $5 million and the number of U.S. public companies it follows.

Index
The viability and potential of CreditRiskMonitor.com’s business are made possible by the following characteristics:

•
Low price. The prices of the Company’s SaaS subscription products are low as compared to a subscriber’s possible losses from not being paid by a customer or being unable to secure critical inventory/services from a supplier. Additionally, the prices are low relative to the cost of most competitive third-party financial risk analysis products.

•
Non-cyclical. The Company’s business and recurring revenues have continued to grow year-over-year despite bullish macroeconomic performance. However, as economic growth slows, general corporate credit risk usually increases, and the risk manager’s function rises in importance and complexity. Products that allow risk managers to perform their jobs more efficiently and cost-effectively should gain market share in most business environments, but especially during economic downturns. In a contracting business environment, many companies face increasing price competition, which typically accelerates their shift to lower-cost technologies and providers, such as CreditRiskMonitor.com. The Company has demonstrated accelerated growth during such periods including the Great Recession and the COVID-19 pandemic. In addition, because of the increase in corporate debt issuance and use of credit derivatives, the Company believes public and private businesses are even more vulnerable to a business cycle contraction. Large over-the-counter debt and general market uncertainty imply continued high risk and complexity in extending commercial trade credit to many businesses, putting a premium on the speed and analytical strength of CreditRiskMonitor.com’s products.

•	Recurring revenue stream. The recurring annual revenue stream of its SaaS subscription fee model gives CreditRiskMonitor.com stability not found in a traditional, non-subscription company.

•
Profit multiplier. Some of the Company’s basic costs are being reduced. On a broad basis, the prices of computer hardware, software, and telecommunications have been coming down for all buyers, including CreditRiskMonitor.com. In addition, the Company has automated a significant number of the processes used to create and deliver its SaaS subscription products. Therefore, its production costs, apart from development costs (enhancing and upgrading the Company’s web platforms as well as new product generation), are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content within CreditRiskMonitor.com’s SaaS subscription products should the Company choose to increase content and not raise its prices to cover these additional costs.

•
Self-financing. CreditRiskMonitor.com has no inventory, manufacturing, or warehouse facilities. Payments for its products are received early in the subscription period with nearly all subscribers paying upfront annual fees without termination for convenience rights as opposed to monthly or quarterly contracts. Thus, the Company has a low capital intensity and can generate high margins providing sufficient positive cash flow to grow the business organically with little need for external capital.

•
Management. CreditRiskMonitor.com has an experienced management team with proven talent in business credit evaluation systems and SaaS web development. The Company’s senior management team has an average tenure of approximately 15 years.

Index
Company Goals

•
Growth in U.S. market share. Faced with a dominant U.S. competitor, Dun & Bradstreet, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential subscribers are still unaware of its SaaS subscription products. Additionally, many other potential subscribers, who are aware of its SaaS subscription products, have not evaluated its full suite of products or recent enhancements/improvements.

•
International penetration. Foreign businesses transacting within the U.S. or other international markets may have the same need as domestic businesses for CreditRiskMonitor.com’s financial analyses of businesses. Worldwide, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of the Company’s SaaS subscription products.

•
Broaden the services supplied. Revenue per subscriber may increase over time as the Company adds functionality, content, and new products. Also, revenue per subscriber should increase over time as the Company sells additional seat licenses and add-on products (upsell) as well as other products into different departments of existing subscribers (cross-sell). The Company’s SupplyChainMonitor™ product is a clear example of this goal as it is offered to a different department than CreditRiskMonitor® and at a higher price point due to its additional functionality and content.

•
Lowest cost provider. CreditRiskMonitor.com’s sourcing, analysis, and preparation of data into a usable form are highly automated. The Company delivers all its information to subscribers via the Internet and there is automation between the sourcing of data and delivery of a business credit report to a subscriber. Because of this automation, CreditRiskMonitor.com’s production costs are relatively stable over a wide range of increasing revenue. Management believes the Company’s cost structure is one of the lowest in its industry while maintaining a higher customer service level for subscribers.

•
High margins and return on investment. The Company, despite inflationary factors, foresees declining costs per subscriber in some important expense areas, such as computer hardware and communication costs, which should increase net profits from its SaaS subscription products as it adds subscribers. However, new subscribers carry higher acquisition and servicing costs relative to existing ones, so some of these gains will be offset. CreditRiskMonitor.com expects that its renewal revenue will continue to represent a larger share of total revenue each year and, by carrying a lower cost basis, will contribute to higher overall margins over time. The Company’s preferred calculation for return on investment is Return on Tangible Net Worth as it focuses on hard assets. Given its lack of debt and limited intangible assets, the Company’s Tangible Net Worth normally represents most of its Total Stockholders’ Equity and generates a fair rate of return based on pre-tax income.

Marketing and Sales

To gain market share for the Company’s products, it will continue to use the Internet (at our website www.creditriskmonitor.com) as the primary mechanism for demonstrating and distributing its suite of products. To inform potential subscribers about its products, CreditRiskMonitor.com uses a combination of telephone sales, Internet demonstration, and inbound and outbound marketing, including but not limited to digital strategies, social media, media/PR outreach, trade show representation, and speaking engagements before credit and supply chain groups and associations.

Index
Value Proposition

The Company’s fundamental value proposition is to create and sell high-quality, industry-leading commercial financial risk information featuring bankruptcy analytics with the highest accuracy levels in the market to help busy risk professionals stay ahead of financial risk quickly, easily, and cost-effectively as compared to other leading providers. The Company’s research shows that its subscribers overwhelmingly agree that CreditRiskMonitor.com products save them time, help them to make better financial risk decisions, and represent a significant value-to-cost ratio as compared to its competitors.

CreditRiskMonitor.com’s operational strategy is to deliver on its value proposition by continuing to be one of the industry’s lowest-cost producers of high-quality, accurate commercial financial risk information by continuously collecting data from a wide variety of sources and employing sophisticated, proprietary algorithms to process that data into an extensive database of valuable business records. Highly automated operations add to the reliability and consistency of these records while limiting costs. The Company employs a small number of analysts who selectively review data at critical points in its processes to further enhance product quality and relevance to financial risk professionals.

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

In addition, targeted attacks on the Company’s systems (or on systems of third parties that it relies on), failure or non-availability of a key IT system, or a breach of security measures designed to protect its IT systems could result in disruptions to its operations through delays or the corruption and destructions of its data, property damage, loss of confidential information or financial or reputational risks. As the threat landscape is ever-changing, the Company must make continuous mitigation efforts, including risk-prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; frequent employee training; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that the Company’s ability to monitor or mitigate cybersecurity risks will be fully effective, and the Company may fail to identify cybersecurity breaches or discover them in a timely way.

Index
Any significant compromise or breach of the Company’s data security, whether external or internal, or misuse of its data, could result in significant costs, lost sales, fines, and lawsuits, as well as damage to its reputation. In addition, as the regulatory environment related to information security, data collection, data use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue modifying or enhancing protective measures or to investigate and remediate any security vulnerabilities.

Employees

As of January 31, 2025, the Company had approximately 90 employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000 that provides for discretionary Company contributions. Employees are eligible to participate in the 401(k) Plan if they are over the age of 21 and after completing one month of service with the Company after their hire date. The Company has no other retirement, pension, profit sharing, or similar program in effect for its employees. The Company adopted a long-term incentive plan in 2020 that covers its employees, replacing its former plan established in 2009.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

Index
ITEM 1C.	CYBERSECURITY

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

The Company may review System and Organization Controls 1 (“SOC1”) or System and Organization Controls 2 (“SOC2”) reports of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company engaged a third-party consulting firm to evaluate and test the Company’s risk management systems and to assess and prevent potential cybersecurity incidents as appropriate on an annual basis. The Company has engaged a third party to provide cybersecurity and awareness training to our employees to help mitigate the risk of threats posed by bad actors requesting information. The Company deploys technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, redundant data storage and retention methods, anti-malware functionality, security information event management, automated update/patch-management and access controls which are evaluated and improved through vulnerability and exposure assessments and cybersecurity threat intelligence. With the help of our third-party vendors, the Company has implemented several layers of physical security, digital security, and data backup.

On July 19, 2024, CreditRiskMonitor.com detected unauthorized occurrences within its computer network. Upon detection, the Company immediately activated its incident response plan and took steps to contain, assess and remediate the incident. The incident did not have a material impact on the Company, including its business strategy, results of operations, or financial condition.

Governance

Board of Directors -- The Audit Committee of the Company’s Board of Directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee and the full Board of Directors are informed of material risks from cybersecurity threats by the Company’s Chief Executive Officer, Chief Financial Officer, or Chief Technology Officer.

Management -- Under the oversight of the Audit Committee of the Company’s Board of Directors, the Chief Technology Officer, with over 20 years of experience in this field, is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters. The Company’s Chief Financial Officer and Chief Technology Officer are responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. See “Item 1. Risks Related to Information Systems Security - As the threat landscape is everchanging, the Company must make continuous mitigation efforts, including risk-prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; frequent employee training; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that the Company’s ability to monitor or mitigate cybersecurity risks will be fully effective, and the Company may fail to identify cybersecurity breaches or discover them in a timely way.”

Index
ITEM 2.	PROPERTIES.

The Company does not own any real property. The Company’s principal office is located in approximately 16,900 square feet of leased space in an industrial warehouse complex located in Valley Cottage, New York. The lease expires on July 31, 2025 and provides for an aggregate total monthly cost of approximately $31,000 for the remainder of its term, plus an allocated portion of real estate taxes and insurance.

ITEM 3.	LEGAL PROCEEDINGS.

The Company, at various times, may be involved in legal proceedings arising from the ordinary course of business. The Company records a liability when it believes it has enough information to assess the probability that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. Neither the Company nor its property is a party to or the subject of a material pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the OTC Markets OTCQX U.S. under the symbol “CRMZ”. The following table sets forth the high and low closing bid quotations reported on the OTCQX for each calendar quarter of 2023 and 2024. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2023
First Quarter	$3.10	$2.35
Second Quarter	$2.89	$2.49
Third Quarter	$2.72	$2.40
Fourth Quarter	$2.67	$2.30

2024
First Quarter	$2.31	$2.05
Second Quarter	$2.12	$2.00
Third Quarter	$2.25	$2.02
Fourth Quarter	$3.40	$2.20

On January 31, 2025, there were approximately 139 registered holders of the Company’s common stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Index
In fiscal 2024 and 2023, the Company did not declare a cash dividend.

The Company did not repurchase any of its common stock during fiscal 2024.

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

Our strategic priorities and plans for 2025 are to continue to build on the improvement initiatives underway to enhance our value proposition to subscribers while continuing to achieve sustainable, profitable growth.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Cash and cash equivalents	$6,674	$11,005
Held-to-maturity securities, current	$2,467	$3,495
Accounts receivable, net	$3,631	$3,941
Working capital	$565	$6,499
Cash ratio	0.51	0.86
Quick ratio	0.97	1.45
Current ratio	1.04	1.51

Held-to-maturity securities, non-current	$8,758	$700

The Company has invested some of its excess cash in cash equivalents and held-to-maturity securities. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, and those with maturities in excess of three months when purchased are reflected as held-to-maturity securities.

As of December 31, 2024, the Company had approximately $6.7 million in cash and cash equivalents, a decrease of approximately $4.3 million from December 31, 2023. This decrease was primarily the result of net cash used in investing activities with a shift towards longer duration U.S. Treasury securities, that carry a higher interest rate, relative to cash and cash equivalents. The Company had approximately $8.8 million in non-current held-to-maturity assets comprised of U.S. Treasury securities, an increase of approximately $8.1 million from December 31, 2023.

Index
The main component of current liabilities at December 31, 2024 was unexpired subscription revenue of approximately $10.9 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

The Company has no debt. Further, the Company maintains an adequate cash and cash equivalents balance to meet the Company’s material cash requirements.

The Company has no bank lines of credit or other currently available credit sources.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

2024 vs. 2023
	Year Ended December 31,
	2024		2023
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Operating revenues	$19,809,881	100%	$18,931,931	100%

Operating expenses:
Data and product costs	8,621,851	44%	7,833,037	41%
Selling, general and administrative expenses	9,536,492	48%	9,223,031	49%
Depreciation and amortization	401,996	2%	383,767	2%
Total operating expenses	18,560,339	94%	17,439,835	92%

Income from operations	1,249,542	6%	1,492,096	8%
Other income, net	918,572	5%	715,330	4%

Income before income taxes	2,168,114	11%	2,207,426	12%
Provision for income taxes	(493,212)	(3%)	(512,373)	(3%)
Net income	$1,674,902	8%	$1,695,053	9%

Operating revenues increased approximately $878 thousand, or 5%, for fiscal 2024 compared to fiscal 2023. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $789 thousand, or 10%, for fiscal 2024 compared to fiscal 2023. This increase was due primarily to (1) higher salary and related employee expenses from new hires, pay raises to existing staff, and expansion of the expert network and (2) higher costs of third-party content due to price increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses increased approximately $313 thousand, or 3%, for fiscal 2024 compared to fiscal 2023. This increase was due primarily to (1) higher salary and related employee expenses from new hires and pay raises to existing staff and (2) higher customer acquisition costs.

Index
Other income, net increased approximately $203 thousand for fiscal 2024 compared to fiscal 2023. This increase was due to a higher interest rate earned on a larger balance of held-to-maturity securities as compared to fiscal 2023.

Future Operations

The Company over time intends to expand its operations by expanding the breadth and depth of its product and service offerings and by introducing new and complementary products. Gross margins attributable to new business areas may be lower than those associated with the Company’s existing business activities.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force as well as invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. We anticipate that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2025 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2025 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

Index
The Company expects to experience fluctuations in its future operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s operating results include, among others, (i) the Company’s ability to retain existing subscribers, attract new subscribers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime, cybersecurity breaches, or Internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating to the Company’s business, operations and infrastructure, (xii) governmental regulation and taxation policies, (xiii) disruptions in service by common carriers due to strikes or otherwise, (xiv) risks of fire or other casualty, (xv) litigation costs or other unanticipated expenses, (xvi) interest rate risks and inflationary pressures, and (xvii) general economic conditions and economic conditions specific to the Internet and online commerce.

Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating revenues and results are not necessarily meaningful and should not be relied on as an indication of future performance.

Critical Accounting Policies, Estimates and Judgments

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management continually evaluates its estimates and judgments and has not identified significant accounting estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have, or are likely to have, a material impact on the financial statements.

Recently Issued Accounting Standards

The information set forth under Note 2 to the financial statements under the caption “Recently Issued Accounting Standards” is incorporated herein by reference.

Index
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CreditRiskMonitor.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
New York, New York
March 20, 2025

Index
CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2024 and 2023

	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$6,674,473	$11,004,937
Held-to-maturity securities	2,467,475	3,494,958
Accounts receivable, net of allowance for credit losses of $30,000	3,631,018	3,941,182
Other current assets	929,512	788,722

Total current assets	13,702,478	19,229,799

Held-to-maturity securities	8,758,000	700,000
Property and equipment, net	497,560	557,634
Operating lease right-of-use asset	-	1,612,512
Goodwill	1,954,460	1,954,460
Other assets	-	18,110

Total assets	$24,912,498	$24,072,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,886,860	$10,272,352
Accounts payable	319,717	141,956
Current portion of operating lease liability	-	211,488
Accrued expenses	1,931,281	2,105,019

Total current liabilities	13,137,858	12,730,815

Deferred taxes on income, net	481,420	350,605
Unexpired subscription revenue, less current portion	151,474	68,523
Operating lease liability, less current portion	-	1,554,686

Total liabilities	13,770,752	14,704,629

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	30,106,731	30,007,773
Accumulated deficit	(19,072,209)	(20,747,111)

Total stockholders’ equity	11,141,746	9,367,886

Total liabilities and stockholders’ equity	$24,912,498	$24,072,515

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2024 and 2023

	2024	2023

Operating revenues	$19,809,881	$18,931,931

Operating expenses:
Data and product costs	8,621,851	7,833,037
Selling, general and administrative expenses	9,536,492	9,223,031
Depreciation and amortization	401,996	383,767

Total operating expenses	18,560,339	17,439,835

Income from operations	1,249,542	1,492,096
Other income, net	918,572	715,330

Income before income taxes	2,168,114	2,207,426
Provision for income taxes	(493,212)	(512,373)

Net income	$1,674,902	$1,695,053

Net income per share:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2023	10,722,401	$107,224	$29,904,675	$(22,442,164)	$7,569,735

Net income	-	-	-	1,695,053	1,695,053
Stock-based compensation	-	-	103,098	-	103,098

Balance December 31, 2023	10,722,401	107,224	30,007,773	(20,747,111)	9,367,886

Net income	-	-	-	1,674,902	1,674,902
Stock-based compensation	-	-	98,958	-	98,958

Balance December 31, 2024	10,722,401	$107,224	$30,106,731	$(19,072,209)	$11,141,746

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net income	$1,674,902	$1,695,053
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of bond discount	(206,859)	(164,531)
Depreciation and amortization	401,996	383,767
Operating lease right-of-use asset, net	1,670	10,040
Gain on lease remeasurement	(155,332)	-
Loss on disposal of property and equipment	36,792	-
Stock-based compensation	98,958	103,098
Deferred income taxes	130,815	18,039
Changes in operating assets and liabilities:
Accounts receivable, net	310,164	(440,923)
Other current assets	(140,790)	(137,444)
Other noncurrent assets	18,110	-
Unexpired subscription revenue	697,459	197,462
Accounts payable	177,761	(103,897)
Accrued expenses	(173,738)	(111,357)

Net cash provided by operating activities	2,871,908	1,449,307

Cash flows from investing activities:
Proceeds from held-to-maturity securities	3,572,000	5,010,000
Purchase of held-to-maturity securities	(10,395,658)	(5,017,103)
Purchase of property and equipment	(378,714)	(303,895)

Net cash used in investing activities	(7,202,372)	(310,998)

Net (decrease) increase in cash and cash equivalents	(4,330,464)	1,138,309
Cash and cash equivalents at beginning of year	11,004,937	9,866,628

Cash and cash equivalents at end of year	$6,674,473	$11,004,937

Supplemental disclosure of cash flow information:
Cash paid, net during the year for:
Income taxes	$611,882	$468,000

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (also referred to as the “Company” or “CreditRiskMonitor.com”) provides interactive business-to-business SaaS subscription products designed specifically for credit and supply chain managers. These products are sold predominantly to corporations located in the U.S.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the U.S. Securities and Exchange Commission (“SEC”) have issued certain other accounting pronouncements as of December 31, 2024 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this Annual Report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

Recently adopted accounting principles

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The guidance is effective for the fiscal year ending December 31, 2024, and subsequent interim periods. The Company adopted ASU 2023-07 on January 1, 2024 and the adoption of this update did not have a significant impact on the Company’s financial statements (see Note 12).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which provides for improvements to income tax disclosures primarily related to the annual effective tax rate reconciliation and income taxes paid by jurisdiction. This guidance is effective for fiscal periods beginning after December 15, 2024. The Company is currently evaluating the effects of this pronouncement on its financial statements.

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

Index
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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows:

•	Furniture and fixtures; computer equipment and software -- 1 to 10 years
•	Leasehold improvements -- lower of estimated useful life or term of lease (i.e., 2 to 7 years)

Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance FASB ASU No. 2017-04. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company concluded that there was no impairment to goodwill in the 2024 or 2023 fiscal years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2024 and 2023, management believes no impairment of long-lived assets has occurred.

Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between financial statements and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized (see Note 5).

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Revenue Recognition and Contract Balances

The Company applies FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), to recognize revenue. ASC 606 requires an entity to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The Company’s primary source of revenue is subscription income which is recognized ratably over the subscription term.

Accounts receivable consists of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of January 1, 2023, the balances of the accounts receivable net of allowances was $3.5 million.

Contract liabilities consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring services in advance. During the year ended December 31, 2024, the Company recognized $10.3 million of revenue that was included in the contract liabilities balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized $10.0 million of revenue that was included in the contract liabilities balance as of December 31, 2022. As of January 1, 2023, the balance of the contract liabilities was $10.1 million.

The Company has applied the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.

Lease Accounting

For all leases, at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the remaining lease payments under the lease. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available as of the lease commencement date. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments and payments for optional renewal periods where it is reasonably certain the renewal period will be exercised. Lease expense for operating leases consists of the lease payments plus any initial direct costs, and is recognized on a straight-line basis over the lease term.

The Company’s operating lease right-of-use asset and operating lease liability represent the lease for the office space used to conduct its business. On December 13, 2024, the Company notified the landlord of its determination not to exercise its option to extend the lease term for the renewal period, which consisted of five years of consecutive annual resets. Accordingly, the lease will terminate on July 31, 2025. Upon notification, the operating lease right-of-use asset and lease liability were adjusted to zero on this remeasurement date. The lease will be accounted for as a short-term lease under the practical expedient in ASC 842, from the date of the remeasurement to the date of the expiration.

Stock-Based Compensation

The Company recognizes the grant-date fair value of all stock-based awards on a ratable basis over the award’s vesting period. The Company records deferred tax assets for awards that will result in deductions on its tax returns, based upon the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction (see Note 6).

Index
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

The Company, in accordance with ASU 2016-01, classifies its debt securities as “held-to-maturity” and are recorded at a premium or a discount. Realized gains on held-to-maturity debt securities are amortized and reported in other income, net until their maturity date.

Marketable Securities

All marketable securities are classified as held-to-maturity and are carried at amortized cost. Realized gains, losses, amortization of premiums and discounts, interest and dividend income are included in interest and other income, net.

Net Income Per Share

Basic net income per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of stock options outstanding during the reporting period. The difference between basic and diluted net income per share is solely attributable to stock options. The Company uses the treasury stock method to calculate the dilutive impact of all outstanding stock options (see Note 9).

Segment Information

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM is the Chief Executive Officer. The CODM reviews the monthly financial results which include disaggregated information about revenues, for the purpose of making operating decisions and assessing performance. The CODM has determined that it has a single operating and reportable segment. In addition, the Company has no foreign operations or any assets in foreign locations (see Note 12).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents in bank deposits and other accounts, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The Company closely monitors the extension of credit to its subscribers. The Company’s accounts receivable balance is net of an allowance for credit losses. The Company does not require collateral or other security to support credit sales but provides an allowance for credit losses of $30,000 as of December 31, 2024 and 2023, based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed as of December 31, 2024 or 2023.

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

All held-to-maturity securities as of December 31, 2024 were U.S. Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of December 31, 2024 and 2023, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$6,674,473	$-	$-	$6,674,473
Held-to-maturity securities	11,225,475	-	-	11,225,475
	$17,899,948	$-	$-	$17,899,948

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,004,937	$-	$-	$11,004,937
Held-to-maturity securities	4,194,958	-	-	4,194,958
	$15,199,895	$-	$-	$15,199,895

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of December 31, 2024 or 2023.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
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

NOTE 4 - MARKETABLE SECURITIES

Based upon the Company’s intent and ability to hold its U.S. Treasury securities to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Maturities on these U.S. Treasury security holdings range from 12 to 25 months from the date of purchase. Accrued bond interest receivable as of December 31, 2024 and 2023 is $79,497 and $11,828, respectively.

The tables below summarize the Company’s cost and fair value of marketable securities as of December 31, 2024 and 2023:

	December 31, 2024

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$11,225,475	$227,525	$11,453,000

	December 31, 2023

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$4,194,958	$77,042	$4,272,000

Maturities of marketable securities were as follows as of December 31, 2024 and 2023:

	2024	2023
Held-to-maturity securities:
Due in one year or less	$2,467,475	$3,494,958
Due in 12 – 24 months	8,758,000	700,000
	$11,225,475	$4,194,958

The Company’s investments in marketable securities consist of investments in U.S. Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of December 31, 2024 and 2023.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 5 - INCOME TAXES

The Company’s income tax (benefit) expense consisted of the following:

	2024	2023
Current:
Federal	$342,222	$478,379
State	20,175	15,955
Current	362,397	494,334
Deferred:
Federal	130,164	16,754
State	651	1,285
Deferred	130,815	18,039
Income tax expense	$493,212	$512,373

The actual income tax expense for 2024 and 2023 differs from the “expected” tax expense for those years (computed by applying the applicable U.S. federal corporate tax rate to income before income taxes) as follows:

	2024	2023

Computed “expected” expense	$455,201	$476,239
Permanent differences	22,157	24,056
State and local income tax expense	11,510	17,537
True-up of current taxes	736	(123,523)
True-up of deferred taxes	4,465	117,464
Change in state apportionment	(857)	600

Income tax expense	$493,212	$512,373

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets (liabilities) at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Stock options	$25,411	$22,830
Accrued vacation	-	109,955
Allowance for credit losses	6,570	6,557
Deferred revenue	-	1,007
Deferred rent	-	28,224
Net operating loss	5,613	-
Other	-	929

Total deferred tax assets	37,594	169,502

Deferred tax liabilities:
Goodwill	(428,036)	(427,204)
Fixed assets	(90,978)	(92,903)

Total deferred tax liabilities	(519,014)	(520,107)

Net deferred tax liabilities	$(481,420)	$(350,605)

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common Stock

At December 31, 2024 and 2023, there were 760,150 and 714,050 shares, respectively, of the Company’s authorized common stock reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2024 and 2023, the Company does not have any preferred stock outstanding.

Stock Options

As of December 31, 2024, the Company has two stock option plans: the 2009 Long-Term Incentive Plan (“2009 Plan”) which ended in 2019, and the 2020 Long-Term Incentive Plan (“2020 Plan”).

Both the 2009 and the 2020 Plan authorize the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under the 2009 Plan was 1,000,000 shares of common stock, and the 2020 Plan was 1,000,000 shares of common stock. At December 31, 2024, there were options outstanding for 292,500 shares of common stock under the 2009 Plan and 467,650 shares of common stock under the 2020 Plan. At December 31, 2023, there were options outstanding for 295,000 shares of common stock under the 2009 Plan and 419,050 shares of common stock under the 2020 Plan.

Index
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

Transactions with respect to the Company’s stock option plans for the years ended December 31, 2024 and 2023 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	627,600	$2.00
Granted	118,950	2.86
Expired	-	0.00
Forfeited	(32,500)	2.14

Outstanding at December 31, 2023	714,050	$2.14
Granted	76,850	2.21
Expired	(3,000)	2.90
Forfeited	(27,750)	1.94

Outstanding at December 31, 2024	760,150	$2.15

As of December 31, 2024, there were 532,350 shares of common stock reserved for the granting of additional options. The 2009 Plan expired at the end of 2019 and no additional options could be granted.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations for the years ended December 31:

	2024	2023

Data and product costs	$31,619	$38,110
Selling, general and administrative costs	67,339	64,988

	$98,958	$103,098

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

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The fair value of options granted during the year ended December 31, 2024 was $104,445. The fair value of options granted during the year ended December 31, 2023 was $236,600. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2024	2023

Risk-free interest rate	4.20%	3.80%
Expected volatility factor	63.81%	74.56%
Expected dividends	0.00	0.00
Expected life of the option (years)	6.00	7.40

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.00 - $ 2.00	289,000	4.92	$1.58	157,220	$1.53
$ 2.01 - $ 3.00	416,150	4.11	$2.41	192,020	$2.47
$ 3.01 - $ 6.00	55,000	7.67	$3.16	5,000	$4.00

	760,150	4.68	$2.15	354,240	$2.08

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $3.03 and $2.33 as of December 31, 2024 and 2023, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2024 and 2023 was $673,741 and $249,396, respectively.

As of December 31, 2024, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $501,847. This cost will be amortized over a weighted average term of 4.56 years and will be adjusted for subsequent changes in estimated forfeitures.

A summary of the status of the Company’s non-vested options and changes during the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	502,390	$1.27
Granted	76,850	1.36
Vested	(148,080)	0.97
Terminated or expired	(25,250)	1.18
Non-vested, end of year	405,910	$1.39

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
Share Repurchase Program

In January of 2022, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $1,000,000 of the Company’s outstanding common stock. The Company has not repurchased any shares under this program.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2024	2023

Computer equipment and software	$1,335,350	$2,748,129
Furniture and fixtures	21,393	544,021
Leasehold improvements	-	284,746
	1,356,743	3,576,896
Less accumulated depreciation and amortization	(859,183)	(3,019,262)

Property and equipment, net	$497,560	$557,634

Concurrent with the decision not to extend the term on the leased office space for the renewal period, the Company disposed of certain property and equipment that would no longer be of use, resulting in a loss on disposal of property and equipment of $36,792 which is recorded in other income, net on the Statements of Operations.

NOTE 8 - OPERATING LEASE

At the time of adoption of ASC 842, the Company believed it was reasonably certain of exercising the renewal option of its office lease to extend the lease term through July 31, 2030. On December 13, 2024, the Company made the decision not to extend the term on the leased office space beyond the expiration date of July 31, 2025. As a result, the Company remeasured the operating lease right-of-use asset and lease liability as of the date the landlord was notified. As the remaining lease term would be under 12 months, the Company elected the practical expedient for short-term leases under ASC 842 and wrote off the operating lease right-of-use asset and lease liability. This resulted in a gain on lease remeasurement of $155,332 and is recorded in other income, net on the Statements of Operations. The Company will record the monthly rent payments as rent expense until the expiration of the lease.

Total rent expense for the years ended December 31, 2024 and 2023 was $289,024 and $289,024, respectively. The weighted average incremental borrowing rate and weighted average remaining term for the operating leases was 4.54% and 6.5 years for the year ended December 31, 2023. Due to the remeasurement and election of the practical expedient, this was not applicable for the year ended December 31, 2024.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 9 - NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options:

	2024	2023

Net income	$1,674,902	$1,695,053

Weighted average common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	279,726	315,862
Less: Shares which could be repurchased under treasury stock method	(219,505)	(241,141)
Weighted average common shares outstanding – diluted	10,782,622	10,797,122

Net income per share:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16

For fiscal 2024, the computation of diluted net income per share excludes the effects of 501,400 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

For fiscal 2023, the computation of diluted net income per share excludes the effects of 402,100 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

NOTE 10 - RELATED PARTY TRANSACTION

In May 2023, the Company’s Board of Directors appointed Michael Flum to serve as Chief Executive Officer and President. Michael Flum joined the Company in June 2018 as Vice President of Operations & Alternative Data. He was appointed Chief Operating Officer in October 2019 and subsequently President in October 2020. Michael Flum is the son of Jerome S. Flum, the Company’s former Chief Executive Officer and current Executive Chairman of the Board of Directors, and the brother of Joshua M. Flum, a Director of the Company.

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

NOTE 12 - SEGMENT REPORTING

The Company has a single operating and reportable segment: SaaS subscription products. This segment includes add-ons and enhancements that can only be accessed with an active base subscription to its SaaS subscription products.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS
The segment derives its operating revenues from SaaS subscription products used by subscribers for the purpose of analyzing B2B commercial financial risk. Subscribers of these products are responsible for extending trade credit and managing the counterparty risk associated with these relationships. Revenues are attributed to countries based on location of the customer. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $2,507,729 and $2,413,501, respectively, from foreign countries. The remainder of revenue was recognized from customers located in the U.S. The accounting policies of this segment are the same as those described in the summary of significant accounting policies. The CODM assesses the performance of this segment based on operating revenues and related expenses, of which are reported in the Statements of Operations. The CODM assesses performance of this operating segment using the entity-wide revenue and expense information reported on the Statements of Operation and the more detailed significant expense categories disclosed in the table below. The primary measure of segment profit (loss) is net income (loss) as reported on the Statements of Operation.

Segment Financial Information

The table discloses operating revenues and significant expense categories of the SaaS subscription product reportable segment as of December 31, 2024 and 2023:

	2024	2023
Segment operating revenues	$19,809,881	$18,931,931
Less:
Significant segment expenses
Data and product costs
Employee expenses	5,476,111	5,008,498
Data feed expenses	1,955,210	1,947,327
Hosting and computer services expenses	239,101	153,388
Other data and product costs	951,429	723,824
Data and product costs subtotal	8,621,851	7,833,037

Selling, general and administrative expenses
Marketing expenses (1)	844,939	854,500
Employee expenses	7,161,422	6,959,539
Professional fee expenses	647,884	469,941
Occupancy expenses (2)	429,532	442,910
Other general and administrative expenses	452,715	496,141
Selling, general and administrative expenses subtotal	9,536,492	9,223,031

Other significant segment items
Depreciation and amortization	401,996	383,767
Other (income), net	(918,572)	(715,330)
Provision for income taxes	493,212	512,373

Segment net income	$1,674,902	$1,695,053

(1)	Marketing expenses include vendors, trade show conferences, and promotional materials.
(2)	Occupancy expenses include rent, utilities, repairs, and office supplies.

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES

For the year ended December 31, 2023, there was a noncash transfer of deposits from operating activities to property and equipment in the amount of $155,700.

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

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

Index
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION.

On March 19, 2025, the Company’s Board of Directors appointed Shyarsh Desai, age 59, as the Company’s Chief Operating Officer. Mr. Desai previously served as Chief Executive Officer from November 2021 to February 2025 of SMYYTH + CARIXA, a credit-to-cash company. From 2020 to 2021, Mr. Desai served as an advisor and interim executive for WellAware, a company that streams mission critical intelligence needed to remotely and safely monitor, control and protect Physical assets in harsh and hazardous environments. Mr. Desai’s annual salary is $225,000 and he was awarded 50,000 stock options. He shall be eligible for bonus and equity awards in connection with year-end reviews.

During the fourth quarter of 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company in the last fiscal year, and the period such persons held their respective positions with the Company.

Index
Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	84	Executive Chairman of the Board	1983
Michael I. Flum	38	Chief Executive Officer/President	2019
Steven Gargano	48	Senior Vice President/Chief Financial Officer	2020 − 2024
Jennifer Gerold	52	Chief Financial Officer	2024
David Reiner	55	Chief Accounting Officer	2024
Brigitte Muehlmann	62	Director	2023
Lisa Reisman	56	Director	2023
Joshua M. Flum	55	Director	2007

Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. In May 2023, he transitioned from Chief Executive Officer to Executive Chairman. Since 1968 he has been in the investment business as an Institutional Security Analyst, Research and Sales Partner at an investment firm and then as a General Partner of a private investment pool. Before entering the investment business, Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a Legal and Legislative Aide to a U.S. Congressman. He has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in business administration from Babson College and a JD degree from Georgetown University Law School. Mr. Flum served as a Lance corporal in the U.S. Marine Corps Reserve.

Michael I. Flum joined the Company in 2018 as Vice President of Operations & Alternative Data. He was elected Senior Vice President and Chief Operating Officer in October 2019 and subsequently President and Chief Operating Officer in October 2020. In May 2023, he became Chief Executive Officer and President. He is responsible for operational strategy and implementation, leveraging technology to improve the efficiency of human capital and work processes. Prior to joining CreditRiskMonitor.com, Mr. Flum served as Vice President of Operations at Gullett & Associates, Inc., a Houston-based midstream oil & gas survey and drafting services firm from 2016-2017. Mr. Flum held various engineering and project management roles at Enterprise Products Partners, a Houston-based oil & gas pipeline owner/operator from 2009 to 2016. Over his time in the oil & gas sector, Mr. Flum successfully completed pipeline and plant projects totaling over $1.3 billion. He was also able to install processes that streamline service offerings and unify customer experience across teams. Mr. Flum holds an MBA from Columbia Business School as well as a BS in Mechanical Engineering and a BA in Religious Studies from Rice University. Mr. Flum is the son of Jerome S. Flum.

Index
Steven Gargano, CPA, joined the Company in January 2020 as Senior Vice President and was elected to Senior Vice President and Chief Financial Officer in April 2020. Mr. Gargano served in this position until May 2024. Prior to joining CreditRiskMonitor.com, he was the Managing Director and Head of Financial Information & Risk Analysis for over $12 billion in assets at 1199SEIU Pension and Benefit Funds. Before that, he served as a Senior Managing Director and Head of Product Development and Customer Support for U.S. Bancorp Fund Services’ Alternative Investment Solutions division. Prior to that, he was the Managing Director and Head of the Planning, Strategy, and Implementation Group for the Accounting, Finance, and Back Office groups at Mariner Investment Group, a $10 billion asset manager. Prior to joining Mariner, he worked at Deloitte & Touche within the firm’s Investment Management Business Advisory Services consulting group. Prior to that, he held the Product Controller position at Gabelli Asset Management responsible for managing the middle office and its functions for all alternative products and their respective trading activities. He started his career at Arthur Andersen working as an auditor. Mr. Gargano is a graduate of Harvard Business School. In addition, he graduated from Cornell University’s College of Business in Applied Economics, Management, and Accounting.

Jennifer Gerold, CPA, joined the Company as Chief Monetization Officer in February 2024. She was elected to Chief Financial Officer in May 2024. Ms. Gerold is accomplished in corporate finance with nearly 30 years of strategic leadership experience advising organizations on navigating the complexities of M&A and Capital Market transactions. Prior to joining the Company, Ms. Gerold was a Managing Director in Strategy and Transactions at Ernst & Young U.S. LLP. Before that, Ms. Gerold held various investment banking and asset management roles at such firms as Credit Suisse Securities (USA) LLC; Merrill Lynch & Co., Inc.; and Bear, Stearns & Co. Inc. She started her career as an auditor specializing in entrepreneurial firms. Ms. Gerold holds an MBA from the University of Chicago Booth School of Business and a BS in Accounting and Finance/Investments from Babson College. She maintains a Certified Public Accountant (CPA) license, Chartered Global Management Accountant (CGMA) designation, and a Chartered Alternative Investment Analyst (CAIA) designation.

David Reiner joined the Company as Controller in May 2013 and was promoted to Vice President, Corporate Controller in 2020. He was elected to Chief Accounting Officer in May 2024. In his roles, Mr. Reiner was responsible for all day-to-day accounting functions, Year End Financial and Sarbanes-Oxley Audits in addition to Human Resources and Facilities Management for the Company. He has more than 25 years of progressively increasing experience in Accounting, Finance, Information Technology and Facilities Management. Before joining the Company, Mr. Reiner spent his career in Small, Medium and Startup companies building and managing accounting departments throughout various industries covering Research & Development, Service, Medical Device and Food Franchises. Mr. Reiner holds an MBA in Accounting from Pace University and a BS in Business Administration and Finance from Bryant University.

Brigitte Muehlmann, PhD and CPA, has been a Director since July 2023. She is currently a Professor at Babson College and an Adjunct Professor at Texas A&M University School of Law. She serves as a Director of Babson Global, Inc. Entrepreneurial leaders are a perennial focus for Dr. Muehlmann and she aims to contribute to sustainable business success. Her research is centered on design and opportunities for both human and technological innovation in accounting and taxation. She teaches MBA courses in financial and sustainability reporting and analysis as well as operating and expanding businesses in global markets. Dr. Muehlmann developed expertise in serving international businesses at Ernst & Young in Vienna and on the entrepreneurial services team in Boston, as a member of the global tax team at PwC in Boston, and at Kearney in New York before turning to a full-time career in academia. Dr. Muehlmann is a dual Austrian-American citizen holding a PhD and an MSBA degree from the Vienna University of Economics and Business (WU) in Austria, an MST degree from Bentley University, and a CPA license.

Index
Lisa Reisman has been a Director since July 2023. She is currently co-founder and Chief Executive Officer of MetalMiner. With a background in physical metal trading, management consulting, and executive leadership, Ms. Reisman has a proven entrepreneurial track record. Through her Companies’ Insights platform, they offer a SaaS solution across the full range of industrial metals, including global data points. Detailed should-cost models and forecasts provide buying organizations with price data on the industrial metals that companies actually buy and not just the ingot prices which trade on public exchanges. Before founding MetalMiner, she was Managing Director and Chief Executive Officer of Azul Partners in Chicago and worked as a Senior Manager for both Deloitte Consulting and Arthur Andersen Consulting. Ms. Reisman holds an MPA in management and public policy from New York University and a BA in journalism and political science from the University of Wisconsin-Madison.

Joshua M. Flum has been a Director since September 2007. He is currently a Managing Partner at LRVHealth, an early-stage healthcare venture capital platform. Prior to this role, Mr. Flum spent nearly two decades at CVS Health holding senior leadership roles in strategy, operations, and technology where he led a broad set of transformational activities, ranging from the integration of CVS Health and Aetna to the founding of CVS Health Ventures. He departed CVS Health in 2022 as Executive Vice President, Chief Strategy & Business Development Officer. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the U.S. Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. He then joined the Boston Consulting Group where his work focused on the consumer and retail practice area. Mr. Flum is the son of Jerome S. Flum, and the brother of Michael Flum.

The Company’s By-Laws provide that (a) directors shall be elected to hold office until the next annual meeting of stockholders and that each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which the director was elected and until a successor has been elected, and (b) officers shall hold office until their successors are chosen by the Board of Directors, except that the Board of Directors may remove any officer at any time.

Significant Employees

Michael Clark is the Chief Technology Officer and is responsible for all aspects of technology. Previously, he had been Senior Vice President of Information Technology, and prior he was Vice President of Software Development. Mr. Clark joined the Company in 2002. Mr. Clark brings over 30 years of software design and development experience. Prior to joining the Company, from 1997 to 2001, Mr. Clark was Director of Software Development for The Technology Group, creating early web-based smart-document and legal expert systems. From 1988 to 1996, he helped develop the award-winning word processing system Nota Bene, enabling multi-lingual document editing in Windows and MS-DOS systems. Mr. Clark has a BA in Computational Mathematics from the University of Buffalo.

Peter Roma is the Chief Revenue Officer. He is responsible for both new sales growth and the servicing of our current subscriber base. He joined the Company in 2004 as an Account Executive. Mr. Roma has over 35 years of sales experience. He started with Metropolitan Insurance Company but spent most of his career in financial services working for Shearson Lehman Bros., Inc. and then Merrill, Lynch, Pierce, Fenner & Smith where he was a Vice President-Private Client.

Michael Broos is the Senior Vice President of Information Technology and has been with the Company since 2001. He has more than 40 years of experience leading technology teams in the development and implementation of software applications for the Internet, Windows, DOS, and mainframes. Before joining the Company, Mr. Broos was Senior Vice President of Technology for About.com; Chief Technology Officer of Fan2Fan.com; Chief Technology Officer of AKA.com; Vice President of Internet Solutions for Inventure.com; and Vice President of Software Development for Dun & Bradstreet for eight years. Prior to joining Dun & Bradstreet in 1990, Mr. Broos was an independent consultant and entrepreneur for 10 years, during which time he co-founded several software companies, including Infocom (the creators of Zork). Mr. Broos began his career with a ten-year stint on the academic computer research staff of the MIT Laboratory of Computer Science, where he developed interactive, graphical and email-based applications for the ARPANET (the precursor of today’s Internet).

Index
Kirk Ellis is the Senior Vice President of Quality Assurance and has led the department since 2008. Mr. Ellis leads a team of more than 30 data and financial analysts who ensure the data quality and integrity of our information and scores, including benchmarking the ongoing accuracy of our proprietary FRISK® score. He joined the Company in 2005 as a research analyst and has held a series of progressively responsible data leadership roles. Mr. Ellis has more than 20 years of experience in information services, focused on financial data collection, quality and research. Before coming to CreditRiskMonitor.com, he managed data and analytics teams at Citigate Financial Intelligence and at Thomson Financial Research. Mr. Ellis holds a BA in Economics from the State University of New York at Purchase.

Camilo Gomez, PhD, retired from the Company on December 31, 2024. Going forward, Dr. Gomez will serve as an advisor and independent consultant for the Company. During his recent tenure, he was a Senior Vice President of Data Science, having returned to CreditRiskMonitor.com in November 2020. Dr. Gomez initially joined the Company in October 2009 and served through June 2019 as Senior Vice President of Quantitative Research. Between June 2019 and November 2020, Dr. Gomez held the role of Chief Analytics Officer for Beyond Finance, Inc. Prior to 2009, Dr. Gomez was a principal at Lone Pine Mesa LLC, where he consulted with companies in the area of specialty finance since 2005. Prior to that, he was a Managing Director at Standard & Poor’s Risk Solutions group since 2001. Before S&P, Dr. Gomez was co-founder and Group Head for Financial Analytics for the Center for Adaptive Systems & Applications. Dr. Gomez earned a BS in 1980 and a PhD in 1985 from the Massachusetts Institute of Technology.

The Audit Committee

The Audit Committee shall assist the Board of Directors in fulfilling its responsibility to the shareholders, potential shareholders and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the Company’s financial reporting. To fulfill its purposes, the Committee’s duties shall include:

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

In performing these functions, the Audit Committee meets periodically with the independent auditors and management to review their work and confirm that they are properly discharging their respective responsibilities. The Audit Committee met four times in connection with the last fiscal year’s audit, prior to the filing of the Company’s annual and quarterly SEC reports.

The Audit Committee currently consists of its outside directors – Brigitte Muehlmann, Lisa Reisman, and Joshua Flum. Both Brigitte Muehlmann and Lisa Reisman are independent, and Brigitte Muehlmann is an audit committee financial expert, as such terms are defined by the SEC.

Index
Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2024, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

Code of Ethics

CreditRiskMonitor.com’s Board of Directors has adopted a Code of Ethics for its principal executive officer and senior financial officers. This Code applies to the Company’s Chief Executive Officer and Chief Financial Officer (who also is the Company’s Principal Accounting Officer).

Stock Option Grant Policies

The disclosure required by Regulation S-K Item 402(x) is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the SEC relating to the 2025 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows all cash compensation paid or to be paid by the Company in the last two fiscal years, as indicated to the executive officers of the Company as of the end of each fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Jerome S. Flum, Executive Chairman	2024 2023	$150,000 $150,000	- -	- -	- -	$150,000 $150,000
Michael I. Flum, Chief Executive Officer	2024 2023	$211,200 $201,000	$40,000 $38,000	$22,513 $13,129	- -	$273,713 $252,129
Steven Gargano, Chief Financial Officer (3)	2024 2023	$79,996 $196,000	- $38,500	- $2,179	- -	$79,996 $236,679
Jennifer Gerold, Chief Financial Officer (3)	2024 2023	$176,790 -	$40,000 -	$1,097 -	- -	$217,887 -
David Reiner, Chief Accounting Officer (4)	2024 2023	$172,984 -	$37,000 -	$772 -	- -	$210,756 -

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

(3) On May 23, 2024, Jennifer Gerold was appointed Chief Financial Officer, replacing Steven Gargano who had served as the Company’s Chief Financial Officer since April 2020. Mr. Gargano is no longer with the Company.

(4) On May 23, 2024, David Reiner was appointed Chief Accounting Officer, who had served as the Company’s Vice President, Corporate Controller since 2020.

Index
Outstanding Equity Awards

The following table sets forth all stock options granted in the last fiscal year to the Company’s executive officers as of December 31, 2024.

GRANTS OF PLAN-BASED AWARDS
		Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Jerome S. Flum	N/A	N/A	N/A	N/A	N/A
Michael I. Flum	3/13/2024	N/A	5,000	$2.42	$6,590
Jennifer Gerold (1)	3/13/2024	N/A	10,000	$2.20	$13,619
David Reiner	3/13/2024	N/A	2,000	$2.20	$2,724

(1) On May 23, 2024, Jennifer Gerold was appointed Chief Financial Officer, replacing Steven Gargano who had served as the Company’s Chief Financial Officer since April 2020. Mr. Gargano is no longer with the Company, and held no stock options as of December 31, 2024.

Index
The following table reflects all outstanding equity awards granted in the last fiscal year to the Company’s executive officers as of December 31, 2024.

OUTSTANDING EQUITY AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jerome S. Flum	-0-	-0-	-0-	-0-	N/A
Michael I. Flum	30,000 7,500 -0- -0- -0- -0-	20,000 17,500 30,000 5,000 50,000 5,000	-0- -0- -0- -0- -0- -0-	$1.45 $2.19 $1.85 $2.70 $3.08 $2.42	10-24-29 10-29-29 01-28-32 01-25-33 05-01-33 03-13-32
Jennifer Gerold (1)	-0-	10,000	-0-	$2.20	03-13-32
David Reiner	5,000 1,000 600 150 -0- -0- -0-	-0- -0- 400 350 2,000 1,500 2,000	-0- -0- -0- -0- -0- -0- -0-	$2.90 $3.00 $1.45 $2.19 $1.85 $2.70 $2.20	01-05-26 10-26-26 10-24-29 10-29-29 01-28-32 01-25-33 03-13-32

(1) On May 23, 2024, Jennifer Gerold was appointed Chief Financial Officer, replacing Steven Gargano who had served as the Company’s Chief Financial Officer since April 2020. Mr. Gargano is no longer with the Company, and held no stock options as of December 31, 2024.

The closing market price of the Company’s common stock on December 31, 2024 was $3.03 per share.

The options under the above grants may be exercised after four years in installments upon the attainment of specified length of service, unless otherwise determined by the Compensation Committee as set forth in the Award Agreement. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Directors’ Fees

Effective July 12, 2023, non-employee directors receive $2,000 per quarter or a total of $8,000 per year. The following table shows all cash compensation paid by the Company in the last two fiscal years to the non-employee directors. Director terms of service are generally from June 30 to July 1, which align to the Annual Shareholder Meeting.

Index
DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Brigitte Muehlmann	2024 2023	$5,000 $8,000	$840 $367	$5,840 $8,367
Lisa Reisman	2024 2023	$4,000 $8,000	$840 $367	$4,840 $8,367
Joshua M. Flum	2024 2023	$4,000 $8,000	$9,902 $7,259	$13,902 $15,259
Andrew J. Melnick (3)	2024 2023	− $4,000	− −	− $ 4,000
Richard Lippe (3)	2024 2023	− $4,000	− −	− $ 4,000

(1) For the period June 30, 2023 to July 1, 2024, earned fees were paid upfront in cash for the annual period. Effective July 1, 2024, fees earned are paid in cash for each quarter. Effective October 1, 2024, Brigitte Muehlmann will receive $3,000 per quarter as our audit committee financial expert.

(2) Represents the compensation costs for financial reporting purposes for the year under ASC 718. See Note 6 to the Notes to Financial Statements for the assumptions made in determining ASC 718 values.

(3) Fees earned in 2023 by former non-employee directors Andrew J. Melnick and Richard Lippe were $4,000. On May 17, 2023, each of Andrew J. Melnick and Richard Lippe had informed the Board of Directors of that he does not intend to stand for re-election. Accordingly, cash fees paid represent the first two quarters in calendar year 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of January 31, 2025 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o CreditRiskMonitor.com, Inc., 704 Executive Boulevard, Suite A, Valley Cottage, NY 10989.

Index
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% or Greater Stockholders
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein (1)	720,904	6.7%
Caldwell Sutter Capital, Inc. Jospeh F. Helmer (2)	543,740	5.1%
Flum Partners (3)	5,410,437	50.5%
Named Executive Officers
Jerome S. Flum	6,008,047 (4)(5)	56.0%
Michael I. Flum	6,500	-----*
Non-Employee Directors
Joshua M. Flum	6,500	-----*
All directors and executive officers (as a group (7 persons))	6,021,047 (4)(5)	56.2%

*less than 1%

(1) Based on the information contained in a Schedule 13G/A filed January 26, 2023. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. Lawrence J. Goldstein is an individual investor, the sole managing member and the sole owner of SMP Asset Management, LLC, and may be deemed to beneficially own these shares. Includes 698,644 shares owned by Santa Monica Partners, L.P. and 22,260 shares owned by Lawrence J. Goldstein.

(2) Based on the information contained in a Schedule 13G/A filed June 28, 2024. Joseph F. Helmer is the President of Caldwell Sutter Capital, Inc, and may be deemed to possess investment power and beneficially own these shares. Includes 529,340 shares owned by Caldwell Sutter Capital, Inc. and 14,400 shares owned by Joseph F. Helmer.

(3) The general partners of Flum Partners are Jerome S. Flum, Executive Chairman of the Board of the Company; Michael I. Flum, Chief Executive Officer and President of the Company; and Barbara Schwartz, spouse of Jerome S. Flum. The controlling general partner is Jerome S. Flum.

(4) Includes 5,410,437 shares owned by Flum Partners, of which Jerome S. Flum is the controlling general partner, which are also deemed to be beneficially owned by Jerome S. Flum because of his power, as controlling general partner of Flum Partners, to direct the voting of such shares held by the partnership. Jerome S. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,008,047 shares of common stock, or 56.0% of the outstanding shares of common stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Jerome S. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Act”).

(5) Includes 7,800 shares of common stock owned by a grandchild of Jerome S. Flum, the beneficial ownership of which is disclaimed by Jerome S. Flum. Also, includes 260,000 shares of common stock owned by Family Trusts established by Jerome S. Flum, the beneficial ownership of which is disclaimed by Jerome S. Flum.

The Company’s current equity compensation plan approved by stockholders is the 2020 Plan. The 2020 Plan provides for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock. The Company’s previous equity compensation plan approved by stockholders was the 2009 Plan. The 2009 Plan provided for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock. This plan expired at the end of 2019.

Index
The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	716,050	$2.14	532,350
Total	716,050	$2.14	532,350

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no such reportable relationships or related transactions in 2024.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company in the last two fiscal years are as follows:

	2024	2023

Audit fees (1)	$202,761	$158,550
Tax fees (2)	17,330	17,325
All other fees	-	-

Total fees	$220,091	$175,875

(1)	Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2)	Consists of fees for preparation of federal and state income tax returns.

The engagement of CohnReznick LLP for the 2024 and 2023 fiscal years and the scope of audit-related services, including the audits and reviews described above, and tax services were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements – contained in Item 8:

(b)	Exhibits:

	3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 1999, filed March 29, 2000)
	3(ii)	-	Company’s By-Laws as amended March 9, 2020 (incorporated by reference to Form 10-K for the year ended December 31, 2020, filed March 25, 2021)
	10-D	-	Copy of Company’s 2020 Long-Term Incentive Plan (incorporated by reference to Definitive Statement on Schedule 14C, filed March 25, 2021)
	14	-
CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers (incorporated by reference to Form 10-KSB for the year ended December 31, 2003, filed March 30, 2004)

	19*	-	CreditRiskMonitor.com, Inc. Policy on the Prevention of Insider Trading
	23*	-	Consent of Independent Registered Public Accounting Firm
	31.1*	-	Certification of Chief Executive Officer
	31.2*	-	Certification of Chief Financial Officer
	32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	-	XBRL Instance Document
	101.SCH	-	XBRL Taxonomy Extension Schema Document
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: March 20, 2025	By: /s/ Jerome S. Flum
Jerome S. Flum
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2025	By: /s/ Michael I. Flum
Michael I. Flum
Chief Executive Officer and
President
(Principal Executive Officer)

Date: March 20, 2025	By: /s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer
(Principal Accounting Officer)

Date: March 20, 2025	By: /s/ David Reiner
David Reiner
Chief Accounting Officer

Date: March 20, 2025	By: /s/ Brigitte Muehlmann
Brigitte Muehlmann
Director

Date: March 20, 2025	By: /s/ Lisa Reisman
Lisa Reisman
Director

Date: March 20, 2025	By: /s/ Joshua M. Flum
Joshua M. Flum
Director