Form 10-Q
period 2025-03-31
CREDITRISKMONITOR COM INC
filed 2025-05-08
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company’s common stock is traded on the OTCQX Tier of OTC Markets. There were 10,722,401 shares of common stock $.01 par value outstanding as of May 8, 2025.

Index
CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,837,195	$6,674,473
Held-to-maturity securities	1,488,665	2,467,475
Accounts receivable, net of allowance for credit losses of $30,000	3,896,950	3,631,018
Other current assets	1,056,602	929,512

Total current assets	12,279,412	13,702,478

Held-to-maturity securities	9,784,000	8,758,000
Property and equipment, net	417,840	497,560
Goodwill	1,954,460	1,954,460

Total assets	$24,435,712	$24,912,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,991,469	$10,886,860
Accounts payable	188,455	319,717
Accrued expenses	1,161,998	1,931,281

Total current liabilities	12,341,922	13,137,858

Deferred taxes on income, net	481,420	481,420
Unexpired subscription revenue, less current portion	284,277	151,474

Total liabilities	13,107,619	13,770,752

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,722,401 shares	107,224	107,224
Additional paid-in capital	30,134,016	30,106,731
Accumulated deficit	(18,913,147)	(19,072,209)

Total stockholders’ equity	11,328,093	11,141,746

Total liabilities and stockholders’ equity	$24,435,712	$24,912,498

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	2025	2024

Operating revenues	$4,871,412	$4,808,707

Operating expenses:
Data and product costs	2,283,374	2,197,777
Selling, general and administrative expenses	2,476,951	2,553,601
Depreciation and amortization	85,720	93,170

Total operating expenses	4,846,045	4,844,548

Income (loss) from operations	25,367	(35,841)
Other income, net	180,833	201,759

Income before income taxes	206,200	165,918
Provision for income taxes	(47,138)	(38,511)

Net income	$159,062	$127,407

Net income per share – Basic and diluted	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	10,722,401	10,722,401
Diluted	10,831,979	10,766,909

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(20,747,111)	$9,367,886

Net income	-	-	-	127,407	127,407
Stock-based compensation	-	-	24,993	-	24,993

Balance March 31, 2024	10,722,401	$107,224	$30,032,766	$(20,619,704)	$9,520,286

Balance January 1, 2025	10,722,401	$107,224	$30,106,731	$(19,072,209)	$11,141,746

Net income	-	-	-	159,062	159,062
Stock-based compensation	-	-	27,285	-	27,285

Balance March 31, 2025	10,722,401	$107,224	$30,134,016	$(18,913,147)	$11,328,093

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	2025	2024

Cash flows from operating activities:
Net income	$159,062	$127,407
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of bond discount	(53,499)	(43,704)
Depreciation and amortization	85,720	93,170
Operating lease right-of-use asset, net	-	1,305
Stock-based compensation	27,285	24,993
Changes in operating assets and liabilities:
Accounts receivable, net	(265,932)	148,454
Other current assets	(127,090)	(17,975)
Unexpired subscription revenue	237,412	969,166
Accounts payable	(131,262)	96,225
Accrued expenses	(769,283)	(790,267)

Net cash (used in) provided by operating activities	(837,587)	608,774

Cash flows from investing activities:
Proceeds from held-to-maturity securities	985,000	940,000
Purchase of held-to-maturity securities	(978,691)	(940,329)
Purchase of property and equipment	(6,000)	(197,264)

Net cash provided by (used in) investing activities	309	(197,593)

Net (decrease) increase in cash and cash equivalents	(837,278)	411,181
Cash and cash equivalents at beginning of period	6,674,473	11,004,937

Cash and cash equivalents at end of period	$5,837,195	$11,416,118

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Overview and Basis of Presentation

CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor.com”) provides interactive business-to-business Software-as-a-Service (“SaaS”) subscription products designed specifically for credit and supply chain managers. These products are sold predominantly to corporations located in the United States.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2024.

The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2024 condensed balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

(2) Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted ASU 2023-07 on January 1, 2024 (see Note 9).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which provides for improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid by jurisdiction. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the effects of this pronouncement on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to improve disclosures about a public entity’s expenses by requiring disclosure of additional information about the types of expenses commonly presented in the financial statements on an annual and interim basis. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update on its financial statements.

Index
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

(4) Stock-Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation (Topic 718) (“ASC 718”), to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31:

	3 Months Ended
	March 31,
	2025	2024

Data and product costs	$8,546	$7,594
Selling, general and administrative expenses	18,739	17,399

	$27,285	$24,993

(5) Fair Value Measurements

The Company’s cash, cash equivalents and marketable securities are stated at fair value. The carrying value of accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

All held-to-maturity securities as of March 31, 2025 and December 31, 2024 were U.S. Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of March 31, 2025 and December 31, 2024, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2025
	Level 1		Level 2		Level 3	Total

Cash and cash equivalents	$5,837,195	$	−	$	−	$5,837,195
Held-to-maturity securities	11,272,665		−		−	11,272,665
	$17,109,860	$	−	$	−	$17,109,860

Index

	December 31, 2024
	Level 1		Level 2		Level 3	Total

Cash and cash equivalents	$6,674,473	$	−	$	−	$6,674,473
Held-to-maturity securities	11,225,475		−		−	11,225,475
	$17,899,948	$	−	$	−	$17,899,948

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of March 31, 2025.

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

(6) Marketable Securities

Based upon the Company’s intent and ability to hold its U.S. Treasury securities to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Maturities on these U.S. Treasury security holdings range from 12 to 25 months from the date of purchase. Accrued bond interest receivable as of March 31, 2025 and December 31, 2024 is $65,279 and $79,497, respectively.

The tables below summarize the Company’s cost and fair value of marketable securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$11,272,665	$221,335	$11,494,000

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$11,225,475	$227,525	$11,453,000

Maturities of marketable securities were as follows as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Held-to-maturity securities:
Due in one year or less	$1,488,665	$2,467,475
Due in 12 – 25 months	9,784,000	8,758,000

	$11,272,665	$11,225,475

The Company’s investments in marketable securities consist of investments in U.S. Treasury securities. Market values were determined for each individual security in the investment portfolio.

Index
Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of March 31, 2025.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended
	March 31,
	2025	2024

Weighted average common shares outstanding – basic	10,722,401	10,722,401
Potential shares exercisable under stock option plans	341,950	258,000
Less: Shares which could be repurchased under treasury stock method	(232,372)	(213,492)

Weighted average common shares outstanding – diluted	10,831,979	10,766,909

For the three months ended March 31, 2025, the computation of diluted net income per share excludes the effects of the assumed exercise of 611,850 stock options, since their inclusion would be anti-dilutive as their exercise prices were above average market value.

For the three months ended March 31, 2024, the computation of diluted net income per share excludes the effects of the assumed exercise of 529,900 stock options, since their inclusion would be anti-dilutive as their exercise prices were above average market value.

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

(9) Segment Reporting

The Company has a single operating and reportable segment: SaaS subscription products. This segment includes add-ons and enhancements that can only be accessed with an active base subscription to its SaaS subscription products. The products are used mainly by subscribers to analyze commercial financial risk for the purpose of extending trade credit and managing the counterparty risk associated with these relationships.

The Company’s CODM is its Chief Executive Officer and President. The CODM makes operating decisions, assesses performance and allocates resources using the entity-wide revenue and expense information reported on the Condensed Statements of Operations and the more detailed significant expense categories disclosed in the table below. The primary measure of segment profit is net income as reported on the Condensed Statements of Operations.

Index

	3 Months Ended
	March 31,
	2025	2024

Segment operating revenues	$4,871,412	$4,808,707

Less:
Significant segment expenses
Data and product costs
Employee expenses	1,498,114	1,460,862
Data feed expenses	534,901	483,100
Hosting and computer services expenses	58,714	39,814
Other data and product costs	191,645	214,001
Data and product costs subtotal	2,283,374	2,197,777

Selling, general and administrative expenses
Employee expenses	1,914,112	2,009,324
Professional fee expenses	103,106	146,834
Marketing expenses (1)	208,791	217,548
Occupancy expenses (2)	110,344	109,939
Other general and administrative expenses	140,598	69,956
Selling, general and administrative expenses subtotal	2,476,951	2,553,601

Other significant segment items
Depreciation and amortization	85,720	93,170
Other (income), net	(180,833)	(201,759)
Provision for income taxes	47,138	38,511

Segment net income	$159,062	$127,407

(1) Marketing expenses include vendors, trade show conferences, and promotional materials.
(2) Occupancy expenses include rent, utilities, repairs, and office supplies.

Index
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our subscribers’ discretionary spending for financial risk information, or even their solvency, but the Company cannot predict whether or to what extent this may occur.

Our strategic priorities and plans for 2025 are to continue to build on the improvement initiatives underway to enhance our value proposition to subscribers while continuing to achieve sustainable, profitable growth.

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$5,837	$6,674
Held-to-maturity securities, current	$1,489	$2,467
Accounts receivable, net	$3,897	$3,631
Working capital	$(63)	$565
Cash ratio	0.47	0.51
Quick ratio	0.91	0.97
Current ratio	0.99	1.04

Held-to-maturity securities, non-current	$9,784	$8,758

As of March 31, 2025, the Company had approximately $5.8 million in cash and cash equivalents, a decrease of approximately $837 thousand from December 31, 2024. This decrease was primarily the result of net cash used by operating activities. The Company had approximately $9.8 million in non-current held-to-maturity assets comprised of U.S. Treasury securities, an increase of approximately $1.0 million from December 31, 2024.

The main component of current liabilities at March 31, 2025 was unexpired subscription revenue of approximately $11.0 million, which should not require significant future cash outlay as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

The Company has no bank lines of credit or other currently available credit sources.

The Company believes that its existing balances of cash and cash equivalents and cash generated from operations will be sufficient to satisfy its anticipated cash requirements through at least the next 12 months and the foreseeable future. Moreover, the Company has no debt. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may require the need to raise additional capital through future debt or equity financing. Additional financing may not be available or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index
Results of Operations

	3 Months Ended March 31,

	2025		2024
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$4,871,412	100%	$4,808,707	100%

Operating expenses:
Data and product costs	2,283,374	47%	2,197,777	46%
Selling, general and administrative expenses	2,476,951	51%	2,553,601	53%
Depreciation and amortization	85,720	1%	93,170	2%
Total operating expenses	4,846,045	99%	4,844,548	101%

Income (loss) from operations	25,367	1%	(35,841)	(1)%
Other income, net	180,833	3%	201,759	4%

Income before income taxes	206,200	4%	165,918	3%
Provision for income taxes	(47,138)	(1)%	(38,511)	(1)%

Net income	$159,062	3%	$127,407	2%

Operating revenues increased approximately $63 thousand, or 1%, for the first quarter of fiscal 2025 compared to the same period of fiscal 2024. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $86 thousand, or 4%, for the first quarter of fiscal 2025 compared to the same period of fiscal 2024. This increase was due primarily to (i) higher salary and related employee expenses from new hires, pay raises to existing staff, and expansion of the expert network and (ii) higher costs of third-party content due to price increases instituted by some of the Company’s major suppliers.

Selling, general and administrative expenses decreased approximately $77 thousand, or 3%, for the first quarter of fiscal 2025 compared to the same period of fiscal 2024. This decrease was due primarily to (i) lower customer acquisition costs during the first quarter of fiscal 2025 and (ii) lower professional fees due to a non-recurring technology consultant expense that was incurred during the first quarter of fiscal 2024.

Other income decreased approximately $21 thousand for the first quarter of fiscal 2025 compared to the same period of fiscal 2024. This decrease was due to a shift in cash management strategy from institutional money market funds towards longer duration U.S. Treasury securities in anticipation of a reduction in rates. Short-term interest rate levels on institutional money market funds are lower in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024. Accordingly, management believes the decision to invest in U.S. Treasury security holdings with maturities ranging from 12 to 25 months reflected prudent risk management.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and customer service staff as well as invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. The Company anticipates that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2025 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2025 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Index
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward looking statements. Forward-looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund business operations and initiatives; capital expenditure; business strategies, plans and goals, including those related to marketing, expansion of our business; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that the Company believes may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, the Company operates in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can the Company assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. The Company cautions you therefore against relying on these forward-looking statements. Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this report under sections captioned “Results of Operations,” and “Future Operations,” among others, as well as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company qualifies all of its forward-looking statements by these cautionary statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Index
PART II. OTHER INFORMATION

Item 5.
Other Information

In response to Item 402(x)(1) of Regulation S-K, the Company does not grant new awards of stock options, stock appreciation rights or similar option-like instruments in anticipation of material nonpublic information. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 8, 2025	By: /s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer
(Principal Accounting Officer)