Form 10-Q
period 2025-06-30
CREDITRISKMONITOR COM INC
filed 2025-08-06
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 1-8601

CreditRiskMonitor.com, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-2972588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address Not Applicable1
(Address of principal executive offices, including zip code)

(845) 230-3000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

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

1 We are a remote-only company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933 and Securities Exchange Act of 1934, each as amended, any stockholder communication required to be sent to our principal executive offices may be directed to the agent for service of process at InCorp Services, Inc., 9107 West Russell Road Suite 100, Las Vegas, NV, 89148-1233, or to the email address: ir@creditriskmonitor.com.

The Company’s common stock is traded on the OTCQX Tier of OTC Markets. There were 10,767,501 shares of common stock $.01 par value outstanding as of August 6, 2025.

Index
CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,778,882	$6,674,473
Held-to-maturity securities	3,750,803	2,467,475
Accounts receivable, net of allowance for credit losses of $30,000	4,714,602	3,631,018
Other current assets	908,633	929,512

Total current assets	15,152,920	13,702,478

Held-to-maturity securities	8,510,000	8,758,000
Property and equipment, net	509,027	497,560
Goodwill	1,954,460	1,954,460

Total assets	$26,126,407	$24,912,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$11,820,212	$10,886,860
Accounts payable	219,310	319,717
Accrued expenses	1,667,647	1,931,281

Total current liabilities	13,707,169	13,137,858

Deferred taxes on income, net	481,420	481,420
Unexpired subscription revenue, less current portion	260,080	151,474

Total liabilities	14,448,669	13,770,752

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,767,501 and 10,722,401 shares in 2025 and 2024, respectively	107,675	107,224
Additional paid-in capital	30,253,683	30,106,731
Accumulated deficit	(18,683,620)	(19,072,209)

Total stockholders’ equity	11,677,738	11,141,746

Total liabilities and stockholders’ equity	$26,126,407	$24,912,498

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	2025	2024

Operating revenues	$5,059,542	$4,933,767

Operating expenses:
Data and product costs	2,194,060	2,173,184
Selling, general and administrative expenses	2,627,168	2,685,333
Depreciation and amortization	117,044	100,894

Total operating expenses	4,938,272	4,959,411

Income (loss) from operations	121,270	(25,644)
Other income, net	179,684	195,735

Income before income taxes	300,954	170,091
Provision for income taxes	(71,427)	(40,905)

Net income	$229,527	$129,186

Net income per share – Basic and diluted	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	10,767,501	10,722,401
Diluted	10,853,074	10,757,061

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	2025	2024

Operating revenues	$9,930,955	$9,742,474

Operating expenses:
Data and product costs	4,477,434	4,360,878
Selling, general and administrative expenses	5,104,119	5,249,019
Depreciation and amortization	202,764	194,063

Total operating expenses	9,784,317	9,803,960

Income (loss) from operations	146,638	(61,486)
Other income, net	360,516	397,495

Income before income taxes	507,154	336,009
Provision for income taxes	(118,565)	(79,416)

Net income	$388,589	$256,593

Net income per share – Basic and diluted	$0.04	$0.02

Weighted average number of common shares outstanding
Basic	10,744,826	10,722,401
Diluted	10,843,170	10,761,722

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance April 1, 2024	10,722,401	$107,224	$30,032,766	$(20,619,704)	$9,520,286

Net income	-	-	-	129,186	129,186
Stock-based compensation	-	-	22,620	-	22,620

Balance June 30, 2024	10,722,401	$107,224	$30,055,386	$(20,490,518)	$9,672,092

Balance April 1, 2025	10,722,401	$107,224	$30,134,016	$(18,913,147)	$11,328,093

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	229,527	229,527
Stock-based compensation	-	-	23,183	-	23,183

Balance June 30, 2025	10,767,501	$107,675	$30,253,683	$(18,683,620)	$11,677,738

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(20,747,111)	$9,367,886

Net income	-	-	-	256,593	256,593
Stock-based compensation	-	-	47,613	-	47,613

Balance June 30, 2024	10,722,401	$107,224	$30,055,386	$(20,490,518)	$9,672,092

Balance January 1, 2025	10,722,401	$107,224	$30,106,731	$(19,072,209)	$11,141,746

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	388,589	388,589
Stock-based compensation	-	-	50,468	-	50,468

Balance June 30, 2025	10,767,501	$107,675	$30,253,683	$(18,683,620)	$11,677,738

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	2025	2024

Cash flows from operating activities:
Net income	$388,589	$256,593
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond discount	(94,066)	(87,915)
Depreciation and amortization	202,764	194,063
Operating lease right-of-use asset, net	-	2,609
Stock-based compensation	50,468	47,613
Changes in operating assets and liabilities:
Accounts receivable, net	(1,083,584)	383,935
Other current assets	20,879	(259,658)
Unexpired subscription revenue	1,041,958	1,210,169
Accounts payable	(100,407)	(63,148)
Accrued expenses	(263,634)	(123,660)

Net cash provided by operating activities	162,967	1,560,601

Cash flows from investing activities:
Proceeds from held-to-maturity securities	1,995,000	1,890,000
Purchase of held-to-maturity securities	(2,936,262)	(1,900,931)
Purchase of property and equipment	(214,231)	(197,264)

Net cash used in investing activities	(1,155,493)	(208,195)

Cash flows from financing activities:
Proceeds from exercise of stock options	96,935	-

Net cash provided by financing activities	96,935	-

Net (decrease) increase in cash and cash equivalents	(895,591)	1,352,406
Cash and cash equivalents at beginning of period	6,674,473	11,004,937

Cash and cash equivalents at end of period	$5,778,882	$12,357,343

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

The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for an entire fiscal year.

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

(2) Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted ASU 2023-07 on January 1, 2024 and the adoption of this update did not have a significant impact on the Company's financial statements (see Note 9).

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to improve disclosures about a public entity’s expenses by requiring disclosure of additional information about the types of expenses commonly presented in the financial statements on an annual and interim basis. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of this pronouncement on its financial statements.

Index
(3) Revenue Recognition

The Company applies FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), to recognize revenue. ASC 606 requires an entity to apply the following five-step approach: (1) identify the contract(s) with a customer; (2) identify each performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation; and (5) recognize revenue when or as each performance obligation is satisfied. The Company’s primary source of revenue is subscription income which is recognized ratably over the subscription term.

(4) Stockholders’ Equity

Stock-Based Compensation

The Company applies ASC 718, Compensation–Stock Compensation (Topic 718) (“ASC 718”), to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Data and product costs	$9,541	$7,956	$18,000	$15,551
Selling, general and administrative expenses	13,642	14,664	32,468	32,062

	$23,183	$22,620	$50,468	$47,613

Stock Options

On April 1, 2025, the Company issued 45,100 shares of common stock upon the exercise of stock options. The stock options had a weighted-average exercise price of $2.15 per share. The Company received cash proceeds totaling $96,935 in connection with the exercise of these stock options. The total intrinsic value of the stock options exercised during the three and six months ended June 30, 2025 was approximately $20,325.

There were no stock options exercised during the three and six months ended June 30, 2024.

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

All held-to-maturity securities as of June 30, 2025 and December 31, 2024 were U.S. Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of June 30, 2025 and December 31, 2024, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Index

	June 30, 2025
	Level 1		Level 2		Level 3	Total

Cash and cash equivalents	$5,778,882	$	−	$	−	$5,778,882
Held-to-maturity securities	12,260,803		−		−	12,260,803
	$18,039,685	$	−	$	−	$18,039,685

	December 31, 2024
	Level 1		Level 2		Level 3	Total

Cash and cash equivalents	$6,674,473	$	−	$	−	$6,674,473
Held-to-maturity securities	11,225,475		−		−	11,225,475
	$17,899,948	$	−	$	−	$17,899,948

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of June 30, 2025 and December 31, 2024, respectively.

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

(6) Marketable Securities

Based upon the Company’s intent and ability to hold its U.S. Treasury securities to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Maturities on these U.S. Treasury security holdings range from 19 to 25 months from the date of purchase. Accrued bond interest receivable as of June 30, 2025 and December 31, 2024 was $97,632 and $79,497, respectively.

The tables below summarize the Company’s cost and fair value of marketable securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$12,260,803	$157,197	$12,418,000

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$11,225,475	$227,525	$11,453,000

Maturities of marketable securities were as follows as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Held-to-maturity securities:
Due in one year or less	$3,750,803	$2,467,475
Due in 12 – 20 months	8,510,000	8,758,000

	$12,260,803	$11,225,475

Index
The Company’s investments in marketable securities consist of investments in U.S. Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of June 30, 2025.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Weighted average common shares outstanding – basic	10,767,501	10,722,401	10,744,826	10,722,401
Potential shares exercisable under stock option plans	311,673	227,357	312,731	257,679
Less: Shares which could be repurchased under treasury stock method	(226,100)	(192,697)	(214,387)	(218,358)
Weighted average common shares outstanding – diluted	10,853,074	10,757,061	10,843,170	10,761,722

For the three and six months ended June 30, 2025, the computation of diluted net income per share excludes the effects of the assumed exercise of 501,450 and 500,450 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

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

Index

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Segment operating revenues	$5,059,542	$4,933,767	$9,930,955	$9,742,474

Less:
Significant segment expenses
Data and product costs
Employee expenses	1,393,423	1,380,745	2,891,536	2,841,933
Data feed expenses	516,966	489,958	1,051,868	973,058
Hosting and computer services expenses	86,527	69,938	145,241	109,751
Other data and product costs	197,144	232,543	388,789	436,136
Data and product costs subtotal	2,194,060	2,173,184	4,477,434	4,360,878

Selling, general and administrative expenses
Employee expenses	1,932,924	2,014,253	3,847,035	4,023,250
Professional fee expenses	205,441	170,649	308,547	317,484
Marketing expenses (1)	203,062	268,373	411,853	485,921
Occupancy expenses (2)	113,694	106,366	224,038	216,304
Other general and administrative expenses	172,047	125,692	312,646	206,060
Selling, general and administrative expenses subtotal	2,627,168	2,685,333	5,104,119	5,249,019

Other significant segment items
Depreciation and amortization	117,044	100,894	202,764	194,063
Other (income), net	(179,684)	(195,735)	(360,516)	(397,495)
Provision for income taxes	71,427	40,905	118,565	79,416

Segment net income	$229,527	$129,186	$388,589	$256,593

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

Financial Condition, Liquidity and Capital Resources
The following table presents selected financial information and statistics as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30,	December 31,
	2025	2024

Cash and cash equivalents	$5,779	$6,674
Held-to-maturity securities, current	$3,751	$2,467
Accounts receivable, net	$4,715	$3,631
Working capital	$1,446	$565
Cash ratio	0.42	0.51
Quick ratio	1.04	0.97
Current ratio	1.11	1.04

Held-to-maturity securities, non-current	$8,510	$8,758

As of June 30, 2025, the Company had approximately $5.8 million in cash and cash equivalents, a decrease of approximately $896 thousand from December 31, 2024. This decrease was primarily the result of net cash used in investing activities with a shift towards U.S. Treasury securities. The Company had approximately $12.3 million in total held-to-maturity assets (current and non-current) comprised of U.S. Treasury securities as compared to approximately $11.2 million in December 31, 2024.

The main component of current liabilities at June 30, 2025 was unexpired subscription revenue of approximately $11.8 million, which should not require significant future cash outlay as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable SaaS subscription products, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Index
Results of Operations

	3 Months Ended June 30,

	2025		2024
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$5,059,542	100%	$4,933,767	100%

Operating expenses:
Data and product costs	2,194,060	44%	2,173,184	44%
Selling, general and administrative expenses	2,627,168	52%	2,685,333	55%
Depreciation and amortization	117,044	2%	100,894	2%
Total operating expenses	4,938,272	98%	4,959,411	101%

Income (loss) from operations	121,270	2%	(25,644)	(1)%
Other income, net	179,684	4%	195,735	4%

Income before income taxes	300,954	6%	170,091	3%
Provision for income taxes	(71,427)	(1)%	(40,905)	0%

Net income	$229,527	5%	$129,186	3%

Operating revenues increased approximately $126 thousand, or 3%, for the second quarter of fiscal 2025 compared to the same period of fiscal 2024. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $21 thousand, or 1%, for the second quarter of fiscal 2025 compared to the same period of fiscal 2024. This increase was due primarily to (i) higher salary and related employee benefits due to new hires and pay raises to existing staff, (ii) higher costs of third-party content due to price increases instituted by some of the Company’s major suppliers, and (iii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses decreased approximately $58 thousand, or 2%, for the second quarter of fiscal 2025 compared to the same period of fiscal 2024. This decrease was due primarily to (i) lower customer acquisition costs during the second quarter of fiscal 2025 and (ii) enhanced marketing efficiency through more strategic participation in trade shows, conferences and media/PR outreach.

Other income decreased approximately $16 thousand, or 8%, for the second quarter of fiscal 2025 compared to the same period of fiscal 2024. This decrease was due to a shift in cash management strategy from institutional money market funds towards longer duration U.S. Treasury securities in anticipation of a reduction in rates. Short-term interest rate levels on institutional money market funds are lower in the second quarter of fiscal 2025, relative to the second quarter of fiscal 2024. Accordingly, management believes the decision to invest in U.S. Treasury security holdings with maturities ranging from 19 to 25 months, from date of purchase, reflected prudent risk management.

Index

	6 Months Ended June 30,

	2025		2024
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Operating revenues	$9,930,955	100%	$9,742,474	100%

Operating expenses:
Data and product costs	4,477,434	45%	4,360,878	45%
Selling, general and administrative expenses	5,104,119	52%	5,249,019	54%
Depreciation and amortization	202,764	2%	194,063	2%
Total operating expenses	9,784,317	99%	9,803,960	101%

Income (loss) from operations	146,638	1%	(61,486)	(1)%
Other income, net	360,516	4%	397,495	4%

Income before income taxes	507,154	5%	336,009	3%
Provision for income taxes	(118,565)	(1)%	(79,416)	(1)%

Net income	$388,589	4%	$256,593	2%

Operating revenues increased approximately $188 thousand, or 2%, for the first half of fiscal 2025 compared to the same period of fiscal 2024. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $117 thousand, or 3%, for the first half of fiscal 2025 compared to the same period of fiscal 2024. This increase was due primarily to (i) higher salary and related employee benefits due to new hires and pay raises to existing staff, (ii) higher costs of third-party content due to price increases instituted by some of the Company’s major suppliers, and (iii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses decreased approximately $145 thousand, or 3%, for the first half of fiscal 2025 compared to the same period of fiscal 2024. This decrease was due primarily to (i) lower customer acquisition costs during the second quarter of fiscal 2025 and (ii) enhanced marketing efficiency through more strategic participation in trade shows, conferences and media/PR outreach.

Other income decreased approximately $37 thousand, or 9%, for the first half of fiscal 2025 compared to the same period of fiscal 2024. This decrease was due to a shift in cash management strategy from institutional money market funds towards longer duration U.S. Treasury securities in anticipation of a reduction in rates. Short-term interest rate levels on institutional money market funds are lower in the first half of fiscal 2025, relative to the first half of fiscal 2024. Accordingly, management believes the decision to invest in U.S. Treasury security holdings with maturities ranging from 19 to 25 months, from date of purchase, reflected prudent risk management.

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

Index
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward-looking statements. Forward-looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund business operations and initiatives; capital expenditure; business strategies, plans and goals, including those related to marketing, expansion of our business; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that the Company believes may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, the Company operates in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can the Company assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. The Company cautions you therefore against relying on these forward-looking statements. Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this report under sections captioned “Business Environment,” “Results of Operations,” and “Future Operations,” among others, as well as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company qualifies all of its forward-looking statements by these cautionary statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
PART II. OTHER INFORMATION

Item 5.
Other Information

Nothing to report.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 6, 2025	By:	/s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer
(Principal Accounting Officer)