Form 10-Q
period 2025-09-30
CREDITRISKMONITOR COM INC
filed 2025-11-10
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

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

The Company’s common stock is traded on the OTCQX Tier of OTC Markets. There were 10,767,501 shares of common stock $.01 par value outstanding as of November 10, 2025.

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

Index
CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,918,389	$6,674,473
Held-to-maturity securities	6,098,773	2,467,475
Accounts receivable, net of allowance for credit losses of $30,000	2,976,665	3,631,018
Other current assets	899,739	929,512

Total current assets	16,893,566	13,702,478

Held-to-maturity securities	6,481,000	8,758,000
Property and equipment, net	432,033	497,560
Operating lease right-of-use asset, net	105,777	-
Goodwill	1,954,460	1,954,460

Total assets	$25,866,836	$24,912,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,894,478	$10,886,860
Accounts payable	191,625	319,717
Operating lease liability, current portion	30,024	-
Accrued expenses	2,083,662	1,931,281

Total current liabilities	13,199,789	13,137,858

Deferred taxes on income, net	481,420	481,420
Unexpired subscription revenue, less current portion	164,508	151,474
Operating lease liability, less current portion	75,753	-

Total liabilities	13,921,470	13,770,752

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and
outstanding 10,767,501 and 10,722,401 shares, respectively	107,675	107,224
Additional paid-in capital	30,276,443	30,106,731
Accumulated deficit	(18,438,752)	(19,072,209)

Total stockholders’ equity	11,945,366	11,141,746

Total liabilities and stockholders’ equity	$25,866,836	$24,912,498

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	2025	2024

Operating revenues	$5,094,736	$5,009,370

Operating expenses:
Data and product costs	2,191,789	2,205,871
Selling, general and administrative expenses	2,697,192	2,256,732
Depreciation and amortization	78,336	97,513

Total operating expenses	4,967,317	4,560,116

Income from operations	127,419	449,254
Other income, net	193,222	267,092

Income before income taxes	320,641	716,346
Provision for income taxes	(75,773)	(164,764)

Net income	$244,868	$551,582

Net income per share – Basic and diluted	$0.02	$0.05

Weighted average number of common shares outstanding
Basic	10,767,501	10,722,401
Diluted	10,848,607	10,770,383

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	2025	2024

Operating revenues	$15,025,690	$14,751,845

Operating expenses:
Data and product costs	6,669,223	6,566,750
Selling, general and administrative expenses	7,801,311	7,505,751
Depreciation and amortization	281,100	291,576

Total operating expenses	14,751,634	14,364,077

Income from operations	274,056	387,768
Other income, net	553,739	664,587

Income before income taxes	827,795	1,052,355
Provision for income taxes	(194,338)	(244,180)

Net income	$633,457	$808,175

Net income per share – Basic and diluted	$0.06	$0.08

Weighted average number of common shares outstanding
Basic	10,767,501	10,722,401
Diluted	10,852,979	10,764,587

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance July 1, 2024	10,722,401	$107,224	$30,055,386	$(20,490,518)	$9,672,092

Net income	-	-	-	551,582	551,582
Stock-based compensation	-	-	26,279	-	26,279

Balance September 30, 2024	10,722,401	$107,224	$30,081,665	$(19,938,936)	$10,249,953

Balance July 1, 2025	10,767,501	$107,675	$30,253,683	$(18,683,620)	$11,677,738

Stock options exercised	-	-	-	-	-
Net income	-	-	-	244,868	244,868
Stock-based compensation	-	-	22,760	-	22,760

Balance September 30, 2025	10,767,501	$107,675	$30,276,443	$(18,438,752)	$11,945,366

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(20,747,111)	$9,367,886

Net income	-	-	-	808,175	808,175
Stock-based compensation	-	-	73,892	-	73,892

Balance September 30, 2024	10,722,401	$107,224	$30,081,665	$(19,938,936)	$10,249,953

Balance January 1, 2025	10,722,401	$107,224	$30,106,731	$(19,072,209)	$11,141,746

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	633,457	633,457
Stock-based compensation	-	-	73,228	-	73,228

Balance September 30, 2025	10,767,501	$107,675	$30,276,443	$(18,438,752)	$11,945,366

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	2025	2024

Cash flows from operating activities:
Net income	$633,457	$808,175
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond discount	(131,190)	(146,697)
Depreciation and amortization	281,100	291,576
Operating lease right-of-use asset, net	-	2,494
Stock-based compensation	73,228	73,892
Changes in operating assets and liabilities:
Accounts receivable, net	654,353	375,116
Other current assets	29,773	(127,557)
Unexpired subscription revenue	20,652	709,902
Accounts payable	(128,092)	(69,066)
Accrued expenses	152,381	291,619

Net cash provided by operating activities	1,585,662	2,209,454

Cash flows from investing activities:
Proceeds from held-to-maturity securities	2,695,000	2,850,000
Purchase of held-to-maturity securities	(3,918,108)	(7,898,319)
Purchase of property and equipment	(215,573)	(278,039)

Net cash used in investing activities	(1,438,681)	(5,326,358)

Cash flows from financing activities:
Proceeds from exercise of stock options	96,935	-

Net cash provided by financing activities	96,935	-

Net increase (decrease) in cash and cash equivalents	243,916	(3,116,904)
Cash and cash equivalents at beginning of period	6,674,473	11,004,937

Cash and cash equivalents at end of period	$6,918,389	$7,888,033

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Overview and Basis of Presentation

CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor.com”) provides interactive business-to-business Software-as-a-Service (“SaaS”) subscription products designed specifically for credit and supply chain risk managers. These products are sold predominantly to corporations located in the United States.

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

The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for an entire fiscal year.

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

(4) Stockholders’ Equity

Stock-Based Compensation

The Company applies ASC 718, Compensation–Stock Compensation (Topic 718) (“ASC 718”), to account for stock-based compensation.

The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30:

	3 Months Ended September 30,		9 Months Ended September 30,
	2025	2024	2025	2024

Data and product costs	$6,906	$8,213	$24,993	$23,764
Selling, general and administrative expenses	15,854	18,066	48,235	50,128

	$22,760	$26,279	$73,228	$73,892

Stock Options

On April 1, 2025, the Company issued 45,100 shares of common stock upon the exercise of stock options. The stock options had a weighted-average exercise price of $2.15 per share. The Company received cash proceeds totaling $96,935 in connection with the exercise of these stock options. The total intrinsic value of the stock options exercised during the three and nine months ended September 30, 2025 was approximately $20,325.

There were no stock options exercised during the three and nine months ended September 30, 2024.

(5) Fair Value Measurements

The Company’s cash, cash equivalents and marketable securities are stated at fair value. The carrying values of accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

All held-to-maturity securities as of September 30, 2025 and December 31, 2024 were U.S. Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of September 30, 2025 and December 31, 2024, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Index

	September 30, 2025
	Level 1		Level 2		Level 3	Total

Cash and cash equivalents	$6,918,389	$	−	$	−	$6,918,389
Held-to-maturity securities	12,579,773		−		−	12,579,773
	$19,498,162	$	−	$	−	$19,498,162

	December 31, 2024
	Level 1		Level 2		Level 3	Total

Cash and cash equivalents	$6,674,473	$	−	$	−	$6,674,473
Held-to-maturity securities	11,225,475		−		−	11,225,475
	$17,899,948	$	−	$	−	$17,899,948

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of September 30, 2025 and December 31, 2024, respectively.

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

(6) Marketable Securities

Based upon the Company’s intent and ability to hold its U.S. Treasury securities to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Maturities on these U.S. Treasury security holdings range from 19 to 25 months from the date of purchase. Accrued bond interest receivable as of September 30, 2025 and December 31, 2024 was $96,651 and $79,497, respectively.

The tables below summarize the Company’s cost and fair value of marketable securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$12,579,773	$109,227	$12,689,000

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value

Held-to-maturity securities
U.S. Treasury securities	$11,225,475	$227,525	$11,453,000

Maturities of marketable securities were as follows as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Held-to-maturity securities:
Due in one year or less	$6,098,773	$2,467,475
Due in 12 – 24 months	6,481,000	8,758,000

	$12,579,773	$11,225,475

Index
The Company’s investments in marketable securities consist of investments in U.S. Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of September 30, 2025.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended September 30,		9 Months Ended September 30,

	2025	2024	2025	2024

Weighted average common shares outstanding – basic	10,767,501	10,722,401	10,767,501	10,722,401
Potential shares exercisable under stock option plans	279,348	255,500	311,033	257,133
Less: Shares which could be repurchased under treasury stock method	(198,242)	(207,518)	(225,555)	(214,947)
Weighted average common shares outstanding – diluted	10,848,607	10,770,383	10,852,979	10,764,587

For the three and nine months ended September 30, 2025, the computation of diluted net income per share excludes the effects of the assumed exercise of 568,900 and 536,900 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

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

(9) Segment Reporting

The Company has a single operating and reportable segment: SaaS subscription products. This segment includes add-ons and enhancements that can only be accessed with an active base subscription to its SaaS subscription products. The products are used mainly by subscribers to analyze commercial financial risk for the purpose of extending trade credit, evaluating supply chains, and managing the counterparty risk associated with these relationships.

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

Index

	3 Months Ended September 30,		9 Months Ended September 30,
	2025	2024	2025	2024

Segment operating revenues	$5,094,736	$5,009,370	$15,025,690	$14,751,845

Less:
Significant segment expenses
Data and product costs
Employee expenses	1,340,869	1,388,724	4,232,159	4,230,657
Data feed expenses	553,166	493,249	1,605,034	1,466,307
Hosting and computer services expenses	100,794	78,107	246,034	187,858
Other data and product costs	196,960	245,791	585,996	681,928
Data and product costs subtotal	2,191,789	2,205,871	6,669,223	6,566,750

Selling, general and administrative expenses
Employee expenses	1,983,938	1,700,470	5,830,985	5,723,720
Professional fee expenses	326,141	157,442	634,688	474,926
Marketing expenses (1)	187,058	201,498	598,912	687,419
Occupancy expenses (2)	47,745	104,639	271,783	320,943
Other general and administrative expenses	152,310	92,683	464,943	298,743
Selling, general and administrative expenses subtotal	2,697,192	2,256,732	7,801,311	7,505,751

Other significant segment items
Depreciation and amortization	78,336	97,513	281,100	291,576
Other (income), net	(193,222)	(267,092)	(553,739)	(664,587)
Provision for income taxes	75,773	164,764	194,338	244,180

Segment net income	$244,868	$551,582	$633,457	$808,175

(1) Marketing expenses include vendors, trade show conferences, and promotional materials.
(2) Occupancy expenses include rent, utilities, repairs, and office supplies.

(10) Supplemental Disclosures of Noncash Investing and Financing Activities

For the nine months ended September 30, 2025, there was a noncash transfer of operating lease right-of-use assets obtained in exchange for lease liabilities in the amount of $114,463.

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024

Cash and cash equivalents	$6,918	$6,674
Held-to-maturity securities, current	$6,099	$2,467
Accounts receivable, net	$2,977	$3,631
Working capital	$3,694	$565
Cash ratio	0.52	0.51
Quick ratio	1.21	0.97
Current ratio	1.28	1.04

Held-to-maturity securities, non-current	$6,481	$8,758

As of September 30, 2025, the Company had approximately $6.9 million in cash and cash equivalents, an increase of approximately $244 thousand from December 31, 2024. The Company had approximately $12.6 million in total held-to-maturity assets (current and non-current) comprised of U.S. Treasury securities as compared to approximately $11.2 million as of December 31, 2024.

The main component of current liabilities as of September 30, 2025 was unexpired subscription revenue of approximately $10.9 million, which should not require significant future cash outlay as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Index
Results of Operations

	3 Months Ended September 30,

	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$5,094,736	100%	$5,009,370	100%

Operating expenses:
Data and product costs	2,191,789	43%	2,205,871	44%
Selling, general and administrative expenses	2,697,192	53%	2,256,732	45%
Depreciation and amortization	78,336	2%	97,513	2%
Total operating expenses	4,967,317	98%	4,560,116	91%

Income from operations	127,419	2%	449,254	9%
Other income, net	193,222	4%	267,092	5%

Income before income taxes	320,641	6%	716,346	14%
Provision for income taxes	(75,773)	(1)%	(164,764)	(3)%

Net income	$244,868	5%	$551,582	11%

Operating revenues increased approximately $85 thousand, or 2%, for the third quarter of fiscal 2025 compared to the same period of fiscal 2024. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs decreased approximately $14 thousand, or 1%, for the third quarter of fiscal 2025 compared to the same period of fiscal 2024. The decrease was due mainly to lower fees for third party engagements offset by (i) higher costs of third-party content due to price increases instituted by some of the Company’s major suppliers and (ii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses increased approximately $440 thousand, or 20%, for the third quarter of fiscal 2025 compared to the same period of fiscal 2024. This increase aligns with the Company’s growth strategy, driven by the (i) implementation of a new Customer Relationship Management platform, (ii) revamped client services model, and (iii) expansion of the sales teams. The Company expects some of these increased expenses associated with (i) and (ii) to subside over time as these changes take root and redundancies are eliminated.

Other income decreased approximately $74 thousand, or 28%, for the third quarter of fiscal 2025 compared to the same period of fiscal 2024. Short-term interest rate levels on institutional money market funds are lower in the third quarter of fiscal 2025, relative to the third quarter of fiscal 2024. Accordingly, management believes the decision to invest in U.S. Treasury security holdings with maturities ranging from 19 to 25 months, from date of purchase, reflected prudent risk management.

Index

	9 Months Ended September 30,

	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$15,025,690	100%	$14,751,845	100%

Operating expenses:
Data and product costs	6,669,223	44%	6,566,750	44%
Selling, general and administrative expenses	7,801,311	52%	7,505,751	51%
Depreciation and amortization	281,100	2%	291,576	2%
Total operating expenses	14,751,634	98%	14,364,077	97%

Income from operations	274,056	2%	387,768	3%
Other income, net	553,739	3%	664,587	4%

Income before income taxes	827,795	5%	1,052,355	7%
Provision for income taxes	(194,338)	(1)%	(244,180)	(2)%

Net income	$633,457	4%	$808,175	5%

Operating revenues increased approximately $274 thousand, or 2%, for the nine months ended September 30, 2025 compared to the same period of fiscal 2024. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $102 thousand, or 2%, for the nine months ended September 30, 2025 compared to the same period of fiscal 2024. This increase was due primarily to (i) higher costs of third-party content due to price increases instituted by some of the Company’s major suppliers and (ii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses increased approximately $296 thousand, or 4%, for the nine months ended September 30, 2025 compared to the same period of fiscal 2024. This increase aligns with the Company’s growth strategy, driven by (i) the implementation of a new Customer Relationship Management platform, (ii) revamped client services model, and (iii) targeted expansion of the sales teams. The Company expects some of these increased expenses associated with (i) and (ii) to subside over time as these changes take root and redundancies are eliminated.

Other income decreased approximately $111 thousand, or 17%, for the nine months ended September 30, 2025 compared to the same period of fiscal 2024. Short-term interest rate levels on institutional money market funds are lower during the nine months ended September 30, 2025 relative to fiscal 2024. Accordingly, management believes the decision to invest in U.S. Treasury security holdings with maturities ranging from 19 to 25 months, from date of purchase, reflected prudent risk management.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force and customer service staff as well as invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. The Company anticipates that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues during the remainder of 2025 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2025 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 10, 2025	By:	/s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer