Form 10-K
period 2025-12-31
CREDITRISKMONITOR COM INC
filed 2026-03-24
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number 1-8601
CreditRiskMonitor.com, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-2972588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address of principal executive offices, including zip code: Address Not Applicable1
Registrant’s telephone number, including area code: (845) 230-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
(Title of class) Common Stock $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 was $11,962,885. The Company’s common stock is traded on the OTCQX Tier of OTC Markets. There were 10,767,501 shares of common stock $.01 par value outstanding as of March 24, 2026.

Documents incorporated by reference: None.

1 We are a remote-only company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933 and Securities Exchange Act of 1934, each as amended, any stockholder communication required to be sent to our principal executive offices may be directed to the agent for service of process at InCorp Services, Inc., 9107 West Russell Road Suite 100, Las Vegas, NV, 89148-1233.

Index

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

Academic research has found that about a quarter of U.S. corporate debt is issued as trade credit and trade credit underwriting is roughly three times the size of bank loans. Trade credit financing is typically interest-free or even offered at a discount (negative interest) for expedited payments. Therefore, U.S. corporations tend to rely on trade credit to finance their working capital needs rather than alternative sources that normally carry interest. Typical alternative sources include public securities (commercial paper, notes, and bonds) and direct investments from third parties (hedge funds, private credit funds, banks, etc.). Additionally, many corporations find securing financing from such alternative sources difficult when showing signs of elevated risk including poor performance, high leverage ratios, or lack of sustainable cash flows. Consequently, a corporation’s need for trade credit financing is highest during financial distress, specifically when interest expenses are most burdensome and the availability of alternatives is most limited.

Index
The Company’s SaaS product platforms are CreditRiskMonitor® and SupplyChainMonitor™. To help subscribers prioritize and monitor counterparty financial risk, our SaaS product platforms offer the proprietary FRISK® and PAYCE® scores, the well-known Altman Z”-score, agency ratings from key Nationally Recognized Statistical Rating Organizations (“NRSROs”), curated news, and detailed financial spreads & ratios. Our FRISK® and PAYCE® scores are financial distress classification models that measure a business’s probability of bankruptcy within a year. The FRISK® score also includes a risk signal based on the aggregate research behaviors of our subscribers, who control counterparty access to trade credit at some of the most sophisticated companies in the world. The inclusion of this risk signal boosts the overall accuracy of this bankruptcy analytic by lowering the false positive rate for the riskiest corporations. The sentiment of this expert-informed group is particularly important during financial distress situations when trade credit can become scarce and other interest-free financing options are limited. Trained on over 15 years of proprietary usage data, the Company believes the FRISK® score is the only analytic featuring such a deep sentiment input. The FRISK® score accurately identifies 96%1 of public companies that file for bankruptcy at least three months before filing. Given the importance of trade credit and supply relationships for corporations, CreditRiskMonitor.com’s SaaS subscription products, featuring its 96%-predictive FRISK® bankruptcy analytic for public companies and its 80%1-predictive PAYCE® bankruptcy analytic for private companies, are critical for subscribers to accurately identify, evaluate, monitor, and mitigate counterparty bankruptcy risk.

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

The Company’s namesake SaaS product, CreditRiskMonitor®, is most often purchased to review the risks of extending trade credit by a company to its corporate customers. The platform features business reports and group dashboard views of counterparty risk, trade credit and financial information, as well as news notifications. Within a midsized or large corporation, there is often a professional whose responsibility is managing this credit (often together with managing collections of the accounts receivable). CreditRiskMonitor.com believes that corporate credit professionals have been tasked with doing more with less, under reduced departmental budgets and personnel, while still making trade credit decisions under intense time pressure. Simultaneously, the Company believes that credit professionals are often faced with an overwhelming amount of available data concerning their most important customers, which makes decision-making based on deep research extremely time-consuming. CreditRiskMonitor.com’s products are designed to save subscribers time, money, and effort by prioritizing their attention and actions toward risky counterparties through its bankruptcy analytic scores, standardized financial reporting, and material alerts.

The Company’s SaaS product, SupplyChainMonitor™, leverages its expertise in financial risk analytics to create a risk management solution specifically built for procurement, sourcing, supply chain, and finance personnel to support supplier lifecycle decisions, risk assessment, and ongoing risk monitoring. Subscribers can assess counterparty risks at aggregate and granular levels under a variety of lenses including geography, industry, and other customer-specified categories. The platform features supplier location mapping capabilities with real-time weather, natural disasters, and power outage event overlays. SupplyChainMonitor™ offers customizable news notifications, business risk reports, interactive charts, and more. The Company believes the driving forces for the adoption of SupplyChainMonitor™ are material shifts away from globalization, offshoring, and logistical complexity mandated to support “just-in-time” inventory models arising from geopolitical and macroeconomic pressures. As businesses look to “nearshore,” “friendshore,” and relocate supply hubs away from regions with national security or concentration concerns, supply chain decision-makers will need extensive data on alternative suppliers and their financial stability. The financial distress of a key supplier can shut down a factory and jeopardize a corporation’s entire revenue stream. To assist in strategic planning and save procurement resources, subscribers can limit bids and site inspections to financially durable suppliers by applying the intelligence of SupplyChainMonitor™. Financially durable suppliers ensure a more robust supply chain overall, as they have the necessary resources to invest in key initiatives that support supply continuity and excellence, such as Research & Development (“R&D”); Quality Assurance/Quality Control (“QA/QC”); Capital Expenditure (maintenance and capacity expansion); Cybersecurity; and Environmental, Social, & Governance (“ESG”).

Dun & Bradstreet Holdings, Inc. (“Dun & Bradstreet”), our major competitor, had segmented its revenue between the Finance & Risk and Sales & Marketing verticals prior to acquisition by Clearlake Capital Group, L.P. We believe the Finance & Risk vertical, covering the credit, supply chain, and legal/regulatory information services, can be used for market comparisons to CreditRiskMonitor.com. Dun & Bradstreet’s Finance & Risk vertical generated approximately $891.0 million in North America (i.e., U.S. and Canada) and $484.5 million in the rest of the world for a total of approximately $1,375.5 million for 20242. The remainder of the market is extremely fragmented with numerous other vendors, notably the commercial credit offerings of Experian plc and Equifax Inc. On that basis, we estimate that our operating revenues represent a little more than 1% of the Total Addressable Market (“TAM”), a market that management believes will grow based on trends in corporate bankruptcy rates.

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
2 Source: Dun & Bradstreet Holdings, Inc. Form 10-K for the fiscal year ended December 31, 2024.

Index
Because of increased interventions and artificially zero-to-low interest rates in markets since the Great Recession, corporate bankruptcies have been lower on average in this period relative to long-term historical norms. The Company has long expected a reversion-to-mean in corporate bankruptcies. The current rising trend in U.S. corporate bankruptcies supports this “normalization” expectation. Based on U.S. Courts data published on Chapter 11 and Chapter 7 business bankruptcies, CreditRiskMonitor.com observed an increase of 32% in total bankruptcy filings, over the past two years, in 2025 relative to 20233. These market conditions support demand for CreditRiskMonitor.com products.

The Company’s SaaS subscription products represented over 99% of its fiscal 2025 and 2024 operating revenues and the vast majority are paid upfront annually. These products are sold to a diverse subscriber base with no single subscriber representing more than 1% of fiscal 2025 and 2024 operating revenues. Accordingly, the Company is not dependent on a single subscriber nor a few large subscribers, such that the loss of any individual subscriber would not have a material adverse effect on its financial condition or results of operations.

The Company has contractual agreements with its data suppliers, including leading NRSROs to redistribute their information as part of our services. The Company also obtains financial statements and other data from the London Stock Exchange Group plc. Although some of this “raw” data is reported directly on our web-based platforms, the critical elements of our SaaS subscription products – FRISK® score, PAYCE® score, FAST Rating, ratio analyses, trend reports, peer analyses, Altman Z”-scores, and monitoring alerts – are computed by the Company using its algorithms and weighting techniques, and delivered in formats carefully designed to support “ease of use” by subscribers.

Further, hundreds of subscribers and non-subscribers provide CreditRiskMonitor.com with confidential data from their accounts receivable systems that we parse, process, aggregate, and report to provide subscribers a view on how their counterparties are paying the invoices of other suppliers without disclosing the specific contributors of this information (the “Trade Contributor Program”). The size of the Trade Contributor Program’s current annualized trade credit transaction data is approximately $3 trillion.

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

(1)
CreditRiskMonitor®. The CreditRiskMonitor® product platform provides subscribers with unlimited usage and coverage of public and private business information featuring multi-period financial statements with ratio analyses and spreads, credit risk scores, historical payment behavior, trend and peer analyses, credit limit recommendations, as well as up-to-date material news screened specifically for credit evaluation. Another product feature is the user-customizable monitoring of subscriber-selected businesses for material changes and news, delivered automatically via email, so subscribers are always current on their counterparties. This feature is supplemented with U.S. public-record filing information (i.e., suits, liens, judgments, and bankruptcy information) covering millions of public and private U.S. companies. The payment behavior scores are generated from trade receivable data contributed through the Company’s Trade Contributor Program. The CreditRiskMonitor® product is delivered via a web platform in a highly structured way, enabling the tracking of subscribers’ usage information for over 15 years, covering many financial shifts. The CreditRiskMonitor® product is sold to subscribers through an upfront annual payment.

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

3 Source: U.S. Courts business bankruptcy filing data on Chapter 11 and Chapter 7 for 2023, 2024 and 2025. Chapter 11 and Chapter 7 filings totaled 22,918 for the year ended December 31, 2025, as compared with 17,299 for the year ended December 31, 2023.

Index
(2)
SupplyChainMonitor™. The SupplyChainMonitor™ product platform provides subscribers with interactive tools to monitor and manage their company’s supply chain risks at the aggregate and granular levels. With easy-to-use filtering and built-in views, the product offers concise dashboards with drill-down capabilities to examine counterparty risk across categories including geography, industry, and financial risk level, plus subscriber-provided metadata classes such as criticality and direct/indirect. The product provides functions to easily view supplier locations on a world map that supports real-time event overlays including weather, natural disasters, and power outages. Material news, events, and other risk alerts can be configured as immediate or daily digest “push” notifications providing automatic monitoring. Fully customizable company reports offer rich financial insights and charts including the industry-leading 96%-accurate FRISK® score, analyst-informed financial questions for counterparties, NRSROs ratings, over 40 unique financial ratios, and more. With records on more than 30 million businesses worldwide, predictive risk scores on approximately 5 million, and payment data on about 4 million, the SupplyChainMonitor™ product provides actionable insights for procurement risk management. Enhanced peer analysis tools allow comparisons of up to 5 businesses over time across financial ratios and risk scores, simplifying bid reviews and alternative source investigations. Macro-level risk information on 180 countries across 10 risk categories, powered by the Economist Intelligence Unit (“EIU”), is included to assist in sourcing strategy when examining geopolitical, legal, labor, tax, and security risks. The SupplyChainMonitor™ product is sold to subscribers through an upfront annual payment.

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

(4)
Confidential Financial Statements Solution. The Confidential Financial Statements Solution (“CFSS”) product is an available addition to the CreditRiskMonitor® and SupplyChainMonitor™ products to help subscribers streamline the financial risk assessments of their private company counterparties. Subscribers, or their designated counterparty(ies), upload confidential financial statements to the Company’s secure web portal to leverage Optical Character Recognition (“OCR”) and Artificial Intelligence (“AI”) technology that automates the extraction, standardization, analyses, and bankruptcy scoring of that financial statement data. As a result, the CFSS product eliminates the need for manual data entry and improves the consistency of financial risk assessments while supporting the quick turnarounds required for timely business decisions. CFSS product reports include standardized financial statements, comprehensive peer benchmarking against public and private company comparables, CFS FRISK® score that leverages PAYCE® score insights (where available), and the Altman Z”-score. The CFSS product is sold in an initial block of 10 credits and subsequent credits in any quantity. Credits are only consumed when bankruptcy scores are produced, and expire at the end of each annual subscription period.

Both product platforms feature the Company’s proprietary bankruptcy risk scores: the FRISK® score and the PAYCE® score. These proprietary scores indicate a business’s level of financial distress, by predicting its probability of bankruptcy within the next 12 months. The scores provide subscribers with a fast, consistent method for identifying those companies at the greatest risk, serving as an exceptional workflow optimization tool.

(a)
FRISK®. The FRISK® score is a daily updating, structural statistical model that is backtested using Company data and bankruptcies for public companies. The model includes inputs from the stock market, financial statement ratios, agency ratings, and subscriber sentiment. Its calculation involves the preparation of data from multiple sources, the use of executable software created expressly by and owned by the Company, as well as sophisticated algorithms and weighting techniques that are proprietary Company trade secrets. Many experienced and knowledgeable credit and risk professionals have incorporated the FRISK® score into their fundamental analysis of companies with whom they do business. In 2025, the FRISK® score covered over 350,000 public and private companies worldwide representing over $100 trillion in corporate revenue.

Index
Sentiment of Trade Credit Experts. Since 2003, the Company has collected usage information from its subscriber base, which represents financial risk management professionals from nearly 40% of the Fortune 1000 plus over a thousand other companies worldwide. Using an aggregated and anonymized version of this usage data, CreditRiskMonitor.com developed an independently predictive, corporate bankruptcy risk model. The hypothesis behind this approach is that when a subscriber investigates a business more thoroughly, as reflected in distinct behavioral/usage patterns, the subscriber tends to be more concerned with that business and may reduce or eliminate trade credit as a result of those concerns. This situation tends to occur when other sources of working capital financing are scarce. When such patterns occur in aggregate, it is independently predictive of increased bankruptcy risk. This signal was incorporated into the FRISK® score in 2016, resulting in an accuracy lift and improved precision in classifying the riskiest businesses in the highest risk classes. At least three months prior to filing for bankruptcy, the FRISK® score now classifies 50% of these soon-to-file businesses in its highest risk “FRISK® 1” category and 67% of these soon-to-file businesses in its combined “FRISK® 1” and “FRISK® 2” categories. This improved precision solidifies the FRISK® score as the first line of defense for subscribers in workflow optimization by focusing review time on those counterparties with the greatest probability of going bankrupt within the next 12 months. Since 2016, the FRISK® score has maintained or surpassed its benchmark 96% accuracy and it appears to be the only bankruptcy analytic in the industry leveraging the sentiment of trade credit experts in the generation of financial risk scores.

(b)
PAYCE®. The PAYCE® score provides a highly accurate measure of financial stress when no financial statements are available for private companies. It utilizes payment data collected and processed through the Company’s Trade Contributor Program, U.S. federal tax lien data, and more to deliver an approximately 80% accurate score on over 330,000 private companies in the U.S. and Canada. The PAYCE® score is unlike other payment-based models that infer bankruptcy risk from summarized past dollar-weighted payment performance. A PAYCE® score is only calculated for a business when there are sufficient quantities of trade reporting suppliers and specific trade experiences. The Company believes that the model covers most U.S. private companies with $5 million or more in annual revenue4. Among all reported bankruptcies, about half are classified in the two highest risk categories at least three months before they file. This group represents only 2.5% of the PAYCE® score’s coverage population, reinforcing its use as a workflow optimization tool to focus subscriber attention on those businesses with the greatest chance of experiencing bankruptcy within the next 12 months.

In 2025, the Company released two new product features: Financial Analyst Strength Test (“FAST”) Rating and Risk Level.

FAST Rating. The FAST Rating is a financial health assessment that extends our scored coverage by 3.5 million businesses, specifically smaller international private companies with limited financial data. This product feature is included with the International Private Company Data Enhancement add-on product, within the CreditRiskMonitor® Worldwide Service and SupplyChainMonitor™ platforms.

Risk Level. The Risk Level framework consolidates all of our financial risk analytics into a simple Low, Medium, or High Risk classification, providing subscribers with an intuitive way to assess and compare over 10 million public and private companies worldwide using the most accurate financial risk analytic available. This product feature is available with both CreditRiskMonitor® and SupplyChainMonitor™.

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

•
Non-cyclical. The Company’s business and recurring revenues have continued to grow year-over-year despite bullish macroeconomic performance. However, when economic growth slows, general corporate credit risk usually increases, and the risk manager’s function rises in importance and complexity. Products that allow risk managers to perform their jobs more efficiently and cost-effectively should gain market share in most business environments, but especially during economic downturns. In a contracting business environment, many companies typically accelerate their shift to lower-cost technologies and providers, such as CreditRiskMonitor.com. The Company has demonstrated accelerated growth during such periods including the Great Recession and the COVID-19 pandemic. In addition, because of the increase in corporate debt issuance and use of credit derivatives, the Company believes public and private businesses are even more vulnerable to a business cycle contraction. Large over-the-counter debt and general market uncertainty imply continued high risk and complexity in extending commercial trade credit to many businesses, putting a premium on the speed and analytical strength of CreditRiskMonitor.com’s products.

4 Based on data published by the North American Industry Classification System (“NAICS”) Association on the number of U.S. businesses with annual sales ranges greater than or equal to $5 million and the number of U.S. public companies it follows.

Index
•
Recurring revenue stream. The recurring annual revenue stream of its SaaS subscription fee model gives CreditRiskMonitor.com stability not found in a traditional, non-subscription company.

•
Profit multiplier. The Company has automated a significant number of the processes used to create and deliver its SaaS subscription products. Therefore, its production costs, apart from development costs (enhancing and upgrading the Company’s web platforms as well as new product generation), are relatively stable over a wide range of increasing revenue. Offsetting these cost reductions is the cost of increasing the data content within our SaaS subscription products, should the Company choose to increase its data content and not raise its prices to cover these additional costs.

•
Self-financing. CreditRiskMonitor.com has no inventory, manufacturing, or warehouse facilities. Payments for its products are received early in the subscription period with nearly all subscribers paying upfront annual fees without termination for convenience rights as opposed to monthly or quarterly contracts. Thus, the Company has a low capital intensity and can generate high margins, providing sufficient positive cash flow to grow the business organically with little need for external capital.

•
Experienced management. CreditRiskMonitor.com has an experienced management team with proven talent in business credit evaluation systems and SaaS web development. The Company’s senior management team has an average tenure of approximately 14 years.

Company Goals

•
Growth in U.S. market share. Faced with a dominant U.S. competitor, Dun & Bradstreet, as well as several other larger competitors, the Company’s primary goal is to gain market share. The Company believes that many potential subscribers are still unaware of its SaaS subscription products. Additionally, many other potential subscribers, who are aware of its SaaS subscription products, have not evaluated our full suite of products or recent enhancements/improvements.

•
International penetration. Foreign businesses transacting within the U.S. or other international markets may have the same need as domestic businesses for our financial risk analyses. Worldwide, the Internet provides a mechanism for rapid and inexpensive marketing and distribution of the Company’s SaaS subscription products. With the global reach of the Internet, CreditRiskMonitor.com is well positioned to expand in international markets.

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

•
High margins and return on investment. The Company foresees declining costs per subscriber based on a continued interest in renewing products at the end of their subscription term. The Company has lower sales expenses for customer renewals than for new customer sales. CreditRiskMonitor.com expects that its renewal revenue will continue to represent a larger share of total revenue each year and, by carrying a lower cost basis, will contribute to higher overall margins over time. The Company’s preferred calculation for return on investment is Return on Tangible Net Worth as it focuses on hard assets. Given its lack of debt and limited intangible assets, the Company’s Tangible Net Worth normally represents most of its Total Stockholders’ Equity and generates a fair rate of return based on pre-tax income.

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

In addition, targeted attacks on the Company’s systems (or on systems of third parties that it relies on), failure or non-availability of a key IT system, or a breach of security measures designed to protect its IT systems could result in disruptions to its operations through delays or the corruption and destruction of its data, property damage, loss of confidential information or financial or reputational risks. As the threat landscape is ever-changing, the Company must make continuous mitigation efforts, including risk-prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; frequent employee training; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that the Company’s ability to monitor or mitigate cybersecurity risks will be fully effective, and the Company may fail to identify cybersecurity breaches or discover them in a timely way.

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

Employees

As of January 27, 2026, the Company had 94 employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory and has suffered no interruption in operations.

The Company established a 401(k) Plan covering all employees effective January 1, 2000, that provides for discretionary Company contributions. Employees are eligible to participate in the 401(k) Plan if they are over the age of 21 and after completing one month of service with the Company after their hire date. The Company has no other retirement, pension, profit sharing, or similar program in effect for its employees. The Company adopted a long-term incentive plan in 2020 that covers its employees, replacing its former plan established in 2009.

Index
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

ITEM 1C.
CYBERSECURITY.

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

The Company may review System and Organization Controls 1 (“SOC1”) or System and Organization Controls 2 (“SOC2”) reports of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company engaged a third-party consulting firm to evaluate and test the Company’s risk management systems and to assess and prevent potential cybersecurity incidents as appropriate on an annual basis. The Company has engaged a third party to provide cybersecurity and awareness training to our employees to help mitigate the risk of threats posed by bad actors requesting information. The Company deploys technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, redundant data storage and retention methods, anti-malware functionality, security information event management, automated update/patch-management and access controls which are evaluated and improved through vulnerability and exposure assessments and cybersecurity threat intelligence. With help from third-party vendors, the Company has implemented several layers of physical security, digital security, and data backup.

The Company is committed to maintaining high standards of data security and privacy, and that data within our systems remains secure, private, and confidential through enhanced data protection and operational standards. As of January 16, 2026, CreditRiskMonitor.com successfully completed its first System and Organization Controls 2 Type I (“SOC2 Type I”) report for cybersecurity. The assessment was conducted by Sensiba LLP, an independent third-party auditor engaged to evaluate the Company’s internal controls relevant to security, availability, and confidentiality. The Company received an attestation report indicating that our internal controls were suitably designed as of December 5, 2025 under the American Institute of Certified Public Accountants (“AICPA”) Trust Services Criteria.

To date, cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors − The Audit Committee of the Company’s Board of Directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee and the full Board of Directors are informed of material risks from cybersecurity threats by the Company’s Chief Executive Officer, Chief Financial Officer, or Chief Technology Officer.

Management − Under the oversight of the Audit Committee of the Company’s Board of Directors, the Chief Technology Officer is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters. The Company’s Chief Financial Officer and Chief Technology Officer are responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. See “Item 1. Risks Related to Information Systems Security” for reference.

Index
ITEM 2.
PROPERTIES.

The Company does not own any real property. The lease on the Company’s principal office expired on July 31, 2025. Subsequently, CreditRiskMonitor.com became a remote-only company.

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

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the OTC Markets OTCQX U.S. under the symbol “CRMZ”. The following table sets forth the high and low closing bid quotations reported on the OTCQX for each calendar quarter of 2024 and 2025. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid

2024
First Quarter	$2.31	$2.05
Second Quarter	$2.12	$2.00
Third Quarter	$2.25	$2.02
Fourth Quarter	$3.40	$2.20

2025
First Quarter	$2.95	$2.56
Second Quarter	$2.70	$2.24
Third Quarter	$2.45	$2.07
Fourth Quarter	$2.98	$2.29

On January 27, 2026, there were approximately 129 registered holders of the Company’s common stock based on information provided by our transfer agent. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

In fiscal years 2025 and 2024, the Company did not declare a cash dividend.

The Company did not repurchase any of its common stock during fiscal year 2025.

ITEM 6.
RESERVED.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Environment

Our strategic priorities and plans for 2026 are to continue building on the improvement initiatives underway to enhance our value proposition to subscribers while continuing to achieve sustainable, profitable growth. However, the continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our subscribers’ discretionary spending for financial risk information, or even their solvency, but the Company cannot predict whether or to what extent this will occur. The potential impact of AI on the SaaS industry and the ability of our Company to adapt to advancements in AI are additional uncertainties that may affect our business.

Index
Financial Condition, Liquidity and Capital Resources

The following table sets forth selected financial information and statistics as of December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Cash and cash equivalents	$6,248	$6,674
Held-to-maturity securities, current	$10,619	$2,467
Held-to-maturity securities, non-current	$1,997	$8,758
Accounts receivable, net	$3,787	$3,631
Working capital	$8,492	$565
Cash ratio	0.47	0.51
Quick ratio	1.55	0.97
Current ratio	1.64	1.04

The Company has invested some of its excess cash in cash equivalents and held-to-maturity securities. All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents, and those with maturities in excess of three months when purchased are reflected as held-to-maturity securities.

As of December 31, 2025, the Company had approximately $6.2 million in cash and cash equivalents, a decrease of approximately $426.3 thousand from December 31, 2024. The Company had approximately $12.6 million in total held-to-maturity assets (current and non-current) comprised of U.S. Treasury securities, an increase of approximately $1.4 million, as compared to approximately $11.2 million as of December 31, 2024.

The main component of current liabilities as of December 31, 2025 was unexpired subscription revenue of approximately $10.9 million, which should not require significant future cash outlay, as this is annual reoccurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

The Company has no debt. Further, the Company maintains an adequate cash and cash equivalents balance to meet the Company’s material cash requirements.

The Company has no bank lines of credit or other currently available credit sources.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index
Results of Operations

	Year Ended December 31,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$20,123,616	100%	$19,809,881	100%

Operating expenses:
Data and product costs	8,922,769	44%	8,621,851	44%
Selling, general and administrative expenses	10,268,850	51%	9,536,492	48%
Depreciation and amortization	349,966	2%	401,996	2%
Total operating expenses	19,541,585	97%	18,560,339	94%

Income from operations	582,031	3%	1,249,542	6%
Other income, net	745,955	4%	918,572	5%

Income before income taxes	1,327,986	7%	2,168,114	11%
Provision for income taxes	(310,055)	(2)%	(493,212)	(3)%
Net income	$1,017,931	5%	$1,674,902	8%

Operating revenues increased approximately $314 thousand, or 2%, for fiscal 2025 compared to fiscal 2024. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $301 thousand, or 3%, for fiscal 2025 compared to fiscal 2024. This increase was due primarily to (i) higher salary and related employee expenses mainly from new hires, (ii) higher costs of third-party content due to price increases instituted by some of the Company’s major suppliers, and (iii) higher hosted facility costs driven by increased production demands and the expiration of the Company’s leased office space on July 31, 2025.

Selling, general and administrative expenses increased approximately $732 thousand, or 8%, for fiscal 2025 compared to fiscal 2024. This increase aligns with the Company’s growth strategy, driven by the (i) implementation of a new Customer Relationship Management platform, (ii) revamped client services model, and (iii) targeted expansion of the sales teams. The Company expects some of these increased expenses associated with (i) and (ii) to subside over time as these changes take root and redundancies are eliminated.

Other income decreased approximately $173 thousand, or 19%, for fiscal 2025 compared to fiscal 2024. Short-term interest rate levels on institutional money market funds were lower in fiscal 2025 relative to fiscal 2024.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to increase the size of its sales force as well as invest in product development, operating infrastructure, marketing and promotion. The Company believes these expenditures will help it to sustain the revenue growth experienced over the last several years. The Company anticipates that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2026 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2026 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

The Company expects to experience fluctuations in its future operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s operating results include, among others, (i) the Company’s ability to retain existing subscribers, attract new subscribers at a steady rate, and maintain customer satisfaction, (ii) the Company’s ability to maintain margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime, cybersecurity breaches, or Internet brownouts, (xi) uncertainties related to AI, (xii) the amount and timing of operating costs and capital expenditures relating to the Company’s business, operations and infrastructure, (xiii) governmental regulation and taxation policies, (xiv) including undetermined state tax obligations, (xv) disruptions in service by common carriers due to strikes or otherwise, (xvi) risks of fire or other casualty, (xvii) litigation costs or other unanticipated expenses, (xviii) interest rate risks and inflationary pressures, and (xix) general economic conditions and economic conditions specific to the Internet and online commerce.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2025, and 2024, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP
We have served as the Company’s auditor since 2004.
New York, New York

March 24th, 2026

Index
CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2025 and 2024

	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$6,248,223	$6,674,473
Held-to-maturity securities	10,618,881	2,467,475
Accounts receivable, net of allowance for credit losses of $30,000	3,786,681	3,631,018
Other current assets	1,131,686	929,512

Total current assets	21,785,471	13,702,478

Held-to-maturity securities	1,997,000	8,758,000
Property and equipment, net	415,859	497,560
Operating lease right-of-use asset, net	84,525	-
Goodwill	1,954,460	1,954,460

Total assets	$26,237,315	$24,912,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,933,761	$10,886,860
Accounts payable	169,988	319,717
Operating lease liability	29,364	-
Accrued expenses	2,160,366	1,931,281

Total current liabilities	13,293,479	13,137,858

Deferred tax liabilities, net	355,646	481,420
Unexpired subscription revenue, less current portion	178,936	151,474
Operating lease liability, less current portion	55,161	-

Total liabilities	13,883,222	13,770,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,767,501 and 10,722,401 shares, respectively	107,675	107,224
Additional paid-in capital	30,300,696	30,106,731
Accumulated deficit	(18,054,278)	(19,072,209)

Total stockholders’ equity	12,354,093	11,141,746

Total liabilities and stockholders’ equity	$26,237,315	$24,912,498

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2025 and 2024

	2025	2024

Operating revenues	$20,123,616	$19,809,881

Operating expenses:
Data and product costs	8,922,769	8,621,851
Selling, general and administrative expenses	10,268,850	9,536,492
Depreciation and amortization	349,966	401,996

Total operating expenses	19,541,585	18,560,339

Income from operations	582,031	1,249,542
Other income, net	745,955	918,572

Income before income taxes	1,327,986	2,168,114
Provision for income taxes	(310,055)	(493,212)

Net income	$1,017,931	$1,674,902

Net income per share:
Basic	$0.09	$0.16
Diluted	$0.09	$0.16

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(20,747,111)	$9,367,886

Net income	-	-	-	1,674,902	1,674,902
Stock-based compensation	-	-	98,958	-	98,958

Balance December 31, 2024	10,722,401	$107,224	$30,106,731	$(19,072,209)	$11,141,746

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	1,017,931	1,017,931
Stock-based compensation	-	-	97,481	-	97,481

Balance December 31, 2025	10,767,501	$107,675	$30,300,696	$(18,054,278)	$12,354,093

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net income	$1,017,931	$1,674,902
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond discount	(167,298)	(206,859)
Depreciation and amortization	349,966	401,996
Operating lease right-of-use asset, net	-	1,670
Gain on lease remeasurement	-	(155,332)
Loss on disposal of property and equipment	-	36,792
Stock-based compensation	97,481	98,958
Deferred income taxes	(125,774)	130,815
Changes in operating assets and liabilities:
Accounts receivable, net	(155,663)	310,164
Other current assets	(202,174)	(140,790)
Other noncurrent assets	-	18,110
Unexpired subscription revenue	74,363	697,459
Accounts payable	(149,729)	177,761
Accrued expenses	229,085	(173,738)

Net cash provided by operating activities	968,188	2,871,908

Cash flows from investing activities:
Proceeds from held-to-maturity securities	2,695,000	3,572,000
Purchase of held-to-maturity securities	(3,918,108)	(10,395,658)
Purchase of property and equipment	(268,265)	(378,714)

Net cash used in investing activities	(1,491,373)	(7,202,372)

Cash flows from financing activities:
Proceeds from exercise of stock options	96,935	-

Net cash provided by financing activities	96,935	-

Net decrease in cash and cash equivalents	(426,250)	(4,330,464)
Cash and cash equivalents at beginning of year	6,674,473	11,004,937

Cash and cash equivalents at end of year	$6,248,223	$6,674,473

Supplemental disclosure of cash flow information:
Cash paid, net during the year for:
Income taxes	$380,600	$611,882

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CreditRiskMonitor.com, Inc. (the “Company” or “CreditRiskMonitor.com”) provides interactive business-to-business SaaS subscription products designed specifically for credit and supply chain managers. These products are sold predominantly to corporations located in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) and the U.S. Securities and Exchange Commission (“SEC”) have issued certain other accounting pronouncements as of December 31, 2025 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this Annual Report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

Recently adopted accounting principles

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted ASU 2023-07 on January 1, 2024 and the adoption of this update did not have a significant impact on the Company’s financial statements (see Note 11).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which provides for improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025 and the adoption of this update did not have a significant impact on the Company’s financial statements (see Note 7).

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

Index
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

•
Computer equipment and software − 1 to 5 years
•
Furniture and fixtures − 1 to 5 years

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

The Company’s operating lease right-of-use asset and operating lease liability represent the lease of computers for use by the workforce to conduct business.

Goodwill

Goodwill and other indefinite-lived intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance FASB ASU No. 2017-04. The Company performs its goodwill impairment testing at least annually in the fourth quarter of each year. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company concluded that there was no impairment to goodwill in the 2025 or 2024 fiscal years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with accounting guidance. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2025 and 2024, management believes no impairment of long-lived assets has occurred.

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

Index
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

Accounts receivable consists of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of January 1, 2024, the balances of the accounts receivable, net of allowance, were $3.9 million.

Contract liabilities consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring services in advance. During the year ended December 31, 2025, the Company recognized $10.9 million of revenue that was included in the contract liabilities balance as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $10.3 million of revenue that was included in the contract liabilities balance as of December 31, 2023. As of January 1, 2024, the balance of the contract liabilities was $10.3 million.

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

Net Income Per Share

Basic net income per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of stock options outstanding during the reporting period. The difference between basic and diluted net income per share is solely attributable to stock options. The Company uses the treasury stock method to calculate the dilutive impact of all outstanding stock options.

Segment Information

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM is the Chief Executive Officer and President. The CODM reviews the monthly financial results which include disaggregated information about revenues, for the purpose of making operating decisions and assessing performance. The Company has no foreign operations or any assets in foreign locations. The CODM has determined that it has a single operating and reportable segment.

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

The Company closely monitors the extension of credit to its subscribers. The Company’s accounts receivable balance is net of an allowance for credit losses. The Company does not require collateral or other security to support credit sales but provides an allowance for credit losses of $30,000 as of December 31, 2025 and 2024, based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company does not believe that significant credit risk existed as of December 31, 2025 or 2024.

Index
NOTE 3 - FAIR VALUE MEASUREMENTS

The Company’s cash, cash equivalents and marketable securities are stated at amortized cost, which approximates fair value. The carrying values of accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

All held-to-maturity securities as of December 31, 2025 were U.S. Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of December 31, 2025 and 2024, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$6,248,223	$-	$-	$6,248,223
Held-to-maturity securities	12,615,881	-	-	12,615,881
	$18,864,104	$-	$-	$18,864,104

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$6,674,473	$-	$-	$6,674,473
Held-to-maturity securities	11,225,475	-	-	11,225,475
	$17,899,948	$-	$-	$17,899,948

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of December 31, 2025 or 2024.

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

NOTE 4 - MARKETABLE SECURITIES

Based upon the Company’s intent and ability to hold its U.S. Treasury securities to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Maturities on these U.S. Treasury security holdings range from 19 to 25 months from the date of purchase. Accrued bond interest receivable as of December 31, 2025 and 2024 is $97,024 and $79,497, respectively, and is included in other current assets on the Balance Sheets.

The tables below summarize the Company’s cost and fair value of marketable securities as of December 31, 2025 and 2024:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$12,615,881	$73,119	$12,689,000

Index

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$11,225,475	$227,525	$11,453,000

Maturities of marketable securities as of December 31, 2025 and 2024 are as follows:

	2025	2024
Held-to-maturity securities:
Due in one year or less	$10,618,881	$2,467,475
Due in 12 – 24 months	1,997,000	8,758,000
	$12,615,881	$11,225,475

The Company’s investments in marketable securities consist of investments in U.S. Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of December 31, 2025 and 2024.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2025 and 2024:

	2025	2024

Computer equipment and software	$1,230,949	$1,335,350
Furniture and fixtures	21,393	21,393
	1,252,342	1,356,743
Less accumulated depreciation and amortization	(836,483)	(859,183)

Property and equipment, net	$415,859	$497,560

NOTE 6 - OPERATING LEASE

In July 2025, the Company entered into an operating lease for computers for use by the workforce to conduct business. The table presents the future maturity of the Company’s operating lease liability and reconciles the undiscounted cash flows for the operating lease as of December 31, 2025 to the operating lease liability recognized on the balance sheet as follows:

December 31, 2025

Fiscal 2026	$36,819
Fiscal 2027	36,819
Fiscal 2028	18,410
Total lease payments	92,048
Less: Imputed interest	(7,523)
Present value of lease liability	$84,525

Current portion of operating lease liability	$29,364
Non-current portion of operating lease liability	55,161
Total	$84,525

Total rent expense for the year ended December 31, 2025 was $18,410. The weighted average incremental borrowing rate and weighted average remaining term for the operating lease is 6.7% and 2.5 years, respectively.

Index
NOTE 7 - INCOME TAXES

Components of Income Tax Expense

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Current:
Federal	$417,507	$342,222
State	18,322	20,175
Total current	435,829	362,397
Deferred:
Federal	(122,556)	130,164
State	(3,218)	651
Total deferred	(125,774)	130,815

Income tax expense	$310,055	$493,212

Components of Effective Income Tax Rate

The actual income tax expense differs from the “expected” income tax expense (computed by applying the applicable U.S. federal corporate tax rate to income before income taxes) for the years ended December 31, 2025 and 2024, as follows:

	2025		2024
	Amount	Percent	Amount	Percent

Computed “expected” expense	$278,823	21.00%	$455,201	21.00%
Permanent differences	23,294	1.75%	22,157	1.02%
State and local income tax expense	13,301	1.00%	19,518	0.90%
State actual versus blended rate differences	(7,959)	(0.60)%	(8,008)	(0.37)%
True-up of current taxes	55,762	4.20%	736	0.03%
True-up of deferred taxes	(55,419)	(4.17)%	4,465	0.21%
Change in state apportionment	2,253	0.17%	(857)	(0.04)%

Income tax expense	$310,055	23.35%	$493,212	22.75%

Components of Deferred Income Taxes

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Stock options	$26,292	$25,411
Accrued vacation	123,507	-
Allowance for credit losses	6,600	6,570
Net operating loss	5,238	5,613
Total deferred tax assets	161,637	37,594

Deferred tax liabilities:
Goodwill	(430,016)	(428,036)
Property and equipment	(87,267)	(90,978)
Total deferred tax liabilities	(517,283)	(519,014)

Deferred tax on income, net	$(355,646)	$(481,420)

Index
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), introducing significant amendments to the U.S. Internal Revenue Code. The amendments include the permanent extension of certain individual, business, and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025. The legislation did not have a material impact on income tax expense for 2025.

The Company does not have any unrecognized income tax benefits recorded.

Components of Income Taxes Paid

The Company paid income taxes by jurisdiction for the years ended December 31, 2025 and 2024 as follows:

	2025	2024

Federal	$370,000	$585,000
State	10,600	26,882

Total cash taxes paid	$380,600	$611,882

As the Company's business and sales grow, the Company may incur additional state income tax obligations.

In fiscal years 2025 and 2024, the Company paid no foreign income taxes.

NOTE 8 - COMMON STOCK AND STOCK OPTIONS

Common Stock

As of December 31, 2025 and 2024, there were 795,910 and 760,150 shares, respectively, of the Company’s authorized common stock reserved for issuance upon exercise of outstanding options under its stock option plan.

Preferred Stock

The Company’s Articles of Incorporation provide that the Board of Directors has the authority, without further action by the holders of the outstanding common stock, to issue up to five million shares of preferred stock from time to time in one or more series. The Board of Directors shall fix the consideration to be paid, but not less than par value thereof, and to fix the terms of any such series, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such series. As of December 31, 2025 and 2024, the Company does not have any preferred stock outstanding.

Stock Options

As of December 31, 2025, the Company has two stock option plans: the 2009 Long-Term Incentive Plan (“2009 Plan”), which ended in 2019, and the 2020 Long-Term Incentive Plan (“2020 Plan”).

Both the 2009 Plan and 2020 Plan authorize the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, bonus stock, and performance shares to employees, consultants, and non-employee directors of the Company. The exercise price of each option shall not be less than the fair market value of the common stock at the date of grant. The total number of the Company’s shares that may be awarded under the 2009 Plan was 1,000,000 shares of common stock, and the 2020 Plan was 1,000,000 shares of common stock. As of December 31, 2025, there were options outstanding for 287,000 shares of common stock under the 2009 Plan and 508,910 shares of common stock under the 2020 Plan. As of December 31, 2024, there were options outstanding for 292,500 shares of common stock under the 2009 Plan and 467,650 shares of common stock under the 2020 Plan.

Options expire on the date determined, but not more than 10 years from the date of grant. All of the options granted under the 2009 Plan and 2020 Plan may be exercised in installments after a specified number of years upon the attainment of a specified length of service, as determined by the Compensation Committee and as set forth in the award terms. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Index
Transactions with respect to the Company’s stock option plans for the years ended December 31, 2025 and 2024 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2024	714,050	$2.14
Granted	76,850	2.21
Expired	(3,000)	2.90
Forfeited	(27,750)	1.94

Outstanding at December 31, 2024	760,150	$2.15
Granted	172,700	2.60
Expired	(29,625)	2.21
Forfeited	(62,215)	2.24
Exercised	(45,100)	2.15

Outstanding at December 31, 2025	795,910	$2.24

On April 1, 2025, the Company issued 45,100 shares of common stock upon the exercise of stock options. The Company received cash proceeds totaling $96,935 in connection with the exercise of these stock options. The total intrinsic value of the stock options exercised during the year ended December 31, 2025 was approximately $20,325. There were no stock options exercised during the year ended December 31, 2024.

Under the 2020 Plan, as of December 31, 2025, there were 491,090 shares of common stock reserved for the granting of additional options. The 2009 Plan expired at the end of 2019 and no additional options could be granted.

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

The fair value of options granted during the year ended December 31, 2025 was $262,827. The fair value of options granted during the year ended December 31, 2024 was $104,445. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2025	2024

Risk-free interest rate	4.07%	4.20%
Expected volatility factor	61.16%	63.81%
Expected dividends	0.00	0.00
Expected life of the option (years)	6.00	6.00

The Company issues new shares upon the exercise of options.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - $ 2.00	280,510	3.90	$1.58	193,110	$1.53
$2.01 - $ 3.00	460,400	4.94	$2.53	146,775	$2.57
$3.01 - $ 6.00	55,000	6.67	$3.16	5,000	$4.00

	795,910	4.69	$2.24	344,885	$2.01

Index
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.70 and $3.03 as of December 31, 2025 and 2024, respectively, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding as of December 31, 2025 and 2024 was $409,965 and $673,741, respectively.

As of December 31, 2025, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was $584,220. This cost will be amortized over a weighted average term of 4.45 years and will be adjusted for subsequent changes in estimated forfeitures.

A summary of the Company’s non-vested options and changes during the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	405,910	$1.39
Granted	172,700	2.60
Vested	(65,150)	1.82
Expired or forfeited	(62,435)	2.24

Non-vested, end of year	451,025	$2.41

Stock-Based Compensation

The Company applies ASC 718, Compensation–Stock Compensation (Topic 718) (“ASC 718”), to account for stock-based compensation. The following table summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31, 2025 and 2024 as follows:

	2025	2024

Data and product costs	$32,531	$31,619
Selling, general and administrative expenses	64,950	67,339

	$97,481	$98,958

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

	2025	2024

Net income	$1,017,931	$1,674,902

Weighted average common shares outstanding – basic	10,756,257	10,722,401
Potential shares exercisable under stock option plans	281,492	279,726
Less: Shares which could be repurchased under treasury stock method	(198,988)	(219,505)
Weighted average common shares outstanding – diluted	10,838,761	10,782,622

Net income per share:
Basic	$0.09	$0.16
Diluted	$0.09	$0.16

Index
For fiscal 2025, the computation of diluted net income per share excludes the effects of 586,300 stock options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

For fiscal 2024, the computation of diluted net income per share excludes the effects of 501,400 stock options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

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

NOTE 11 - SEGMENT REPORTING

The Company has a single operating and reportable segment: SaaS subscription products. This segment includes add-ons and enhancements that can only be accessed with an active base subscription to its SaaS subscription products. The products are used mainly by subscribers to analyze commercial financial risk for the purpose of extending trade credit, evaluating supply chains, and managing the counterparty risk associated with these relationships. The majority of subscribers are located in the U.S. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $2.4 million and $2.5 million, respectively, from subscribers from foreign countries. The remainder of revenue was recognized from customers located in the U.S.

The accounting policies of this segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance of this segment using the entity-wide revenue and expense information reported on the Statements of Operations and the more detailed significant segment expense categories disclosed in the table below. The primary measure of segment profit is net income as reported on the Statements of Operations.

Segment Financial Information

	2025	2024
Segment operating revenues	$20,123,616	$19,809,881

Less: Significant segment expenses
Data and product costs
Employee expenses	5,663,035	5,476,111
Data feed expenses	2,123,907	1,955,210
Hosting and computer services expenses	359,449	239,101
Other data and product costs	776,378	951,429
Data and product costs subtotal	8,922,769	8,621,851

Selling, general and administrative expenses
Employee expenses	7,574,068	7,161,422
Professional fee expenses	1,039,262	647,884
Marketing expenses	764,351	844,939
Occupancy expenses	284,080	429,532
Other general and administrative expenses	607,089	452,715
Selling, general and administrative expenses subtotal	10,268,850	9,536,492

Other significant segment items
Depreciation and amortization	349,966	401,996
Other (income), net	(745,955)	(918,572)
Provision for income taxes	310,055	493,212

Segment net income	$1,017,931	$1,674,902

NOTE 12 - SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES

For the year ended December 31, 2025, there was a noncash transfer of operating lease right-of-use assets obtained in exchange for lease liabilities in the amount of $114,463.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to its systems and processes to improve such controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems and automating manual processes. These changes have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting. However, such changes allow the Company to continue to enhance its internal control over financial reporting and ensure that its internal control environment remains effective.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.
OTHER INFORMATION.

During the fourth quarter of 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Index
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

Name	Age	Principal Occupation/Position Held with Company	Officer or Director Since
Jerome S. Flum	85	Executive Chairman of the Board	1983
Michael I. Flum	39	Chief Executive Officer and President	2019
Jennifer Gerold	53	Chief Financial Officer	2024
Shyarsh Desai	60	Chief Operating Officer	2025
David Reiner	56	Chief Accounting Officer	2024 − 2026
Lawrence Fensterstock	75	Director	2025
Brigitte Muehlmann	63	Director	2023 − 2025
Lisa Reisman	57	Director	2023
Joshua M. Flum	56	Director	2007

Jerome S. Flum was appointed President and Chief Executive Officer of the Company and Chairman of the Board of Directors in June 1985. In May 2023, he transitioned from Chief Executive Officer to Executive Chairman. Since 1968 he has been in the investment business as an Institutional Security Analyst, Research and Sales Partner at an investment firm and then as a General Partner of a private investment pool. Before entering the investment business, Mr. Flum practiced law, helped manage a U.S. congressional campaign and served as a Legal and Legislative Aide to a U.S. Congressman. He has been a guest lecturer at the Massachusetts Institute of Technology/Sloan School of Management Lab for Financial Engineering. Mr. Flum received a BS degree in business administration from Babson College and a JD degree from Georgetown University Law School. Mr. Flum served as a Lance corporal in the U.S. Marine Corps Reserve. Jerome S. Flum is the father of Michael I. Flum, Chief Executive Officer and President, and Joshua M. Flum, a Director of the Company.

Michael I. Flum joined the Company in 2018 as Vice President of Operations & Alternative Data. He was elected Senior Vice President and Chief Operating Officer in October 2019 and subsequently President and Chief Operating Officer in October 2020. In May 2023, he became Chief Executive Officer and President. He is responsible for operational strategy and implementation, leveraging technology to improve the efficiency of human capital and work processes. Prior to joining CreditRiskMonitor.com, Mr. Flum served as Vice President of Operations at Gullett & Associates, Inc., a Houston-based midstream oil & gas survey and drafting services firm from 2016-2017. Mr. Flum held various engineering and project management roles at Enterprise Products Partners, a Houston-based oil & gas pipeline owner/operator from 2009 to 2016. Over his time in the oil & gas sector, Mr. Flum successfully completed pipeline and plant projects totaling over $1.3 billion. He was also able to install processes that streamline service offerings and unify customer experience across teams. Mr. Flum holds an MBA from Columbia Business School as well as a BS in Mechanical Engineering and a BA in Religious Studies from Rice University. Mr. Flum is the son of Jerome S. Flum, and the brother of Joshua M. Flum.

Jennifer Gerold, CPA, joined the Company as Chief Monetization Officer in February 2024. She was elected to Chief Financial Officer in May 2024. Ms. Gerold is accomplished in corporate finance with nearly 30 years of strategic leadership experience advising organizations on navigating the complexities of M&A and Capital Market transactions. Prior to joining the Company, Ms. Gerold was a Managing Director in Strategy and Transactions at Ernst & Young U.S. LLP. Before that, Ms. Gerold held various investment banking and asset management roles at such firms as Credit Suisse Securities (USA) LLC; Merrill Lynch & Co., Inc.; and Bear, Stearns & Co. Inc. She started her career as an auditor specializing in entrepreneurial firms. Ms. Gerold holds an MBA from the University of Chicago Booth School of Business and a BS in Accounting and Finance/Investments from Babson College. She maintains a Certified Public Accountant (CPA) license and is a member of the AICPA. Additionally, she holds a Chartered Global Management Accountant (CGMA) designation and a Chartered Alternative Investment Analyst (CAIA) designation.

Index
Shyarsh Desai joined the Company in February 2025 and was appointed Chief Operating Officer in March 2025. Mr. Desai is an accomplished leader in risk and financial technology businesses focused on creating sustainable yet profitable growth and strong financial returns to investors. Prior to joining the Company, Mr. Desai was Chief Executive Officer at Carixa, a SaaS platform focused on serving the invoice-to-cash automation and receivables management needs of mid-to-large enterprises. From 2012 to 2019, he was Chief Executive Officer of Credit2B, an AI-innovator in B2B credit decision automation, until its sale to Billtrust, where he served as Group President. Between 2007 and 2012, he held management positions at enterprise risk and compliance leaders Global Compliance (now Navex) and Dun & Bradstreet, focused on strategy, growth and business development. In his early career, Mr. Desai worked at IBM leading key solutions for the financial services vertical and later in Corporate Development within the CFO organization. Mr. Desai began his career working in corporate finance and investment management roles at the Tata Group. He holds an MBA from Kellogg School of Management at Northwestern University as well as a BS in Life Sciences and an MS in Management Studies of Finance from the University of Mumbai (formally known as the University of Bombay). He is currently and has been a director on different non-profit Boards in the education and training space.

David Reiner joined the Company as Controller in May 2013 and was promoted to Vice President, Corporate Controller in 2020. He was elected to Chief Accounting Officer in May 2024. In his roles, Mr. Reiner was responsible for all day-to-day accounting functions, Year End Financial and Sarbanes-Oxley Audits in addition to Human Resources and Facilities Management for the Company. He has more than 25 years of progressively increasing experience in Accounting, Finance, Information Technology and Facilities Management. Before joining the Company, Mr. Reiner spent his career in Small, Medium and Startup companies building and managing accounting departments throughout various industries covering Research & Development, Service, Medical Device and Food Franchises. Mr. Reiner holds an MBA in Accounting from Pace University and a BS in Business Administration and Finance from Bryant University. On February 27, 2026, CreditRiskMonitor.com announced that Chief Accounting Officer David Reiner's position with the Company was terminated. Mr. Reiner's last day was February 27, 2026.

Lawrence Fensterstock has been a Director since September 2025. Previously, Mr. Fensterstock joined the Company in January 1999 and held the titles of Chief Financial Officer and Senior Vice President upon hiring through March 2020 and June 2020, respectively. During his tenure, Mr. Fensterstock was instrumental in implementing the financial and operational frameworks that positioned the Company for sustained growth. Mr. Fensterstock was intimately involved in the Company’s January 1999 acquisition of the assets of the CreditRisk Monitor credit information service from Market Guide Inc. Previously, he joined Market Guide Inc. in September 1996 to assist in the formation of its credit information services division. From 1993 to 1996, Mr. Fensterstock was Chief Operating and Financial Officer of Information Clearinghouse Incorporated (“ICI”) and was closely involved in the formation of its credit reporting service. From 1989 through 1992, Mr. Fensterstock served as Vice President-Controller, Treasurer and Corporate Secretary for a private entity formed to acquire Litton Industries’ office products operations in a leveraged buyout. Mr. Fensterstock was Vice President of Security Capital Corporation from 1984 to 1989, where he managed the internal audit and quality control functions for this financial services holding company. Mr. Fensterstock is a certified public accountant who began his career in 1973 with Arthur Andersen LLP. He spent more than 10 years servicing both public and private clients in the financial services and real estate industries. He earned a BA in Economics from Queens College and an MBA from The University of Chicago Business School.

Brigitte Muehlmann, PhD and CPA, served as a Director from July 2023 to September 2025. On April 25, 2025, Dr. Muehlmann informed CreditRiskMonitor that she did not intend to stand for re-election to its Board of Directors. She is a Professor at Babson College and an Adjunct Professor at Texas A&M University School of Law. She serves as a Director of Babson Global, Inc. Entrepreneurial leaders are a perennial focus for Dr. Muehlmann and she aims to contribute to sustainable business success. Her research is centered on design and opportunities for both human and technological innovation in accounting and taxation. She teaches MBA courses in financial and sustainability reporting and analysis as well as operating and expanding businesses in global markets. Dr. Muehlmann developed expertise in serving international businesses at Ernst & Young in Vienna and on the entrepreneurial services team in Boston, as a member of the global tax team at PwC in Boston, and at Kearney in New York before turning to a full-time career in academia. Dr. Muehlmann is a dual Austrian-American citizen holding a PhD and an MSBA degree from the Vienna University of Economics and Business (WU) in Austria, an MST degree from Bentley University, and a Certified Public Accountant (CPA) license.

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

Joshua M. Flum has been a Director since September 2007. He is currently a Managing Partner at LRVHealth, an early-stage healthcare venture capital platform. Prior to this role, Mr. Flum spent nearly two decades at CVS Health holding senior leadership roles in strategy, operations, and technology where he led a broad set of transformational activities, ranging from the integration of CVS Health and Aetna to the founding of CVS Health Ventures. He departed CVS Health in 2022 as Executive Vice President, Chief Strategy & Business Development Officer. Mr. Flum is a graduate of the Yale Law School and spent the first years of his professional career clerking for the Honorable Edward R. Becker, Chief Judge of the U.S. Court of Appeals for the Third Circuit, and then at the law firm of Miller, Cassidy, Larroca and Lewin, LLP. He then joined the Boston Consulting Group where his work focused on the consumer and retail practice area. Mr. Flum is the son of Jerome S. Flum, and the brother of Michael I. Flum.

Index
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

Significant Employees

Madhav Kale joined the Company as Chief Technology Officer in September 2025. Mr. Kale brings more than three decades of experience in fintech, cybersecurity, industrial IoT, and SaaS, having contributed to several early-stage startups as well as held senior leadership roles at large enterprise companies. Prior to joining the Company, Mr. Kale was Executive Vice President & Chief Technology Officer at Carixa, where he spearheaded the transformation of accounts receivable automation into an AI-powered SaaS platform. Between 2018 and 2020, he served as Chief Technology Officer of WellAware, an IoT growth-stage company supporting industrial monitoring and automation. Between 2008 and 2015, he was Chief Executive Officer & Founder of Zebra Digital Assets, a start-up focused on secure document exchange and collaboration. In his earlier career, Mr. Kale held senior architecture roles at Sungard, Fidelity Investments, and Systems International, as well as serving as the founding Chief Technology Officer of UserTrust Certificate Authority (later acquired by Comodo). He holds a Bachelor of Engineering in Computer Science from the University of Pune.

Michael Clark is the Senior Vice President of Engineering. Previously, he served as Interim Chief Technology Officer since 2024, Senior Vice President of Information Technology since 2018, and prior he was Vice President of Software Development. Mr. Clark joined the Company in 2002. Mr. Clark brings over 30 years of software design and development experience. Prior to joining the Company, from 1997 to 2001, Mr. Clark was Director of Software Development for The Technology Group, creating early web-based smart-document and legal expert systems. From 1988 to 1996, he helped develop the award-winning word processing system Nota Bene, enabling multi-lingual document editing in Windows and MS-DOS systems. Mr. Clark has a BA in Computational Mathematics from the University of Buffalo.

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

The Audit Committee

The Audit Committee shall assist the Board of Directors in fulfilling its responsibility to the shareholders, potential shareholders and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the Company’s financial reporting. To fulfill its purposes, the Audit Committee’s duties shall include:

•
Appoint, evaluate, compensate, oversee the work of, and if appropriate, terminate the independent auditor, who shall report directly to the Audit Committee.

Index
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

The Audit Committee currently consists of its outside directors – Lawrence Fensterstock, Lisa Reisman, and Joshua M. Flum. Both Lawrence Fensterstock and Lisa Reisman are independent, and Lawrence Fensterstock is an audit committee financial expert, as such terms are defined by the SEC.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2025, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics for its principal executive officer and senior financial officers. This Code applies to the Company’s Chief Executive Officer and Chief Financial Officer.

Stock Option Grant Policies

The disclosure required by Regulation S-K Item 402(x) is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the SEC relating to the 2026 Annual Meeting of Stockholders.

ITEM 11.
EXECUTIVE COMPENSATION.

The following table shows all cash compensation paid or to be paid to the Company’s executive officers during each of the fiscal years presented.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Jerome S. Flum, Executive Chairman	2025 2024	$150,000 $150,000	- -	- -	- -	$150,000 $150,000
Michael I. Flum, Chief Executive Officer and President	2025 2024	$217,500 $211,200	$37,000 $40,000	$30,179 $22,513	- -	$284,679 $273,713
Jennifer Gerold, Chief Financial Officer	2025 2024	$225,000 $176,790	$43,800 $40,000	$2,624 $1,097	- -	$271,424 $217,887
Shyarsh Desai, Chief Operating Officer (3)	2025 2024	$196,875 -	$41,500 -	$6,312 -	- -	$244,687 -
David Reiner, Chief Accounting Officer (4)	2025 2024	$200,000 $172,984	$7,500 $37,000	$2,497 $772	- -	$209,997 $210,756

(1) The amounts in this column reflect bonuses awarded for the fiscal year shown but paid in the subsequent fiscal year.

(2) Represents the compensation expense of stock option awards for financial reporting purposes for the fiscal year under ASC 718, rather than an amount paid to or realized by the Named Executive Officer. See Note 8 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with ASC 718. The ASC 718 value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the ASC 718 amounts will ever be realized.

Index
(3) On March 19, 2025, the Board of Directors appointed Shyarsh Desai as the Company’s Chief Operating Officer.

(4) In connection with the elimination of his position, Mr. Reiner’s employment with the Company ended on February 27, 2026.

Outstanding Equity Awards

The following table sets forth all stock options granted to the Company’s executive officers during the last fiscal year.

GRANTS OF PLAN-BASED AWARDS
		Equity Grants
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Jerome S. Flum	N/A	N/A	N/A	N/A	N/A
Michael I. Flum	3/12/2025	N/A	10,000	$2.92	$15,076
Jennifer Gerold	3/12/2025	N/A	10,000	$2.65	$15,619
Shyarsh Desai	3/12/2025	N/A	50,000	$2.65	$78,097
David Reiner	3/12/2025	N/A	10,000	$2.65	$15,619

The following table sets forth all outstanding equity awards granted to the Company’s executive officers during the last fiscal year.

OUTSTANDING EQUITY AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jerome S. Flum	-0-	-0-	-0-	-0-	N/A
Michael I. Flum	40,000 12,500 3,000 -0- -0- -0- -0-	10,000 12,500 27,000 5,000 50,000 5,000 10,000	-0- -0- -0- -0- -0- -0- -0-	$1.45 $2.19 $1.85 $2.70 $3.08 $2.42 $2.92	10-24-29 10-29-29 01-28-32 01-25-33 05-01-33 03-13-32 03-12-33
Jennifer Gerold	-0- -0-	10,000 10,000	-0- -0-	$2.20 $2.65	03-13-32 03-12-33
Shyarsh Desai	-0-	50,000	-0-	$2.65	03-12-33
David Reiner	5,000 1,000 800 250 200 -0- -0- -0-	-0- -0- 200 250 1,800 1,500 2,000 10,000	-0- -0- -0- -0- -0- -0- -0- -0-	$2.90 $3.00 $1.45 $2.19 $1.85 $2.70 $2.20 $2.65	01-05-26 10-26-26 10-24-29 10-29-29 01-28-32 01-25-33 03-13-32 03-12-33

The closing market price of the Company’s common stock on December 31, 2025 was $2.70 per share.

The options under the above grants may be exercised in installments after a specified number of years upon the attainment of a specified length of service, as determined by the Compensation Committee and as set forth in the award terms. In the event of a change in control (as defined), the options will vest in full at the time of such change in control.

Index
Directors’ Fees

Effective July 12, 2023, non-employee directors receive $2,000 per quarter. Effective October 1, 2024, the audit committee financial expert receives $3,000 per quarter. Non-employee director terms of service are generally from June 30 to July 1, which aligns to the Annual Shareholder Meeting. The following table sets forth all cash compensation paid by the Company to the non-employee directors during the last two fiscal years.

DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Lawrence Fensterstock (3)	2025 2024	$6,000 -	$197 -	$6,197 -
Brigitte Muehlmann (3)	2025 2024	$9,000 $5,000	- $840	$9,000 $5,840
Lisa Reisman	2025 2024	$8,000 $4,000	$1,022 $840	$9,022 $4,840
Joshua M. Flum	2025 2024	$8,000 $4,000	$3,435 $9,902	$11,435 $13,902

(1) Fees earned are paid in cash based on Board of Director Meeting attendance.

(2) Represents the compensation expense of stock option awards for financial reporting purposes for the fiscal year under ASC 718, rather than an amount paid to or realized by the Director. See Note 8 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with ASC 718. The ASC 718 value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the ASC 718 amounts will ever be realized.

(3) On September 18, 2025, Lawrence Fensterstock was elected to serve as a non-employee director. On April 25, 2025, Brigitte Muehlmann had informed CreditRiskMonitor.com that she did not intend to stand for re-election to its Board of Directors.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of January 27, 2026 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% or Greater Stockholders
Santa Monica Partners, L.P. SMP Asset Management, LLC Lawrence J. Goldstein (1)	720,904	6.7%
Caldwell Sutter Capital, Inc. Joseph F. Helmer (2)	547,670	5.1%
Flum Partners (3)	5,410,437	50.2%
Named Executive Officers
Jerome S. Flum	6,008,047 (4)(5)	55.8%
Michael I. Flum	6,500	-----*
Non-Employee Directors
Joshua M. Flum	6,500	-----*
All directors and executive officers (as a group (3 persons))	6,021,047 (4)(5)	55.9%

*Less than 1%

Index
(1) Based on the information contained in a Schedule 13G/A dated January 26, 2023. The general partner of Santa Monica Partners, L.P. is SMP Asset Management, LLC. Lawrence J. Goldstein is an individual investor, the sole managing member and the sole owner of SMP Asset Management, LLC, and may be deemed to beneficially own these shares. Includes 698,644 shares owned by Santa Monica Partners, L.P. and 22,260 shares owned by Lawrence J. Goldstein.

(2) Based on the information contained in a Schedule 13G dated December 31, 2024. Joseph F. Helmer is the President of Caldwell Sutter Capital, Inc, and may be deemed to possess investment power and beneficially own these shares. Includes 533,270 shares owned by Caldwell Sutter Capital, Inc. and 14,400 shares owned by Joseph F. Helmer.

(3) The general partners of Flum Partners are Jerome S. Flum, Executive Chairman of the Board of the Company; Michael I. Flum, Chief Executive Officer and President of the Company; and Barbara Schwartz, spouse of Jerome S. Flum. The controlling general partner is Jerome S. Flum.

(4) Includes 5,410,437 shares owned by Flum Partners, of which Jerome S. Flum is the controlling general partner, which are also deemed to be beneficially owned by Jerome S. Flum because of his power, as controlling general partner of Flum Partners, to direct the voting of such shares held by the partnership. Jerome S. Flum disclaims beneficial ownership of the shares owned by Flum Partners. The 6,008,047 shares of common stock, or 55.8% of the outstanding shares of common stock, may also be deemed to be owned, beneficially and collectively, by Flum Partners and Jerome S. Flum, as a “group”, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

(5) Includes 7,800 shares of common stock owned by a grandchild of Jerome S. Flum, the beneficial ownership of which is disclaimed by Jerome S. Flum. Also, includes 260,000 shares of common stock owned by Family Trusts established by Jerome S. Flum, the beneficial ownership of which is disclaimed by Jerome S. Flum.

The Company’s current equity compensation plan approved by stockholders is the 2020 Plan. The 2020 Plan provides for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock. The Company’s previous equity compensation plan approved by stockholders was the 2009 Plan. The 2009 Plan provided for the grant of options and other awards up to an aggregate of 1,000,000 shares of common stock. The 2009 Plan expired at the end of 2019.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans of the Company as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	795,910	$2.24	491,090
Total	795,910	$2.24	491,090

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no such reportable relationships or related transactions in 2025.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees incurred by CohnReznick LLP for professional services rendered to the Company during the last two fiscal years are as follows:

	2025	2024

Audit fees (1)	$209,475	$202,761
Tax fees (2)	18,630	17,330

Total fees	$228,105	$220,091

(1) Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2) Consists of fees for preparation of federal and state income tax returns.

Index
The engagement of CohnReznick LLP for the 2025 and 2024 fiscal years and the scope of audit-related services, including the audits and reviews described above, and tax services were pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishing of all audit and non-audit services.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements – contained in Item 8:

(b)	Exhibits:

	3(i)	-	Copy of the Company’s Amended and Restated Articles of Incorporation dated as of May 7, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 1999, filed March 29, 2000)
	3(ii)	-	Company’s By-Laws as amended March 9, 2020 (incorporated by reference to Form 10-K for the year ended December 31, 2020, filed March 25, 2021)
	10-D	-	Copy of Company’s 2020 Long-Term Incentive Plan (incorporated by reference to Definitive Statement on Schedule 14C, filed March 25, 2021)
	14	-	CreditRiskMonitor.com, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers (incorporated by reference to Form 10-KSB for the year ended December 31, 2003, filed March 30, 2004)
	19*	-	CreditRiskMonitor.com, Inc. Insider Trading Policy
	23*	-	Consent of Independent Registered Public Accounting Firm
	31.1*	-	Certification of Chief Executive Officer
	31.2*	-	Certification of Chief Financial Officer
	32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	-	XBRL Instance Document
	101.SCH	-	XBRL Taxonomy Extension Schema Document
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.

(REGISTRANT)

Date: March 24, 2026	By: /s/ Jerome S. Flum
Jerome S. Flum
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2026	By: /s/ Michael I. Flum
Michael I. Flum
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 24, 2026	By: /s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer

Date: March 24, 2026	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Director

Date: March 24, 2026	By: /s/ Lisa Reisman
Lisa Reisman
Director

Date: March 24, 2026	By: /s/ Joshua M. Flum
Joshua M. Flum
Director