Form 10-Q
period 2026-03-31
CREDITRISKMONITOR COM INC
filed 2026-05-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Company’s common stock is traded on the OTCQX Tier of OTC Markets. There were 10,767,501 shares of common stock $.01 par value outstanding as of May 12, 2026.

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

Index
CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,715,460	$6,248,223
Held-to-maturity securities	11,680,204	10,618,881
Accounts receivable, net of allowance for credit losses of $30,000	3,210,317	3,786,681
Other current assets	1,098,287	1,131,686

Total current assets	21,704,268	21,785,471

Held-to-maturity securities	971,000	1,997,000
Property and equipment, net	442,746	415,859
Operating lease right-of-use asset, net	76,695	84,525
Goodwill	1,954,460	1,954,460

Total assets	$25,149,169	$26,237,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,755,411	$10,933,761
Accounts payable	151,184	169,988
Operating lease liability	29,859	29,364
Accrued expenses	1,171,783	2,160,366

Total current liabilities	12,108,237	13,293,479

Deferred tax liabilities, net	355,646	355,646
Unexpired subscription revenue, less current portion	200,379	178,936
Operating lease liability, less current portion	46,836	55,161

Total liabilities	12,711,098	13,883,222

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,767,501 shares	107,675	107,675
Additional paid-in capital	30,326,362	30,300,696
Accumulated deficit	(17,995,966)	(18,054,278)

Total stockholders’ equity	12,438,071	12,354,093

Total liabilities and stockholders’ equity	$25,149,169	$26,237,315

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	2026	2025

Operating revenues	$4,986,878	$4,871,412

Operating expenses:
Data and product costs	2,520,905	2,283,374
Selling, general and administrative expenses	2,505,880	2,476,951
Depreciation and amortization	53,820	85,720

Total operating expenses	5,080,605	4,846,045

(Loss) income from operations	(93,727)	25,367
Other income, net	169,803	180,833

Income before income taxes	76,076	206,200
Provision for income taxes	(17,764)	(47,138)

Net income	$58,312	$159,062

Net income per share – Basic and diluted	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	10,767,501	10,722,401
Diluted	10,847,137	10,831,979

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2025	10,722,401	$107,224	$30,106,731	$(19,072,209)	$11,141,746

Net income	-	-	-	159,062	159,062
Stock-based compensation	-	-	27,285	-	27,285

Balance March 31, 2025	10,722,401	$107,224	$30,134,016	$(18,913,147)	$11,328,093

Balance January 1, 2026	10,767,501	$107,675	$30,300,696	$(18,054,278)	$12,354,093

Net income	-	-	-	58,312	58,312
Stock-based compensation	-	-	25,666	-	25,666

Balance March 31, 2026	10,767,501	$107,675	$30,326,362	$(17,995,966)	$12,438,071

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	2026	2025

Cash flows from operating activities:
Net income	$58,312	$159,062
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of bond discount	(35,323)	(53,499)
Depreciation and amortization	53,820	85,720
Stock-based compensation	25,666	27,285
Changes in operating assets and liabilities:
Accounts receivable, net	576,364	(265,932)
Other current assets	33,399	(127,090)
Unexpired subscription revenue	(156,907)	237,412
Accounts payable	(18,804)	(131,262)
Accrued expenses	(988,583)	(769,283)

Net cash used in operating activities	(452,056)	(837,587)

Cash flows from investing activities:
Proceeds from held-to-maturity securities	-	985,000
Purchase of held-to-maturity securities	-	(978,691)
Purchase of property and equipment	(80,707)	(6,000)

Net cash (used in) provided by investing activities	(80,707)	309

Net decrease in cash and cash equivalents	(532,763)	(837,278)
Cash and cash equivalents at beginning of period	6,248,223	6,674,473

Cash and cash equivalents at end of period	$5,715,460	$5,837,195

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2025.

The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2025 condensed balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.

(2) Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which provides for improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025 and the adoption of this update did not have a significant impact on the Company’s financial statements.

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

Index
(4) Stock-Based Compensation

The Company applies ASC 718, Compensation–Stock Compensation (Topic 718) (“ASC 718”), to account for stock-based compensation.

The table below summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three months ended March 31, 2026 and 2025, respectively, as follows:

	3 Months Ended
	March 31,
	2026	2025

Data and product costs	$9,319	$8,546
Selling, general and administrative expenses	16,347	18,739

	$25,666	$27,285

(5) Fair Value Measurements

The Company’s cash, cash equivalents and marketable securities are stated at amortized cost, which approximate fair value. The carrying values of accounts receivable, other current assets, accounts payable, and accrued expenses approximate fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

All held-to-maturity securities as of March 31, 2026 and December 31, 2025 were U.S. Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of March 31, 2026 and December 31, 2025, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2026
	Level 1	Level 2		Level 3		Total
Cash and cash equivalents	$5,715,460	$	−	$	−	$5,715,460
Held-to-maturity securities	12,651,204		−		−	12,651,204
	$18,366,664	$	−	$	−	$18,366,664

	December 31, 2025
	Level 1	Level 2		Level 3		Total

Cash and cash equivalents	$6,248,223	$	−	$	−	$6,248,223
Held-to-maturity securities	12,615,881		−		−	12,615,881
	$18,864,104	$	−	$	−	$18,864,104

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of March 31, 2026 or December 31, 2025, respectively.

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

Index
(6) Marketable Securities

Based upon the Company’s intent and ability to hold its U.S. Treasury securities to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Maturities on these U.S. Treasury security holdings range from 19 to 25 months from the date of purchase. Accrued bond interest receivable as of March 31, 2026 and December 31, 2025 was $96,197 and $97,024, respectively, and is included in other current assets on the Condensed Balance Sheets.

The tables below summarize the Company’s cost and fair value of marketable securities as of March 31, 2026 and December 31, 2025, respectively, as follows:

		March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$12,651,204	$37,796	$12,689,000

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$12,615,881	$73,119	$12,689,000

Maturities of marketable securities as of March 31, 2026 and December 31, 2025, respectively, are as follows:

	March 31, 2026	December 31, 2025

Held-to-maturity securities:
Due in one year or less	$11,680,204	$10,618,881
Due in 12 – 24 months	971,000	1,997,000

	$12,651,204	$12,615,881

The Company’s investments in marketable securities consist of investments in U.S. Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of March 31, 2026.

(7) Net Income per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended
	March 31,
	2026	2025

Weighted average common shares outstanding – basic	10,767,501	10,722,401
Potential shares exercisable under stock option plans	268,301	341,950
Less: Shares which could be repurchased under treasury stock method	(188,665)	(232,372)

Weighted average common shares outstanding – diluted	10,847,137	10,831,979

Index
For the three months ended March 31, 2026, the computation of diluted net income per share excludes the effects of the assumed exercise of 604,300 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

For the three months ended March 31, 2025, the computation of diluted net income per share excludes the effects of the assumed exercise of 611,850 options, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

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

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer and President. The CODM makes operating decisions, assesses performance and allocates resources using the entity-wide revenue and expense information reported on the Condensed Statements of Operations and the more detailed significant expense categories disclosed in the table below. The primary measure of segment profit is net income as reported on the Condensed Statements of Operations.

	3 Months Ended March 31,
	2026	2025

Segment operating revenues	$4,986,878	$4,871,412

Less: Significant segment expenses
Data and product costs
Employee expenses	1,700,701	1,498,114
Data feed expenses	522,623	534,901
Hosting and computer services expenses	150,198	58,714
Other data and product costs	147,383	191,645
Data and product costs subtotal	2,520,905	2,283,374

Selling, general and administrative expenses
Employee expenses	1,868,786	1,914,112
Professional fee expenses	331,945	103,106
Marketing expenses	168,954	208,791
Occupancy expenses (1)	10,183	110,344
Other general and administrative expenses	126,012	140,598
Selling, general and administrative expenses subtotal	2,505,880	2,476,951

Other significant segment items
Depreciation and amortization	53,820	85,720
Other (income), net	(169,803)	(180,833)
Provision for income taxes	17,764	47,138

Segment net income	$58,312	$159,062

(1) Prior to the expiration of the Company’s leased office space on July 31, 2025, occupancy expenses included rent, utilities, repairs, and office supplies. Post expiration, occupancy expenses included the rental of virtual office space for Company meetings.

Index
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Environment

Our strategic priorities and plans for 2026 are to continue building on the improvement initiatives underway to enhance our value proposition to subscribers while continuing to achieve sustainable, profitable growth.

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakened economy could adversely affect our subscribers’ discretionary spending for financial risk information, or even their solvency, but the Company cannot predict whether or to what extent this will occur. The potential impact of Artificial Intelligence (“AI”) technology on the SaaS industry and the ability of our Company to adapt to advancements in AI are additional uncertainties that may affect our business.

Financial Condition, Liquidity and Capital Resources

The table below presents selected financial information and statistics as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$5,715	$6,248
Held-to-maturity securities, current	$11,680	10,619
Held-to-maturity securities, non-current	$971	1,997
Accounts receivable, net	$3,210	3,787
Working capital	$9,596	8,492
Cash ratio	0.47	0.47
Quick ratio	1.70	1.55
Current ratio	1.79	1.64

As of March 31, 2026, the Company had approximately $5.7 million in cash and cash equivalents, a decrease of approximately $533 thousand from December 31, 2025. The Company had approximately $12.7 million in total held-to-maturity assets (current and non-current) comprised of U.S. Treasury securities as compared to approximately $12.6 million as of December 31, 2025.

The main component of current liabilities as of March 31, 2026 was unexpired subscription revenue of approximately $10.8 million, which should not require significant future cash outlay, as this is annual recurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months. The unexpired subscription revenue balance does not include the total contract value of multi-year, noncancellable contracts that are billed annually.

The Company has no debt. The Company has no bank lines of credit or other currently available credit sources.

Further, the Company believes that its existing balances of cash and cash equivalents and cash generated from operations will be sufficient to satisfy its anticipated cash requirements through at least the next 12 months and the foreseeable future. However, the Company’s liquidity could be negatively affected if it were to make an acquisition or license products or technologies, which may require the need to raise additional capital through future debt or equity financing. Additional financing may not be available or on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Index
Results of Operations

	3 Months Ended March 31,

	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,986,878	100%	$4,871,412	100%

Operating expenses:
Data and product costs	2,520,905	51%	2,283,374	47%
Selling, general and administrative expenses	2,505,880	50%	2,476,951	51%
Depreciation and amortization	53,820	1%	85,720	1%
Total operating expenses	5,080,605	102%	4,846,045	99%

(Loss) income from operations	(93,727)	(2)%	25,367	1%
Other income, net	169,803	3%	180,833	3%

Income before income taxes	76,076	1%	206,200	4%
Provision for income taxes	(17,764)	−	(47,138)	(1)%

Net income	$58,312	1%	$159,062	3%

Operating revenues increased approximately $115 thousand, or 2%, for the first quarter of fiscal 2026 compared to the same period of fiscal 2025. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $238 thousand, or 10%, for the first quarter of fiscal 2026 compared to the same period of fiscal 2025. The increase was driven by the (i) addition of senior technology leadership, (ii) shifts in reporting structure to better align departmental accountability and facilitate more efficient delivery of technology products, and (iii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses increased approximately $29 thousand, or 1%, for the first quarter of fiscal 2026 compared to the same period of fiscal 2025. The increase is driven by an increase in professional fees, which the Company believes will be temporary.

Other income decreased approximately $11 thousand, or 6%, for the first quarter of fiscal 2026 compared to the same period of fiscal 2025. Short-term interest rate levels on institutional U.S. Government money market funds were lower in fiscal 2026 relative to fiscal 2025.

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

Index
Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. The Company anticipates that sales and marketing expenses will continue to increase in dollar amount and as a percentage of revenues into 2026 and future periods as the Company continues to expand its business on a worldwide basis. Further, the Company expects that product development expenses will also continue to increase in dollar amount and may increase as a percentage of revenues into 2026 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing subscribers, attract new subscribers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime, cybersecurity breaches, or Internet brownouts, (xi) uncertainties related to AI, (xii) the amount and timing of operating costs and capital expenditures relating to the Company’s business, operations and infrastructure, (xiii) governmental regulation and taxation policies, including undetermined state tax obligations, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty, (xvi) litigation costs or other unanticipated expenses, (xvii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating revenues and results are not necessarily meaningful and should not be relied on as an indication of future performance.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward-looking statements. Forward-looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund business operations and initiatives; capital expenditure; business strategies, plans and goals, including those related to marketing, expansion of our business; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; human resource management; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that the Company believes may affect our business. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, the Company operates in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can the Company assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The Company cautions you therefore against relying on these forward-looking statements. Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this report under sections captioned “Results of Operations,” and “Future Operations,” among others, as well as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company qualifies all of its forward-looking statements by these cautionary statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Index
Item 4.
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

Index
PART II. OTHER INFORMATION

Item 5.
Other Information.

During the first quarter of 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.
Exhibits.

10.1	Separation Agreement between David Reiner and the Company dated March 19, 2026 (incorporated by reference from Form 8-K/A filed April 1, 2026)#
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Management compensatory arrangement

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: May 12, 2026	By:	/s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer