Form 10-Q/A
period 2025-09-30
CREDITRISKMONITOR COM INC
filed 2026-08-19
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

The Company’s common stock is traded on the OTCQX Tier of OTC Markets. There were 10,767,501 shares of common stock $.01 par value outstanding as of August 19, 2026.

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

EXPLANATORY NOTE

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2026, the audit committee of the Company’s board of directors on August 3, 2026 concluded that (a) the Company’s previously issued unaudited condensed financial statements as of and for the quarterly periods ended (i) June 30, 2025, (ii) September 30, 2025 and 2024, and (iii) March 31, 2026 and 2025, and (b) the Company’s previously issued audited financial statements as of and for the fiscal years ended December 31, 2025 and 2024 (collectively, the “Affected Periods”), filed with the Securities and Exchange Commission (the “SEC”) in the respective Quarterly Reports on Form 10-Q for such quarterly periods and in the Annual Report on Form 10-K for such fiscal year and included in any reports, related earnings releases, or similar communications of the Company’s financial results, should no longer be relied upon and require restatement (the “Restatement”).

The Company’s management made this determination following a nexus study conducted with an external tax advisor, after which the Company determined it had economic and physical nexus in state and local jurisdictions where it historically had not been collecting and remitting sales and use tax and filing income taxes. As a result of the nexus study, the Company concluded it had a sales and use tax liability and income tax liability related to prior periods. The Company is pursuing Voluntary Disclosure Agreements (“VDAs”) to address this liability, and is in various stages of review, submission, acceptance, and payment with each state impacted. In connection with the foregoing, the Company also identified a material weakness in the Company’s internal control over financial reporting and disclosure controls and procedures related to the identification, monitoring, and evaluation of state and local tax nexus requirements, as further described in Item 4 of Part 1 of this Quarterly Report on Form 10-Q/A. The Company has subsequently engaged an independent third-party provider of automated sales tax solutions to support compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence.

CREDITRISKMONITOR.COM, INC.

Index

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements

 CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
	(Unaudited and As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,918,389	$6,674,473
Held-to-maturity securities	6,098,773	2,467,475
Accounts receivable, net of allowance for credit losses of $30,000	2,976,665	3,631,018
Other current assets	899,739	929,512

Total current assets	16,893,566	13,702,478

Held-to-maturity securities	6,481,000	8,758,000
Property and equipment, net	432,033	497,560
Operating lease right-of-use asset, net	105,777	-
Goodwill	1,954,460	1,954,460

Total assets	$25,866,836	$24,912,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,894,478	$10,886,860
Accounts payable	191,625	319,717
Operating lease liability, current portion	30,024	-
Accrued expenses	3,724,456	3,191,519

Total current liabilities	14,840,583	14,398,096

Deferred taxes on income, net	207,308	207,308
Unexpired subscription revenue, less current portion	164,508	151,474
Operating lease liability, less current portion	75,753	-

Total liabilities	15,288,152	14,756,878

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,767,501 and 10,722,401 shares, respectively	107,675	107,224
Additional paid-in capital	30,276,443	30,106,731
Accumulated deficit	(19,805,434)	(20,058,335)

Total stockholders’ equity	10,578,684	10,155,620

Total liabilities and stockholders’ equity	$25,866,836	$24,912,498

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	2025	2024
	(As Restated)	(As Restated)

Operating revenues	$5,094,736	$5,009,370

Operating expenses:
Data and product costs	2,191,789	2,205,871
Selling, general and administrative expenses	2,808,281	2,391,372
Depreciation and amortization	78,336	97,513

Total operating expenses	5,078,406	4,694,756

Income from operations	16,330	314,614
Other income, net	164,256	249,185

Income before income taxes	180,586	563,799
Provision for income taxes	(55,317)	(176,650)

Net income	$125,269	$387,149

Net income per share – Basic and diluted	$0.01	$0.04

Weighted average number of common shares outstanding
Basic	10,767,501	10,722,401
Diluted	10,848,607	10,770,383

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	2025	2024
	(As Restated)	(As Restated)

Operating revenues	$15,025,690	$14,751,845

Operating expenses:
Data and product costs	6,669,223	6,566,750
Selling, general and administrative expenses	8,178,708	7,902,669
Depreciation and amortization	281,100	291,576

Total operating expenses	15,129,031	14,760,995

Loss from operations	(103,341)	(9,150)
Other income, net	475,921	619,800

Income before income taxes	372,580	610,650
Provision for income taxes	(119,679)	(279,838)

Net income	$252,901	$330,812

Net income per share – Basic and diluted	$0.02	$0.03

Weighted average number of common shares outstanding
Basic	10,767,501	10,722,401
Diluted	10,852,979	10,764,587

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (As Restated)
	Common Stock
	Shares	Amount

Balance July 1, 2024	10,722,401	$107,224	$30,055,386	$(21,421,265)	$8,741,345

Net income	-	-	-	387,149	387,149
Stock-based compensation	-	-	26,279	-	26,279

Balance September 30, 2024	10,722,401	$107,224	$30,081,665	$(21,034,116)	$9,154,773

Balance July 1, 2025	10,767,501	$107,675	$30,253,683	$(19,930,703)	$10,430,655

Net income	-	-	-	125,269	125,269
Stock-based compensation	-	-	22,760	-	22,760

Balance September 30, 2025	10,767,501	$107,675	$30,276,443	$(19,805,434)	$10,578,684

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (As Restated)
	Common Stock
	Shares	Amount

Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(21,364,928)	$8,750,069

Net income	-	-	-	330,812	330,812
Stock-based compensation	-	-	73,892	-	73,892

Balance September 30, 2024	10,722,401	$107,224	$30,081,665	$(21,034,116)	$9,154,773

Balance January 1, 2025	10,722,401	$107,224	$30,106,731	$(20,058,335)	$10,155,620

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	252,901	252,901
Stock-based compensation	-	-	73,228	-	73,228

Balance September 30, 2025	10,767,501	$107,675	$30,276,443	$(19,805,434)	$10,578,684

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	2025	2024
	(As Restated)	(As Restated)

Cash flows from operating activities:
Net income	$252,901	$330,812
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond discount	(131,190)	(146,697)
Depreciation and amortization	281,100	291,576
Operating lease right-of-use asset, net	-	2,494
Stock-based compensation	73,228	73,892
Changes in operating assets and liabilities:
Accounts receivable, net	654,353	375,116
Other current assets	29,773	(127,557)
Unexpired subscription revenue	20,652	709,902
Accounts payable	(128,092)	(69,066)
Accrued expenses	532,937	768,982

Net cash provided by operating activities	1,585,662	2,209,454

Cash flows from investing activities:
Proceeds from held-to-maturity securities	2,695,000	2,850,000
Purchase of held-to-maturity securities	(3,918,108)	(7,898,319)
Purchase of property and equipment	(215,573)	(278,039)

Net cash used in investing activities	(1,438,681)	(5,326,358)

Cash flows from financing activities:
Proceeds from exercise of stock options	96,935	-

Net cash provided by financing activities	96,935	-

Net increase (decrease) in cash and cash equivalents	243,916	(3,116,904)
Cash and cash equivalents at beginning of period	6,674,473	11,004,937

Cash and cash equivalents at end of period	$6,918,389	$7,888,033

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed financial statements reflect all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended December 31, 2024 and Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

(2) Restatement of Previously Issued Financial Statements

In connection with a nexus study conducted with an external tax advisor, the Company’s management identified errors in previously issued financial statements. Management prepared a quantitative and qualitative analysis of the errors described below, in accordance with the SEC Staff's Accounting Bulletin ("SAB") Nos. 99 Materiality and No. 108, Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded the aggregate impact of all the errors is material to the Company's previously reported financial statements as of and for the three and nine months ended September 30, 2025 and 2024. As a result, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2025 and 2024, as previously reported in its Form 10-Q.

The accompanying condensed financial statements as of and for the three and nine months ended September 30, 2025 and 2024 have been restated from amounts previously reported. The restated classification and reported values of the errors noted from the nexus study are included in the condensed financial statements herein. The Company has also restated related amounts within the accompanying footnotes to the condensed financial statements to conform to the corrected amounts in the condensed financial statements.

Description of Restatement Errors

Based on a nexus study, the Company determined that it had economic and physical nexus in state and local jurisdictions where it historically had not been collecting and remitting sales and use tax and filing income taxes. As a result, the Company concluded that it had a historical state sales and use tax liability and income tax liability related to prior periods. The Company subsequently pursued Voluntary Disclosure Agreements (“VDAs”) to address this liability and to mitigate future exposure based on counsel of its tax advisor.

Index
The liability includes an estimate for each state, to account for any interest that is due on the base tax amount owed. The error resulted in an understatement of accrued expenses for state and local sales tax and income tax, including related interest in the previously issued financial statements as of and for the three and nine months ended September 30, 2025 and 2024. As a result of correcting this liability, selling, general and administrative expenses; income tax expense; and interest expense were increased in the affected periods. The underlying sales tax obligations are appropriately recognized and the Company is in various stages of VDA review, submission, acceptance and payment with the states impacted. The Company has subsequently engaged an independent third-party provider of automated sales tax solutions to support with compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence.

Financial Statements - Restatement Reconciliation Tables

In accordance with Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, the Company has corrected this error by restating previously issued financial statements.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods indicated. The amounts in the "As Restated" columns are the updated amounts including the impacts from the restatement. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.

Balance Sheet – as of December 31, 2024:

	As Previously Reported	Adjustment	As Restated

Accrued expenses	$1,931,281	$1,260,238	$3,191,519
Total current liabilities	13,137,858	1,260,238	14,398,096
Deferred tax liabilities, net	481,420	(274,112)	207,308
Total liabilities	13,770,752	986,126	14,756,878

Accumulated deficit	(19,072,209)	(986,126)	(20,058,335)
Total stockholders’ equity	$11,141,746	$(986,126)	$10,155,620

Balance Sheet – as of September 30, 2025:

	As Previously Reported	Adjustment	As Restated

Accrued expenses	$2,083,662	$1,640,794	$3,724,456
Total current liabilities	13,199,789	1,640,794	14,840,583
Deferred tax liabilities, net	481,420	(274,112)	207,308
Total liabilities	13,921,470	1,366,682	15,288,152

Accumulated deficit	(18,438,752)	(1,366,682)	(19,805,434)
Total stockholders’ equity	$11,945,366	$(1,366,682)	$10,578,684

Index
Statement of Operations – Three Months Ended September 30, 2025:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$2,697,192	$111,089	$2,808,281
Total operating expenses	4,967,317	111,089	5,078,406
Income from operations	127,419	(111,089)	16,330
Other income, net	193,222	(28,966)	164,256
Income before income taxes	320,641	(140,055)	180,586
Provision for income taxes	(75,773)	20,456	(55,317)
Net income	244,868	(119,599)	125,269

Net income per share – Basic and diluted	$0.02	$(0.01)	$0.01

Statement of Operations – Three Months Ended September 30, 2024:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$2,256,732	$134,640	$2,391,372
Total operating expenses	4,560,116	134,640	4,694,756
Income from operations	449,254	(134,640)	314,614
Other income, net	267,092	(17,907)	249,185
Income before income taxes	716,346	(152,547)	563,799
Provision for income taxes	(164,764)	(11,886)	(176,650)
Net income	551,582	(164,433)	387,149

Net income per share – Basic and diluted	$0.05	$(0.01)	$0.04

Statement of Operations – Nine Months Ended September 30, 2025:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$7,801,311	$377,397	$8,178,708
Total operating expenses	14,751,634	377,397	15,129,031
Income (loss) from operations	274,056	(377,397)	(103,341)
Other income, net	553,739	(77,818)	475,921
Income before income taxes	827,795	(455,215)	372,580
Provision for income taxes	(194,338)	74,659	(119,679)
Net income	633,457	(380,556)	252,901

Net income per share – Basic and diluted	$0.06	$(0.04)	$0.02

Index
Statement of Operations – Nine Months Ended September 30, 2024:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$7,505,751	$396,918	$7,902,669
Total operating expenses	14,364,077	396,918	14,760,995
Income (loss) from operations	387,768	(396,918)	(9,150)
Other income, net	664,587	(44,787)	619,800
Income before income taxes	1,052,355	(441,705)	610,650
Provision for income taxes	(244,180)	(35,658)	(279,838)
Net income	808,175	(477,363)	330,812

Net income per share – Basic and diluted	$0.08	$(0.05)	$0.03

Statements of Stockholders' Equity – Three Months Ended September 30, 2025:

	As Previously Reported	Adjustment	As Restated

Balance as of July 1, 2025
Accumulated deficit	$(18,683,620)	$(1,247,083)	$(19,930,703)
Total stockholders’ equity	11,677,738	(1,247,083)	10,430,655

Balance as of September 30, 2025
Accumulated deficit	$(18,438,752)	$(1,366,682)	$(19,805,434)
Total stockholders’ equity	11,945,366	(1,366,682)	10,578,684

Statements of Stockholders' Equity – Three Months Ended September 30, 2024:

	As Previously Reported	Adjustment	As Restated

Balance as of July 1, 2024
Accumulated deficit	$(20,490,518)	$(930,747)	$(21,421,265)
Total stockholders’ equity	9,672,092	(930,747)	8,741,345

Balance as of September 30, 2024
Accumulated deficit	$(19,938,936)	$(1,095,180)	$(21,034,116)
Total stockholders’ equity	10,249,953	(1,095,180)	9,154,773

Statements of Stockholders' Equity – Nine Months Ended September 30, 2025:

	As Previously Reported	Adjustment	As Restated

Balance as of January 1, 2025
Accumulated deficit	$(19,072,209)	$(986,126)	$(20,058,335)
Total stockholders’ equity	11,141,746	(986,126)	10,155,620

Balance as of September 30, 2025
Accumulated deficit	$(18,438,752)	$(1,366,682)	$(19,805,434)
Total stockholders’ equity	11,945,366	(1,366,682)	10,578,684

Index
Statements of Stockholders' Equity – Nine Months Ended September 30, 2024:

	As Previously Reported	Adjustment	As Restated

Balance as of January 1, 2024
Accumulated deficit	$(20,747,111)	$(617,817)	$(21,364,928)
Total stockholders’ equity	9,367,886	(617,817)	8,750,069

Balance as of September 30, 2024
Accumulated deficit	$(19,938,936)	$(1,095,180)	$(21,034,116)
Total stockholders’ equity	10,249,953	(1,095,180)	9,154,773

Statements of Cash Flows – Nine Months Ended September 30, 2025:

	As Previously Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income	$633,457	$(380,556)	$252,901

Changes in operating assets and liabilities:
Accrued expenses	152,381	380,556	532,937

Statements of Cash Flows – Nine Months Ended September 30, 2024:

	As Previously Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income	$808,175	$(477,363)	$330,812

Changes in operating assets and liabilities:
Accrued expenses	291,619	477,363	768,982

(3) Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted ASU 2023-07 on January 1, 2024 and the adoption of this update did not have a significant impact on the Company's financial statements (see Note 10).

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
(4) Revenue Recognition

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

(5) Stockholders’ Equity

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

(6) Fair Value Measurements

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

Index
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

(7) Marketable Securities

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

Index
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

(8) Net Income per Share

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

(9) Commitments and Contingencies

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

Index
(10) Segment Reporting

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

	3 Months Ended September 30,		9 Months Ended September 30,
	2025	2024	2025	2024
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Segment operating revenues	$5,094,736	$5,009,370	$15,025,690	$14,751,845

Less:
Significant segment expenses
Data and product costs
Employee expenses	1,340,869	1,388,724	4,232,159	4,230,657
Data feed expenses	553,166	493,249	1,605,034	1,466,307
Hosting and computer services expenses	100,794	78,107	246,034	187,858
Other data and product costs	196,960	245,791	585,996	681,928
Data and product costs subtotal	2,191,789	2,205,871	6,669,223	6,566,750

Selling, general and administrative expenses
Employee expenses	1,983,938	1,700,470	5,830,985	5,723,720
Professional fee expenses	326,141	157,442	634,688	474,926
Marketing expenses (1)	187,058	201,498	598,912	687,419
Occupancy expenses (2)	47,745	104,639	271,783	320,943
Other general and administrative expenses	263,399	227,323	842,340	695,661
Selling, general and administrative expenses subtotal	2,808,281	2,391,372	8,178,708	7,902,669

Other significant segment items
Depreciation and amortization	78,336	97,513	281,100	291,576
Other (income), net	(164,256)	(249,185)	(475,921)	(619,800)
Provision for income taxes	55,317	176,650	119,679	279,838

Segment net income	$125,269	$387,149	$252,901	$330,812

(1) Marketing expenses include vendors, trade show conferences, and promotional materials.
(2) Occupancy expenses include rent, utilities, repairs, and office supplies.

(11) Supplemental Disclosures of Noncash Investing and Financing Activities

For the nine months ended September 30, 2025, there was a noncash transfer of operating lease right-of-use assets obtained in exchange for lease liabilities in the amount of $114,463.

Index
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements.” For further detail regarding the restatement, see “Explanatory Note” and “Item 4. Controls and Procedures.”

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

Financial Condition, Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
	(As Restated)	(As Restated)
Cash and cash equivalents	$6,918	$6,674
Held-to-maturity securities, current	$6,099	$2,467
Accounts receivable, net	$2,977	$3,631
Working capital	$2,053	$(696)
Cash ratio	0.47	0.46
Quick ratio	1.08	0.89
Current ratio	1.14	0.95

Held-to-maturity securities, non-current	$6,481	$8,758

As of September 30, 2025, the Company had approximately $6.9 million in cash and cash equivalents, an increase of approximately $244 thousand from December 31, 2024. The Company had approximately $12.6 million in total held-to-maturity assets (current and non-current) comprised of U.S. Treasury securities as compared to approximately $11.2 million as of December 31, 2024.

The main component of current liabilities as of September 30, 2025 was unexpired subscription revenue of approximately $10.9 million, which should not require significant future cash outlay as this is annual recurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Index
Results of Operations

	3 Months Ended September 30,

	2025 (As Restated)		2024 (As Restated)
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$5,094,736	100%	$5,009,370	100%

Operating expenses:
Data and product costs	2,191,789	43%	2,205,871	44%
Selling, general and administrative expenses	2,808,281	55%	2,391,372	48%
Depreciation and amortization	78,336	2%	97,513	2%
Total operating expenses	5,078,406	100%	4,694,756	94%

Income from operations	16,330	0%	314,614	6%
Other income, net	164,256	3%	249,185	5%

Income before income taxes	180,586	3%	563,799	11%
Provision for income taxes	(55,317)	(1)%	(176,650)	(4)%

Net income	$125,269	2%	$387,149	7%

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

Selling, general and administrative expenses reflect an increase in both the third quarter of fiscal 2025 and 2024 due to recording sales tax in prior periods. Overall, selling, general and administrative expenses increased approximately $417 thousand, or 17%, for the third quarter of fiscal 2025 compared to the same period of fiscal 2024. This increase aligns with the Company’s growth strategy, driven by the (i) implementation of a new Customer Relationship Management platform, (ii) revamped client services model, and (iii) expansion of the sales teams. The Company expects some of these increased expenses associated with (i) and (ii) to subside over time as these changes take root and redundancies are eliminated.

Other income reflects a decrease in both the third quarter of fiscal 2025 and 2024 due to interest expense associated with recording sales tax and income tax in prior periods. Overall, other income decreased approximately $85 thousand, or 34%, for the third quarter of fiscal 2025 compared to the same period of fiscal 2024. Short-term interest rate levels on institutional money market funds are lower in the third quarter of fiscal 2025, relative to the third quarter of fiscal 2024. Accordingly, management believes the decision to invest in U.S. Treasury security holdings with maturities ranging from 19 to 25 months, from date of purchase, reflected prudent risk management.

Index

	9 Months Ended September 30,

	2025 (As Restated)		2024 (As Restated)
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$15,025,690	100%	$14,751,845	100%

Operating expenses:
Data and product costs	6,669,223	44%	6,566,750	44%
Selling, general and administrative expenses	8,178,708	54%	7,902,669	54%
Depreciation and amortization	281,100	2%	291,576	2%
Total operating expenses	15,129,031	100%	14,760,995	100%

Loss from operations	(103,341)	0%	(9,150)	(0)%
Other income, net	475,921	3%	619,800	4%

Income before income taxes	372,580	3%	610,650	3%
Provision for income taxes	(119,679)	(1)%	(279,838)	(2)%

Net income	$252,901	2%	$330,812	1%

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

Selling, general and administrative expenses reflect an increase in both the nine months ended September 30, 2025 and 2024 due to recording sales tax in prior periods. Overall, selling, general and administrative expenses increased approximately $276 thousand, or 3%, for the nine months ended September 30, 2025 compared to the same period of fiscal 2024. This increase aligns with the Company’s growth strategy, driven by (i) the implementation of a new Customer Relationship Management platform, (ii) revamped client services model, and (iii) targeted expansion of the sales teams. The Company expects some of these increased expenses associated with (i) and (ii) to subside over time as these changes take root and redundancies are eliminated.

Other income reflects a decrease in both the nine months ended September 30, 2025 and 2024 due to interest expense associated with recording sales tax and income tax in prior periods. Overall, other income decreased approximately $144 thousand, or 23%, for the nine months ended September 30, 2025 compared to the same period of fiscal 2024. Short-term interest rate levels on institutional money market funds are lower during the nine months ended September 30, 2025 relative to fiscal 2024. Accordingly, management believes the decision to invest in U.S. Treasury security holdings with maturities ranging from 19 to 25 months, from date of purchase, reflected prudent risk management.

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

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing subscribers, attract new subscribers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain gross margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime, cybersecurity breaches, or Internet brownouts, (xi) the amount and timing of operating costs and capital expenditures relating to the Company’s business, operations and infrastructure, (xii) governmental regulation and taxation policies, including undetermined state tax obligations and their settlement and resolution, (xiii) disruptions in service by common carriers due to strikes or otherwise, (xiv) risks of fire or other casualty, (xv) litigation costs or other unanticipated expenses, (xvi) interest rate risks and inflationary pressures, and (xvii) general economic conditions and economic conditions specific to the Internet and online commerce.

Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating revenues and results are not necessarily meaningful and should not be relied on as an indication of future performance.

Index
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward-looking statements. Forward-looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund business operations and initiatives; capital expenditure; business strategies, plans and goals, including those related to marketing, expansion of our business; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that the Company believes may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, the Company operates in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can the Company assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. The Company cautions you therefore against relying on these forward-looking statements. Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this report under sections captioned “Results of Operations,” and “Future Operations,” among others, as well as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company qualifies all of its forward-looking statements by these cautionary statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Index
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures (restated)

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that all material information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to a material weakness, as further described below.

Material Weakness in Internal Control Over Financial Reporting (restated)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 6, 2026, following a nexus study conducted with an external tax advisor, the Company determined it had economic and physical nexus in state and local jurisdictions where it historically had not been collecting and remitting sales and use tax and filing income taxes. In connection with the foregoing, the Company identified a material weakness in the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting and disclosure controls and procedures related to the identification, monitoring, and evaluation of state and local tax nexus requirements were ineffective.

Remediation Plan

The Company’s management has created a plan of remediation to address the material weakness. The Company is pursuing VDAs to mitigate future exposure based on counsel from its tax advisor. For each of the states impacted, the Company is in various stages of VDA process, including review, submission, acceptance and payment. In addition, the Company has engaged an independent third-party provider of automated sales tax solutions to support compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence, ensuring that the Company is aware of ensuing new jurisdictions that are approaching qualifying thresholds and subsequently supporting the registration, filing, and payment submission in those jurisdictions.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: August 19, 2026	By:	/s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer