Form 10-K/A
period 2025-12-31
CREDITRISKMONITOR COM INC
filed 2026-08-19
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

The Company’s management made this determination following a nexus study conducted with an external tax advisor, after which the Company determined it had economic and physical nexus in state and local jurisdictions where it historically had not been collecting and remitting sales and use tax and filing income taxes. As a result of the nexus study, the Company concluded it had a sales and use tax liability and income tax liability related to prior periods. The Company is pursuing Voluntary Disclosure Agreements (“VDAs”) to address this liability, and is in various stages of review, submission, acceptance, and payment with each state impacted. In connection with the foregoing, the Company also identified a material weakness in the Company’s internal control over financial reporting and disclosure controls and procedures related to the identification, monitoring, and evaluation of state and local tax nexus requirements, as further described in Item 9A. Controls and Procedures of this Annual Report on Form 10-K/A. The Company has subsequently engaged an independent third-party provider of automated sales tax solutions to support compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence.

2

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

ITEM 6.
RESERVED.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements.” For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Index
Financial Condition, Liquidity and Capital Resources

The following table sets forth selected financial information and statistics as of December 31, 2025 and 2024 (dollars in thousands):

	2025	2026
	(As Restated)	(As Restated)
Cash and cash equivalents	$6,248	$6,674
Held-to-maturity securities, current	$10,619	$2,467
Held-to-maturity securities, non-current	$1,997	$8,758
Accounts receivable, net	$3,787	$3,631
Working capital	$6,585	$(696)
Cash ratio	0.41	0.46
Quick ratio	1.36	0.89
Current ratio	1.43	0.95

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

Index
Results of Operations

	Year Ended December 31,
	2025 (As Restated)		2024 (As Restated)
	Amount	% of Total Revenue	Amount	% of Total Revenue

Operating revenues	$20,123,616	100%	$19,809,881	100%

Operating expenses:
Data and product costs	8,922,769	44%	8,621,851	44%
Selling, general and administrative expenses	10,770,293	54%	10,049,634	51%
Depreciation and amortization	349,966	2%	401,996	2%
Total operating expenses	20,043,028	100%	19,073,481	97%

Income from operations	80,588	0%	736,400	3%
Other income, net	636,714	3%	852,921	4%

Income before income taxes	717,302	3%	1,589,321	7%
Provision for income taxes	(206,141)	(1)%	(282,728)	(1)%
Net income	$511,161	2%	$1,306,593	6%

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

Selling, general and administrative expenses reflect an increase in both fiscal 2025 and 2024 due to recording sales tax in prior periods. Overall, selling, general and administrative expenses increased approximately $721 thousand, or 7%, for fiscal 2025 compared to fiscal 2024. This increase aligns with the Company’s growth strategy, driven by the (i) implementation of a new Customer Relationship Management platform, (ii) revamped client services model, and (iii) targeted expansion of the sales teams. The Company expects some of these increased expenses associated with (i) and (ii) to subside over time as these changes take root and redundancies are eliminated.

Other income reflects a decrease in both fiscal 2025 and 2024 due to interest expense associated with recording sales tax and income tax in prior periods. Overall, other income decreased approximately $216 thousand, or 25%, for fiscal 2025 compared to fiscal 2024. Short-term interest rate levels on institutional money market funds were lower in fiscal 2025 relative to fiscal 2024.

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

The Company expects to experience fluctuations in its future operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s operating results include, among others, (i) the Company’s ability to retain existing subscribers, attract new subscribers at a steady rate, and maintain customer satisfaction, (ii) the Company’s ability to maintain margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime, cybersecurity breaches, or Internet brownouts, (xi) uncertainties related to AI, (xii) the amount and timing of operating costs and capital expenditures relating to the Company’s business, operations and infrastructure, (xiii) governmental regulation and taxation policies, including undetermined state tax obligations and their settlement and resolution, (xiv) including undetermined state tax obligations, (xv) disruptions in service by common carriers due to strikes or otherwise, (xvi) risks of fire or other casualty, (xvii) litigation costs or other unanticipated expenses, (xviii) interest rate risks and inflationary pressures, and (xix) general economic conditions and economic conditions specific to the Internet and online commerce.

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

Recently Issued Accounting Standards

The information set forth under Note 3 to the financial statements under the caption “Recently Issued Accounting Standards” is incorporated herein by reference.

Index
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CreditRiskMonitor.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CreditRiskMonitor.com, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2025 and 2024 Financial Statements

As discussed in Note 2 to the financial statements, the 2025 and 2024 financial statements have been restated to correct a misstatement.

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
New York, New York

March 24, 2026
except for Notes 2, 8, 10, 12, and 14, as to which the date is August 19, 2026.

Index
CREDITRISKMONITOR.COM, INC.
BALANCE SHEETS
December 31, 2025 and 2024

	2025 (As Restated)	2024 (As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$6,248,223	$6,674,473
Held-to-maturity securities	10,618,881	2,467,475
Accounts receivable, net of allowance for credit losses of $30,000	3,786,681	3,631,018
Other current assets	1,131,686	929,512

Total current assets	21,785,471	13,702,478

Held-to-maturity securities	1,997,000	8,758,000
Property and equipment, net	415,859	497,560
Operating lease right-of-use asset, net	84,525	-
Goodwill	1,954,460	1,954,460
Deferred tax assets	58,709	-

Total assets	$26,296,024	$24,912,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,933,761	$10,886,860
Accounts payable	169,988	319,717
Operating lease liability	29,364	-
Accrued expenses	4,067,617	3,191,519

Total current liabilities	15,200,730	14,398,096

Deferred tax liabilities	-	207,308
Unexpired subscription revenue, less current portion	178,936	151,474
Operating lease liability, less current portion	55,161	-

Total liabilities	15,434,827	14,756,878

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 32,500,000 shares; issued and outstanding 10,767,501 and 10,722,401 shares, respectively	107,675	107,224
Additional paid-in capital	30,300,696	30,106,731
Accumulated deficit	(19,547,174)	(20,058,335)

Total stockholders’ equity	10,861,197	10,155,620

Total liabilities and stockholders’ equity	$26,296,024	$24,912,498

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2025 and 2024

	2025 (As Restated)	2024 (As Restated)

Operating revenues	$20,123,616	$19,809,881

Operating expenses:
Data and product costs	8,922,769	8,621,851
Selling, general and administrative expenses	10,770,293	10,049,634
Depreciation and amortization	349,966	401,996

Total operating expenses	20,043,028	19,073,481

Income from operations	80,588	736,400
Other income, net	636,714	852,921

Income before income taxes	717,302	1,589,321
Provision for income taxes	(206,141)	(282,728)

Net income	$511,161	$1,306,593

Net income per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (As Restated)
	Shares	Amount
Balance January 1, 2024	10,722,401	$107,224	$30,007,773	$(21,364,928)	$8,750,069

Net income	-	-	-	1,306,593	1,306,593
Stock-based compensation	-	-	98,958	-	98,958

Balance December 31, 2024	10,722,401	$107,224	$30,106,731	$(20,058,335)	$10,155,620

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	511,161	511,161
Stock-based compensation	-	-	97,481	-	97,481

Balance December 31, 2025	10,767,501	$107,675	$30,300,696	$(19,547,174)	$10,861,197

The accompanying notes are an integral part of these financial statements.

Index
CREDITRISKMONITOR.COM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025 and 2024

	2025 (As Restated)	2024 (As Restated)

Cash flows from operating activities:
Net income	$511,161	$1,306,593
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond discount	(167,298)	(206,859)
Depreciation and amortization	349,966	401,996
Operating lease right-of-use asset, net	-	1,670
Gain on lease remeasurement	-	(155,332)
Loss on disposal of property and equipment	-	36,792
Stock-based compensation	97,481	98,958
Deferred income taxes	(266,017)	(143,297)
Changes in operating assets and liabilities:
Accounts receivable, net	(155,663)	310,164
Other current assets	(202,174)	(140,790)
Other noncurrent assets	-	18,110
Unexpired subscription revenue	74,363	697,459
Accounts payable	(149,729)	177,761
Accrued expenses	876,098	468,683

Net cash provided by operating activities	968,188	2,871,908

Cash flows from investing activities:
Proceeds from held-to-maturity securities	2,695,000	3,572,000
Purchase of held-to-maturity securities	(3,918,108)	(10,395,658)
Purchase of property and equipment	(268,265)	(378,714)

Net cash used in investing activities	(1,491,373)	(7,202,372)

Cash flows from financing activities:
Proceeds from exercise of stock options	96,935	-

Net cash provided by financing activities	96,935	-

Net decrease in cash and cash equivalents	(426,250)	(4,330,464)
Cash and cash equivalents at beginning of year	6,674,473	11,004,937

Cash and cash equivalents at end of year	$6,248,223	$6,674,473

Supplemental disclosure of cash flow information:
Cash paid, net during the year for:
Income taxes	$380,600	$611,882

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with a nexus study conducted with an external tax advisor, the Company’s management identified errors in previously issued financial statements. Management prepared a quantitative and qualitative analysis of the errors described below, in accordance with the SEC Staff's Accounting Bulletin ("SAB") Nos. 99 Materiality and No. 108, Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded the aggregate impact of all the errors is material to the Company's previously reported financial statements as of and for the years ended December 31, 2025 and 2024. As a result, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of and for the years ended December 31, 2025 and 2024, as previously reported in its Form 10-K.

The accompanying financial statements as of and for the year ended December 31, 2025 and 2024 have been restated from amounts previously reported. The restated classification and reported values of the errors noted from the nexus study are included in the financial statements herein. The Company has also restated related amounts within the accompanying footnotes to the financial statements to conform to the corrected amounts in the financial statements.

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

The liability includes an estimate for each state, to account for any interest that is due on the base tax amount owed. The error resulted in an understatement of accrued expenses for state and local sales tax and income tax, including related interest in the previously issued financial statements as of and for the years ended December 31, 2025 and 2024. As a result of correcting this liability, selling, general and administrative expenses; income tax expense; and interest expense were increased in the affected periods. The underlying sales tax obligations are appropriately recognized and the Company is in various stages of VDA review, submission, acceptance and payment with the states impacted. The Company has subsequently engaged an independent third party provider of automated sales tax solutions to support with compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence.

Financial Statements - Restatement Reconciliation Tables

In accordance with Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, the Company has corrected this error by restating previously issued financial statements.

Index
The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods indicated. The amounts in the "As Restated" columns are the updated amounts including the impacts from the restatement. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.

Balance Sheet – as of December 31, 2025:

	As Previously Reported	Adjustment	As Restated

Deferred tax assets	$-	$58,709	$58,709
Total assets	26,237,315	58,709	26,296,024

Accrued expenses	2,160,366	1,907,251	4,067,617
Total current liabilities	13,293,479	1,907,251	15,200,730
Deferred tax liabilities	355,646	(355,646)	-
Total liabilities	13,883,222	1,551,605	15,434,827

Accumulated deficit	(18,054,278)	(1,492,896)	(19,547,174)
Total stockholders’ equity	$12,354,093	$(1,492,896)	$10,861,197

Balance Sheet – as of December 31, 2024:

	As Previously Reported	Adjustment	As Restated

Accrued expenses	$1,931,281	$1,260,238	$3,191,519
Total current liabilities	13,137,858	1,260,238	14,398,096
Deferred tax liabilities	481,420	(274,112)	207,308
Total liabilities	13,770,752	986,126	14,756,878

Accumulated deficit	(19,072,209)	(986,126)	(20,058,335)
Total stockholders’ equity	$11,141,746	$(986,126)	$10,155,620

Statement of Operations - Year Ended December 31, 2025:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$10,268,850	$501,443	$10,770,293
Total operating expenses	19,541,585	501,443	20,043,028
Income from operations	582,031	(501,443)	80,588
Other income, net	745,955	(109,241)	636,714
Income before income taxes	1,327,986	(610,684)	717,302
Provision for income taxes	(310,055)	103,914	(206,141)
Net income	1,017,931	(506,770)	511,161

Net income per share – Basic and diluted	$0.09	$(0.04)	$0.05

Index
Statement of Operations - Year Ended December 31, 2024:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$9,536,492	$513,142	$10,049,634
Total operating expenses	18,560,339	513,142	19,073,481
Income from operations	1,249,542	(513,142)	736,400
Other income, net	918,572	(65,651)	852,921
Income before income taxes	2,168,114	(578,793)	1,589,321
Provision for income taxes	(493,212)	210,484	(282,728)
Net income	1,674,902	(368,309)	1,306,593

Net income per share – Basic and diluted	$0.16	$(0.04)	$0.12

Statements of Stockholders' Equity – Years Ended December 31, 2024 and 2025:

	As Previously Reported	Adjustment	As Restated

Year Ended December 31, 2024
Accumulated deficit	$(19,072,209)	$(986,126)	$(20,058,335)
Total stockholders’ equity	11,141,746	(986,126)	10,155,620

Year Ended December 31, 2025
Accumulated deficit	$(18,054,278)	$(1,492,896)	$(19,547,174)
Total stockholders’ equity	12,354,093	(1,492,896)	10,861,197

No other components of stockholders' equity, including preferred stock, common stock and additional paid-in capital, were affected by this restatement.

Statements of Cash Flows – Years Ended December 31, 2024 and 2025:

	As Previously Reported	Adjustment	As Restated

Year Ended December 31, 2024
Cash flows from operating activities:
Net income	$1,674,902	$(368,309)	$1,306,593
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	130,815	(274,112)	(143,297)
Changes in operating assets and liabilities:
Accrued expenses	(173,738)	642,421	468,683

Year Ended December 31, 2025
Cash flows from operating activities:
Net income	$1,017,931	$(506,770)	$511,161
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(125,774)	(140,243)	(266,017)
Changes in operating assets and liabilities:
Accrued expenses	229,085	647,013	876,098

Index
The restatement had no effect on the total cash flows from operations, investing activities, or financing activities of the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which provides for improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025 and the adoption of this update did not have a significant impact on the Company’s financial statements (see Note 8).

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

Index
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

Index
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

Index
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

NOTE 4 - FAIR VALUE MEASUREMENTS

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

NOTE 5 - MARKETABLE SECURITIES

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

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2025 and 2024:

	2025	2024

Computer equipment and software	$1,230,949	$1,335,350
Furniture and fixtures	21,393	21,393
	1,252,342	1,356,743
Less accumulated depreciation and amortization	(836,483)	(859,183)

Property and equipment, net	$415,859	$497,560

NOTE 7 - OPERATING LEASE

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

Index
NOTE 8 - INCOME TAXES

Components of Income Tax Expense

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Current:
Federal	$423,465	$354,044
State	48,693	71,981
Total current	472,158	426,025
Deferred:
Federal	(256,941)	(131,108)
State	(9,076)	(12,189)
Total deferred	(266,017)	(143,297)

Income tax expense	$206,141	$282,728

Components of Effective Income Tax Rate

The actual income tax expense differs from the “expected” income tax expense (computed by applying the applicable U.S. federal corporate tax rate to income before income taxes) for the years ended December 31, 2025 and 2024, as follows:

	2025		2024
	Amount	Percent	Amount	Percent

Computed “expected” expense	$150,633	21.00%	$333,757	21.00%
Permanent differences	23,474	3.27%	22,432	1.41%
State and local income tax expense	8,406	1.17%	18,626	1.17%
State actual versus blended rate differences	(11,278)	(1.57)%	-	-%
VDA income tax	29,242	4.08%	47,545	3.00%
True-up of current taxes	55,762	7.77%	1,802	0.11%
True-up of deferred taxes	(50,098)	(6.98)%	(141,434)	(8.90)%

Income tax expense	$206,141	28.74%	$282,728	17.79%

Index
Components of Deferred Income Taxes

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Stock options	$26,495	$25,411
Accrued vacation	124,462	-
Allowance for credit losses	6,652	6,570
Net operating loss	6,730	5,613
Accrued income and sales tax VDAs	415,654	274,112
Total deferred tax assets	579,993	311,706

Deferred tax liabilities:
Goodwill	(433,342)	(428,036)
Property and equipment	(87,942)	(90,978)
Total deferred tax liabilities	(521,284)	(519,014)

Deferred tax assets (liabilities), net	$58,709	$(207,308)

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

NOTE 9 - COMMON STOCK AND STOCK OPTIONS

Common Stock

As of December 31, 2025 and 2024, there were 795,910 and 760,150 shares, respectively, of the Company’s authorized common stock reserved for issuance upon exercise of outstanding options under its stock option plan.

Index
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

Index
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

Index
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

Index
NOTE 10 - NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	2025 (As Restated)	2024 (As Restated)

Net income	$511,161	$1,306,593

Weighted average common shares outstanding – basic	10,756,257	10,722,401
Potential shares exercisable under stock option plans	281,492	279,726
Less: Shares which could be repurchased under treasury stock method	(198,988)	(219,505)
Weighted average common shares outstanding – diluted	10,838,761	10,782,622

Net income per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

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

Index
Segment Financial Information

	2025 (As Restated)	2024 (As Restated)
Segment operating revenues	$20,123,616	$19,809,881

Less: Significant segment expenses
Data and product costs
Employee expenses	5,663,035	5,476,111
Data feed expenses	2,123,907	1,955,210
Hosting and computer services expenses	359,449	239,101
Other data and product costs	776,378	951,429
Data and product costs subtotal	8,922,769	8,621,851

Selling, general and administrative expenses
Employee expenses	7,574,068	7,161,422
Professional fee expenses	1,039,262	647,884
Marketing expenses	764,351	844,939
Occupancy expenses	284,080	429,532
Other general and administrative expenses	1,108,532	965,857
Selling, general and administrative expenses subtotal	10,770,293	10,049,634

Other significant segment items
Depreciation and amortization	349,966	401,996
Other (income), net	(636,714)	(852,921)
Provision for income taxes	206,141	282,728

Segment net income	$511,161	$1,306,593

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES

For the year ended December 31, 2025, there was a noncash transfer of operating lease right-of-use assets obtained in exchange for lease liabilities in the amount of $114,463.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the restatement described in Note 2.

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

Remediation Plan

The Company’s management has created a plan of remediation to address the material weakness. The Company is pursuing VDAs to mitigate future exposure based on counsel a from its tax advisor. For each of the states impacted, the Company is in various stages of VDA process, including review, submission, acceptance and payment. In addition, the Company has engaged an independent third-party provider of automated sales tax solutions to support compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence, ensuring that the Company is aware of ensuing new jurisdictions that are approaching qualifying thresholds and subsequently supporting the registration, filing, and payment submission in those jurisdictions.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
(2) Represents the compensation expense of stock option awards for financial reporting purposes for the fiscal year under ASC 718, rather than an amount paid to or realized by the Named Executive Officer. See Note 9 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with ASC 718. The ASC 718 value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the ASC 718 amounts will ever be realized.

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

Index
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

(2) Represents the compensation expense of stock option awards for financial reporting purposes for the fiscal year under ASC 718, rather than an amount paid to or realized by the Director. See Note 9 of the Notes to Financial Statements for a discussion of the assumptions used in calculating the aggregate grant date fair value computed in accordance with ASC 718. The ASC 718 value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the ASC 718 amounts will ever be realized.

(3) On September 18, 2025, Lawrence Fensterstock was elected to serve as a non-employee director. On April 25, 2025, Brigitte Muehlmann had informed CreditRiskMonitor.com that she did not intend to stand for re-election to its Board of Directors.

Index
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

Index
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

CREDITRISKMONITOR.COM, INC.

(REGISTRANT)

Date: August 19, 2026	By: /s/ Jerome S. Flum
Jerome S. Flum
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 19, 2026	By: /s/ Michael I. Flum
Michael I. Flum
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 19, 2026	By: /s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer

Date: August 19, 2026	By: /s/ Lawrence Fensterstock
Lawrence Fensterstock
Director

Date: August 19, 2026	By: /s/ Lisa Reisman
Lisa Reisman
Director

Date: August 19, 2026	By: /s/ Joshua M. Flum
Joshua M. Flum
Director