Form 10-Q/A
period 2026-03-31
CREDITRISKMONITOR COM INC
filed 2026-08-19
CIK 315958

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

2

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
	(Unaudited and As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,715,460	$6,248,223
Held-to-maturity securities	11,680,204	10,618,881
Accounts receivable, net of allowance for credit losses of $30,000	3,210,317	3,786,681
Other current assets	1,098,287	1,131,686

Total current assets	21,704,268	21,785,471

Held-to-maturity securities	971,000	1,997,000
Property and equipment, net	442,746	415,859
Operating lease right-of-use asset, net	76,695	84,525
Goodwill	1,954,460	1,954,460
Deferred tax assets, net	58,709	58,709

Total assets	$25,207,878	$26,296,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,755,411	$10,933,761
Accounts payable	151,184	169,988
Operating lease liability	29,859	29,364
Accrued expenses	3,189,669	4,067,617

Total current liabilities	14,126,123	15,200,730

Unexpired subscription revenue, less current portion	200,379	178,936
Operating lease liability, less current portion	46,836	55,161

Total liabilities	14,373,338	15,434,827

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,767,501 shares	107,675	107,675
Additional paid-in capital	30,326,362	30,300,696
Accumulated deficit	(19,599,497)	(19,547,174)

Total stockholders’ equity	10,834,540	10,861,197

Total liabilities and stockholders’ equity	$25,207,878	$26,296,024

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	2026	2025
	(As Restated)	(As Restated)

Operating revenues	$4,986,878	$4,871,412

Operating expenses:
Data and product costs	2,520,905	2,283,374
Selling, general and administrative expenses	2,627,637	2,613,546
Depreciation and amortization	53,820	85,720

Total operating expenses	5,202,362	4,982,640

Loss from operations	(215,484)	(111,228)
Other income, net	140,674	157,867

(Loss) income before income taxes	(74,810)	46,639
Benefit (provision) for income taxes	22,487	(54,448)

Net loss	$(52,323)	$(7,809)

Net loss per share – Basic and diluted	$-	$-

Weighted average number of common shares outstanding
Basic	10,767,501	10,722,401
Diluted	10,767,501	10,722,401

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

					Total
			Additional	Accumulated	Shareholders'
	Common Stock		Paid-in	Deficit	Equity
	Shares	Amount	Capital	(As Restated)	(As Restated)

Balance January 1, 2025	10,722,401	$107,224	$30,106,731	$(20,058,335)	$10,155,620

Net loss	-	-	-	(7,809)	(7,809)
Stock-based compensation	-	-	27,285	-	27,285

Balance March 31, 2025	10,722,401	$107,224	$30,134,016	$(20,066,144)	$10,175,096

Balance January 1, 2026	10,767,501	$107,675	$30,300,696	$(19,547,174)	$10,861,197

Net loss	-	-	-	(52,323)	(52,323)
Stock-based compensation	-	-	25,666	-	25,666

Balance March 31, 2026	10,767,501	$107,675	$30,326,362	$(19,599,497)	$10,834,540

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	2026	2025
	(As Restated)	(As Restated)

Cash flows from operating activities:
Net loss	$(52,323)	$(7,809)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of bond discount	(35,323)	(53,499)
Depreciation and amortization	53,820	85,720
Stock-based compensation	25,666	27,285
Changes in operating assets and liabilities:
Accounts receivable, net	576,364	(265,932)
Other current assets	33,399	(127,090)
Unexpired subscription revenue	(156,907)	237,412
Accounts payable	(18,804)	(131,262)
Accrued expenses	(877,948)	(602,412)

Net cash used in operating activities	(452,056)	(837,587)

Cash flows from investing activities:
Proceeds from held-to-maturity securities	-	985,000
Purchase of held-to-maturity securities	-	(978,691)
Purchase of property and equipment	(80,707)	(6,000)

Net cash (used in) provided by investing activities	(80,707)	309

Net decrease in cash and cash equivalents	(532,763)	(837,278)
Cash and cash equivalents at beginning of period	6,248,223	6,674,473

Cash and cash equivalents at end of period	$5,715,460	$5,837,195

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

The December 31, 2025 condensed balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K/A.

(2) Restatement of Previously Issued Financial Statements

In connection with a nexus study conducted with an external tax advisor, the Company’s management identified errors in previously issued financial statements. Management prepared a quantitative and qualitative analysis of the errors described below, in accordance with the SEC Staff's Accounting Bulletin ("SAB") Nos. 99 Materiality and No. 108, Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded the aggregate impact of all the errors is material to the Company's previously reported financial statements as of and for the three months ended March 31, 2026 and 2025. As a result, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2026 and 2025, as previously reported in its Form 10-Q.

The accompanying condensed financial statements as of and for the three months ended March 31, 2026 and 2025 have been restated from amounts previously reported. The restated classification and reported values of the errors noted from the nexus study are included in the condensed financial statements herein. The Company has also restated related amounts within the accompanying footnotes to the condensed financial statements to conform to the corrected amounts in the condensed financial statements.

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

The liability includes an estimate for each state, to account for any interest that is due on the base tax amount owed. The error resulted in an understatement of accrued expenses for state and local sales tax and income tax, including related interest in the previously issued financial statements as of and for the three months ended March 31, 2026 and 2025. As a result of correcting this liability, selling, general and administrative expenses; income tax expense; and interest expense were increased in the affected periods. The underlying sales tax obligations are appropriately recognized and the Company is in various stages of VDA review, submission, acceptance and payment with the states impacted. The Company has subsequently engaged an independent third party provider of automated sales tax solutions to support with compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence.

Index
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

Balance Sheet – as of December 31, 2025:

	As Previously Reported	Adjustment	As Restated

Deferred tax assets, net	$—	$58,709	$58,709
Total assets	26,237,315	58,709	26,296,024

Accrued expenses	2,160,366	1,907,251	4,067,617
Total current liabilities	13,293,479	1,907,251	15,200,730
Deferred tax liabilities, net	355,646	(355,646)	-
Total liabilities	13,883,222	1,551,605	15,434,827

Accumulated deficit	(18,054,278)	(1,492,896)	(19,547,174)
Total stockholders’ equity	$12,354,093	$(1,492,896)	$10,861,197

Balance Sheet – as of March 31, 2026:

	As Previously Reported	Adjustment	As Restated

Deferred tax assets, net	$—	$58,709	$58,709
Total assets	25,149,169	58,709	25,207,878

Accrued expenses	1,171,783	2,017,886	3,189,669
Total current liabilities	12,108,237	2,017,886	14,126,123
Deferred tax liabilities, net	355,646	(355,646)	-
Total liabilities	12,711,098	1,662,240	14,373,338

Accumulated deficit	(17,995,966)	(1,603,531)	(19,599,497)
Total stockholders’ equity	$12,438,071	$(1,603,531)	$10,834,540

Statement of Operations – Three Months Ended March 31, 2026:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$2,505,880	$121,757	$2,627,637
Total operating expenses	5,080,605	121,757	5,202,362
Loss from operations	(93,727)	(121,757)	(215,484)
Other income, net	169,803	(29,129)	140,674
Income (loss) before income taxes	76,076	(150,886)	(74,810)
Benefit (provision) for income taxes	(17,764)	40,251	22,487
Net income (loss)	58,312	(110,635)	(52,323)

Net income (loss) per share – Basic and diluted	$0.01	$(0.01)	$-

Index
Statement of Operations – Three Months Ended March 31, 2025:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$2,476,951	$136,595	$2,613,546
Total operating expenses	4,846,045	136,595	4,982,640
Income from operations	25,367	(136,595)	(111,228)
Other income, net	180,833	(22,966)	157,867
Income before income taxes	206,200	(159,561)	46,639
Provision for income taxes	(47,138)	(7,310)	(54,448)
Net income (loss)	159,062	(166,871)	(7,809)

Net income (loss) per share – Basic and diluted	$0.01	$(0.01)	$-

Statements of Stockholders' Equity – Three Months Ended March 31, 2026:

	As Previously Reported	Adjustment	As Restated

Balance as of January 1, 2026
Accumulated deficit	$(18,054,278)	$(1,492,896)	$(19,547,174)
Total stockholders’ equity	12,354,093	(1,492,896)	10,861,197

Balance as of March 31, 2026
Accumulated deficit	$(17,995,966)	$(1,603,531)	$(19,599,497)
Total stockholders’ equity	12,438,071	(1,603,531)	10,834,540

No other components of stockholders' equity, including preferred stock, common stock and additional paid-in capital, were affected by this restatement.

Statements of Stockholders' Equity – Three Months Ended March 31, 2025:

	As Previously Reported	Adjustment	As Restated

Balance as of January 1, 2025
Accumulated deficit	$(19,072,209)	$(986,126)	$(20,058,335)
Total stockholders’ equity	11,141,746	(986,126)	10,155,620

Balance as of March 31, 2025
Accumulated deficit	$(18,913,147)	$(1,152,997)	$(20,066,144)
Total stockholders’ equity	11,328,093	(1,152,997)	10,175,096

No other components of stockholders' equity, including preferred stock, common stock and additional paid-in capital, were affected by this restatement.

Statements of Cash Flows – Three Months Ended March 31, 2026:

	As Previously Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income (loss)	$58,312	$(110,635)	$(52,323)

Changes in operating assets and liabilities:
Accrued expenses	(988,583)	110,635	(877,948)

Index
Statements of Cash Flows – Three Months Ended March 31, 2025:

	As Previously Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income (loss)	$159,062	$(166,871)	$(7,809)

Changes in operating assets and liabilities:
Accrued expenses	(769,283)	166,871	(602,412)

(3) Recently Issued Accounting Standards

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

(5) Stock-Based Compensation

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

Index
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

(8) Net Loss per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended March 31,
	2026	2025

Weighted average common shares outstanding – basic	10,767,501	10,722,401
Potential shares exercisable under stock option plans	−	−
Less: Shares which could be repurchased under treasury stock method	−	−

Weighted average common shares outstanding – diluted	10,767,501	10,722,401

For the three months ended March 31, 2026, diluted net loss per share is the same as basic net loss per share because the effect of potential common shares was anti-dilutive due to the net loss reported for the period.

For the three months ended March 31, 2025, diluted net loss per share is the same as basic net loss per share because the effect of potential common shares was anti-dilutive due to the net loss reported for the period.

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

Index

	3 Months Ended March 31,
	2026 (As Restated)	2025 (As Restated)

Segment operating revenues	$4,986,878	$4,871,412

Less: Significant segment expenses
Data and product costs
Employee expenses	1,700,701	1,498,114
Data feed expenses	522,623	534,901
Hosting and computer services expenses	150,198	58,714
Other data and product costs	147,383	191,645
Data and product costs subtotal	2,520,905	2,283,374

Selling, general and administrative expenses
Employee expenses	1,868,786	1,914,112
Professional fee expenses	331,945	103,106
Marketing expenses	168,954	208,791
Occupancy expenses (1)	10,183	110,344
Other general and administrative expenses	247,769	277,193
Selling, general and administrative expenses subtotal	2,627,637	2,613,546

Other significant segment items
Depreciation and amortization	53,820	85,720
Other (income), net	(140,674)	(157,867)
Provision (benefit) for income taxes	(22,487)	54,448

Segment net loss	$(52,323)	$(7,809)

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

Financial Condition, Liquidity and Capital Resources

The table below presents selected financial information and statistics as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31,	December 31,
	2026	2025
	(As Restated)	(As Restated)
Cash and cash equivalents	$5,715	$6,248
Held-to-maturity securities, current	$11,680	$10,619
Held-to-maturity securities, non-current	$971	$1,997
Accounts receivable, net	$3,210	$3,787
Working capital	$7,578	$6,585
Cash ratio	0.40	0.41
Quick ratio	1.46	1.36
Current ratio	1.54	1.43

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

Index
Results of Operations

	(Unaudited) 3 Months Ended March 31,

	2026 (As Restated)		2025 (As Restated)
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$4,986,878	100%	$4,871,412	100%

Operating expenses:
Data and product costs	2,520,905	51%	2,283,374	47%
Selling, general and administrative expenses	2,627,637	53%	2,613,546	54%
Depreciation and amortization	53,820	1%	85,720	2%
Total operating expenses	5,202,362	105%	4,982,640	103%

Loss from operations	(215,484)	(5)%	(111,228)	(3)%
Other income, net	140,674	3%	157,867	3%

(Loss) income before income taxes	(74,810)	(2)%	46,639	0%
Provision for income taxes	22,487	−	(54,448)	(1)%

Net loss	$(52,323)	(2)%	$(7,809)	(1)%

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

Selling, general and administrative expenses reflect an increase in the first quarter of fiscal 2026 and 2025 due to recording sales tax in prior periods. Overall, selling general and administrative expenses increased approximately $14 thousand, or 1%, for the first quarter of fiscal 2026 compared to the same period of fiscal 2025. The increase is driven by an increase in professional fees, which the Company believes will be temporary.

Other income reflects a decrease in the first quarter of fiscal 2026 and 2025 due to interest expense associated with recording sales tax and income tax in prior periods. Overall, other income decreased approximately $17 thousand, or 11%, for the first quarter of fiscal 2026 compared to the same period of fiscal 2025. Short-term interest rate levels on institutional U.S. Government money market funds were lower in fiscal 2026 relative to fiscal 2025.

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

The Company expects to experience fluctuations in its future quarterly operating results due to a variety of factors, some of which are outside the Company’s control. Factors that may adversely affect the Company’s quarterly operating results include, among others, (i) the Company’s ability to retain existing subscribers, attract new subscribers at a steady rate and maintain customer satisfaction, (ii) the Company’s ability to maintain margins in its existing business and in future product lines and markets, (iii) the development of new services and products by the Company and its competitors, (iv) price competition, (v) the Company’s ability to obtain products and services from its vendors, including information suppliers, on commercially reasonable terms, (vi) the Company’s ability to upgrade and develop its systems and infrastructure, and adapt to technological change, (vii) the Company’s ability to attract and retain personnel in a timely and effective manner, (viii) the Company’s ability to manage effectively its development of new business segments and markets, (ix) the Company’s ability to successfully manage the integration of operations and technology of acquisitions or other business combinations, (x) technical difficulties, system downtime, cybersecurity breaches, or Internet brownouts, (xi) uncertainties related to AI, (xii) the amount and timing of operating costs and capital expenditures relating to the Company’s business, operations and infrastructure, (xiii) governmental regulation and taxation policies, including undetermined state tax obligations and their settlement and resolution, (xiv) disruptions in service by common carriers due to strikes or otherwise, (xv) risks of fire or other casualty, (xvi) litigation costs or other unanticipated expenses, (xvii) interest rate risks and inflationary pressures, and (xviii) general economic conditions and economic conditions specific to the Internet and online commerce.

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