Form 10-Q
period 2026-06-30
CREDITRISKMONITOR COM INC
filed 2026-08-19
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

The Company’s management made this determination following a nexus study conducted with an external tax advisor, after which the Company determined it had economic and physical nexus in state and local jurisdictions where it historically had not been collecting and remitting sales and use tax and filing income taxes. As a result of the nexus study, the Company concluded it had a sales and use tax liability and income tax liability related to prior periods. The Company is pursuing Voluntary Disclosure Agreements (“VDAs”) to address this liability, and is in various stages of review, submission, acceptance, and payment with each state impacted. In connection with the foregoing, the Company also identified a material weakness in the Company’s internal control over financial reporting and disclosure controls and procedures related to the identification, monitoring, and evaluation of state and local tax nexus requirements, as further described in Item 4 of Part 1 of this Quarterly Report on Form 10-Q. The Company has subsequently engaged an independent third-party provider of automated sales tax solutions to support compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence.

CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2026 (Unaudited) AND DECEMBER 31, 2025 (As Restated)

	June 30, 2026	December 31, 2025
	(Unaudited)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,337,275	$6,248,223
Held-to-maturity securities	8,498,606	10,618,881
Accounts receivable, net of allowance for credit losses of $30,000	3,642,532	3,786,681
Other current assets	920,125	1,131,686

Total current assets	22,398,538	21,785,471

Held-to-maturity securities	971,000	1,997,000
Property and equipment, net	390,963	415,859
Operating lease right-of-use asset, net	68,732	84,525
Goodwill	1,954,460	1,954,460
Deferred tax assets, net	58,709	58,709

Total assets	$25,842,402	$26,296,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$11,244,709	$10,933,761
Accounts payable	193,509	169,988
Operating lease liability	30,363	29,364
Accrued expenses	3,806,121	4,067,617

Total current liabilities	15,274,702	15,200,730

Unexpired subscription revenue, less current portion	132,629	178,936
Operating lease liability, less current portion	38,369	55,161

Total liabilities	15,445,700	15,434,827

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,767,501 shares	107,675	107,675
Additional paid-in capital	30,363,313	30,300,696
Accumulated deficit	(20,074,286)	(19,547,174)

Total stockholders’ equity	10,396,702	10,861,197

Total liabilities and stockholders’ equity	$25,842,402	$26,296,024

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2026 (Unaudited) and 2025 (As Restated)

	2026	2025
	(Unaudited)	(As Restated)

Operating revenues	$5,166,174	$5,059,542

Operating expenses:
Data and product costs	2,733,543	2,194,060
Selling, general and administrative expenses	3,044,796	2,756,881
Depreciation and amortization	51,782	117,044

Total operating expenses	5,830,121	5,067,985

Loss from operations	(663,947)	(8,443)
Other income, net	139,034	153,798

(Loss) income before income taxes	(524,913)	145,355
Benefit (provision) for income taxes	50,124	(9,914)

Net (loss) income	$(474,789)	$135,441

Net (loss) income per share – Basic and diluted	$(0.04)	$0.01

Weighted average number of common shares outstanding
Basic	10,767,501	10,767,501
Diluted	10,767,501	10,853,074

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 (Unaudited) and 2025 (As Restated)

	2026	2025
	(Unaudited)	(As Restated)

Operating revenues	$10,153,052	$9,930,955

Operating expenses:
Data and product costs	5,254,448	4,477,434
Selling, general and administrative expenses	5,672,433	5,370,427
Depreciation and amortization	105,602	202,764

Total operating expenses	11,032,483	10,050,625

Loss from operations	(879,431)	(119,670)
Other income, net	279,708	311,664

(Loss) income before income taxes	(599,723)	191,994
Benefit (provision) for income taxes	72,611	(64,362)

Net (loss) income	$(527,112)	$127,632

Net (loss) income per share – Basic and diluted	$(0.05)	$0.01

Weighted average number of common shares outstanding
Basic	10,767,501	10,744,826
Diluted	10,767,501	10,843,170

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2026 (Unaudited) AND 2025 (As Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount

Balance April 1, 2025	10,722,401	$107,224	$30,134,016	$(20,066,144)	$10,175,096

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	135,441	135,441
Stock-based compensation	-	-	23,183	-	23,183

Balance June 30, 2025	10,767,501	$107,675	$30,253,683	$(19,930,703)	$10,430,655

Balance April 1, 2026	10,767,501	$107,675	$30,326,362	$(19,599,497)	$10,834,540

Net loss	-	-	-	(474,789)	(474,789)
Stock-based compensation	-	-	36,951	-	36,951

Balance June 30, 2026	10,767,501	$107,675	$30,363,313	$(20,074,286)	$10,396,702

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026 (Unaudited) AND 2025 (As Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount

Balance January 1, 2025	10,722,401	$107,224	$30,106,731	$(20,058,335)	$10,155,620

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	127,632	127,632
Stock-based compensation	-	-	50,468	-	50,468

Balance June 30, 2025	10,767,501	$107,675	$30,253,683	$(19,930,703)	$10,430,655

Balance January 1, 2026	10,767,501	$107,675	$30,300,696	$(19,547,174)	$10,861,197

Net loss	-	-	-	(527,112)	(527,112)
Stock-based compensation	-	-	62,617	-	62,617

Balance June 30, 2026	10,767,501	$107,675	$30,363,313	$(20,074,286)	$10,396,702

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 (Unaudited) and 2025 (As Restated)

	2026	2025
	(Unaudited)	(As Restated)

Cash flows from operating activities:
Net (loss) income	$(527,112)	$127,632
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of bond discount	(61,724)	(94,066)
Depreciation and amortization	105,602	202,764
Stock-based compensation	62,617	50,468
Changes in operating assets and liabilities:
Accounts receivable, net	144,149	(1,083,584)
Other current assets	211,561	20,879
Unexpired subscription revenue	264,641	1,041,958
Accounts payable	23,521	(100,407)
Accrued expenses	(261,496)	(2,677)

Net cash (used in) provided by operating activities	(38,241)	162,967

Cash flows from investing activities:
Proceeds from held-to-maturity securities	3,208,000	1,995,000
Purchase of held-to-maturity securities	-	(2,936,262)
Purchase of property and equipment	(80,707)	(214,231)

Net cash provided by (used in) investing activities	3,127,293	(1,155,493)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	96,935

Net cash provided by financing activities	-	96,935

Net increase (decrease) in cash and cash equivalents	3,089,052	(895,591)
Cash and cash equivalents at beginning of period	6,248,223	6,674,473

Cash and cash equivalents at end of period	$9,337,275	$5,778,882

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

The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for an entire fiscal year.

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

(2) Restatement of Previously Issued Financial Statements

In connection with a nexus study conducted with an external tax advisor, the Company’s management identified errors in previously issued financial statements. Management prepared a quantitative and qualitative analysis of the errors described below, in accordance with the SEC Staff's Accounting Bulletin ("SAB") Nos. 99 Materiality and No. 108, Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded the aggregate impact of all the errors is material to the Company's previously reported financial statements as of and for the three and six months ended June 30, 2025. As a result, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2025, as previously reported in its Form 10-Q.

The accompanying condensed financial statements as of and for the three and six months ended June 30, 2025 have been restated from amounts previously reported. The restated classification and reported values of the errors noted from the nexus study are included in the condensed financial statements herein. The Company has also restated related amounts within the accompanying footnotes to the condensed financial statements to conform to the corrected amounts in the condensed financial statements.

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

The liability includes an estimate for each state, to account for any interest that is due on the base tax amount owed. The error resulted in an understatement of accrued expenses for state and local sales tax and income tax, including related interest in the previously issued financial statements as of and for the three and six months ended June 30, 2025. As a result of correcting this liability, selling, general and administrative expenses; income tax expense; and interest expense were increased in the affected periods. The underlying sales tax obligations are appropriately recognized and the Company is in various stages of VDA review, submission, acceptance and payment with the states impacted. The Company has subsequently engaged an independent third-party provider of automated sales tax solutions to support with compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence.

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

Balance Sheet – as of December 31, 2025:

	As Previously Reported	Adjustment	As Restated

Deferred tax assets, net	$-	$58,709	$58,709
Total assets	26,237,315	58,709	26,296,024

Accrued expenses	2,160,366	1,907,251	4,067,617
Total current liabilities	13,293,479	1,907,251	15,200,730
Deferred tax liabilities, net	355,646	(355,646)	-
Total liabilities	13,883,222	1,551,605	15,434,827

Accumulated deficit	(18,054,278)	(1,492,896)	(19,547,174)
Total stockholders’ equity	$12,354,093	$(1,492,896)	$10,861,197

Statement of Operations – Three Months Ended June 30, 2025:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$2,627,168	$129,713	$2,756,881
Total operating expenses	4,938,272	129,713	5,067,985
Income from operations	121,270	(129,713)	(8,443)
Other income, net	179,684	(25,886)	153,798
Income before income taxes	300,954	(155,599)	145,355
Provision for income taxes	(71,427)	61,513	(9,914)
Net income	229,527	(94,086)	135,441

Net income per share – Basic and diluted	$0.02	(0.01)	$0.01

Index
Statement of Operations - Six Months Ended June 30, 2025:

	As Previously Reported	Adjustment	As Restated

Selling, general, and administrative expenses	$5,104,119	$266,308	$5,370,427
Total operating expenses	9,784,317	266,308	10,050,625
Income from operations	146,638	(266,308)	(119,670)
Other income, net	360,516	(48,852)	311,664
Income before income taxes	507,154	(315,160)	191,994
Provision for income taxes	(118,565)	54,203	(64,362)
Net income	388,589	(260,957)	127,632

Net income per share – Basic and diluted	$0.04	$(0.03)	$0.01

Statements of Stockholders' Equity – Three Months Ended June 30, 2025:

	As Previously Reported	Adjustment	As Restated

Balance as of April 1, 2025
Accumulated deficit	$(18,913,147)	$(1,152,997)	$(20,066,144)
Total stockholders’ equity	11,328,093	(1,152,997)	10,175,096

Balance as of June 30, 2025
Accumulated deficit	(18,683,620)	(1,247,083)	(19,930,703)
Total stockholders’ equity	$11,677,738	$(1,247,083)	$10,430,655

Statements of Stockholders' Equity – Six Months Ended June 30, 2025:

	As Previously Reported	Adjustment	As Restated

Balance as of January 1, 2025
Accumulated deficit	$(19,072,209)	$(986,126)	$(20,058,335)
Total stockholders’ equity	11,141,746	(986,126)	10,155,620

Balance as of June 30, 2025
Accumulated deficit	(18,683,620)	(1,247,083)	(19,930,703)
Total stockholders’ equity	$11,677,738	$(1,247,083)	$10,430,655

No other components of stockholders' equity, including preferred stock, common stock and additional paid-in capital, were affected by this restatement.

Statement of Cash Flows –Six Months Ended June 30, 2025:

	As Previously Reported	Adjustment	As Restated

Six Months Ended June 30, 2025
Cash flows from operating activities:
Net income	$388,589	$(260,957)	$127,632
Changes in operating assets and liabilities:
Accrued expenses	$(263,634)	$260,957	$(2,677)

The restatement had no effect on the total cash flows from operations, investing activities, or financing activities of the Company.

Index
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

(5) Stockholders’ Equity

Stock-Based Compensation

The Company applies ASC 718, Compensation–Stock Compensation (Topic 718) (“ASC 718”), to account for stock-based compensation.

The table below summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and six months ended June 30, 2026 and 2025, respectively, as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2026	2025	2026	2025

Data and product costs	$12,017	$9,541	$21,336	$18,000
Selling, general and administrative expenses	24,934	13,642	41,281	32,468

	$36,951	$23,183	$62,617	$50,468

Stock Options

There were no stock options exercised during the three and six months ended June 30, 2026.

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

Index
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

All held-to-maturity securities as of June 30, 2026 and December 31, 2025 were U.S. Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of June 30, 2026 and December 31, 2025, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2026
	Level 1	Level 2		Level 3		Total

Cash and cash equivalents	$9,337,275	$	−	$	−	$9,337,275
Held-to-maturity securities	9,469,606		−		−	9,469,606
	$18,806,881	$	−	$	−	$18,806,881

	December 31, 2025
	Level 1	Level 2		Level 3		Total

Cash and cash equivalents	$6,248,223	$	−	$	−	$6,248,223
Held-to-maturity securities	12,615,881		−		−	12,615,881
	$18,864,104	$	−	$	−	$18,864,104

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of June 30, 2026 or December 31, 2025, respectively.

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

(7) Marketable Securities

Based upon the Company’s intent and ability to hold its U.S. Treasury securities to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Maturities on these U.S. Treasury security holdings range from 19 to 25 months from the date of purchase. Accrued bond interest receivable as of June 30, 2026 and December 31, 2025 was $93,964 and $97,024, respectively, and is included in other current assets on the Condensed Balance Sheets.

Index
The tables below summarize the Company’s cost and fair value of marketable securities as of June 30, 2026 and December 31, 2025, respectively, as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$9,469,606	$11,394	$9,481,000

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$12,615,881	$73,119	$12,689,000

Maturities of marketable securities as of June 30, 2026 and December 31, 2025, respectively, are as follows:

	June 30, 2026	December 31, 2025

Held-to-maturity securities:
Due in one year or less	$8,498,606	$10,618,881
Due in 12 – 24 months	971,000	1,997,000

	$9,469,606	$12,615,881

The Company’s investments in marketable securities consist of investments in U.S. Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has determined that no other-than-temporary impairment exists as of June 30, 2026.

(8) Net Loss per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended June 30,		6 Months Ended June 30,
	2026	2025	2026	2025

Weighted average common shares outstanding – basic	10,767,501	10,767,501	10,767,501	10,744,826
Potential shares exercisable under stock option plans	-	311,673	-	312,731
Less: Dilutive effect of outstanding stock option awards	-	(226,100)	-	(214,387)

Weighted average common shares outstanding – diluted	10,767,501	10,853,074	10,767,501	10,843,170

For the three and six months ended June 30, 2026, diluted net loss per share is the same as basic net loss per share because the effect of potential common shares was anti-dilutive due to the net loss reported for the period.

For the three and six months ended June 30, 2025, the computation of diluted net income per share excludes the effects of the assumed exercise of 501,450 and 500,450 options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

Index
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

	3 Months Ended June 30,		6 Months Ended June 30,
	2026	2025 (As Restated)	2026	2025 (As Restated)

Segment operating revenues	$5,166,174	$5,059,542	$10,153,052	$9,930,955

Less: Significant segment expenses
Data and product costs
Employee expenses	1,733,740	1,393,423	3,434,441	2,891,536
Data feed expenses	565,985	516,966	1,088,609	1,051,868
Hosting and computer services expenses	156,716	86,527	306,914	145,241
Other data and product costs	277,102	197,144	424,484	388,789
Data and product costs subtotal	2,733,543	2,194,060	5,254,448	4,477,434

Selling, general and administrative expenses
Employee expenses	1,858,260	1,932,924	3,727,046	3,847,035
Professional fee expenses	703,729	205,441	1,035,674	308,547
Marketing expenses	200,416	203,062	369,370	411,853
Occupancy expenses (1)	15,130	113,694	25,314	224,038
Other general and administrative expenses	267,261	301,760	515,029	578,954
Selling, general and administrative expenses subtotal	3,044,796	2,756,881	5,672,433	5,370,427

Other significant segment items
Depreciation and amortization	51,782	117,044	105,602	202,764
Other (income), net	(139,034)	(153,798)	(279,708)	(311,664)
(Benefit) provision for income taxes	(50,124)	9,914	(72,611)	64,362

Segment net (loss) income	$(474,789)	$135,441	$(527,112)	$127,632

(1) Prior to the expiration of the Company’s leased office space on July 31, 2025, occupancy expenses included rent, utilities, repairs, and office supplies. Post expiration, occupancy expenses included the rental of virtual office space for Company meetings.

Index
(11) Subsequent Events

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

Financial Condition, Liquidity and Capital Resources

The table below presents selected financial information and statistics as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
	(Unaudited)	(As Restated)

Cash and cash equivalents	$9,337	$6,248
Held-to-maturity securities, current	$8,499	$10,619
Held-to-maturity securities, non-current	$971	$1,997
Accounts receivable, net	$3,643	$3,787
Working capital	$7,124	$6,585
Cash ratio	0.61	0.41
Quick ratio	1.41	1.36
Current ratio	1.47	1.43

As of June 30, 2026, the Company had approximately $9.3 million in cash and cash equivalents, an increase of approximately $3.1 million from December 31, 2025. The Company had approximately $9.5 million in total held-to-maturity assets (current and non-current) comprised of U.S. Treasury securities as compared to approximately $12.6 million as of December 31, 2025.

The main component of current liabilities as of June 30, 2026 was unexpired subscription revenue of approximately $11.2 million, which should not require significant future cash outlay, as this is annual recurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months.

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

Index
Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Results of Operations

	(Unaudited) 3 Months Ended June 30,

	2026		2025 (As Restated)
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$5,166,174	100%	$5,059,542	100%

Operating expenses:
Data and product costs	2,733,543	53%	2,194,060	43%
Selling, general and administrative expenses	3,044,796	59%	2,756,881	54%
Depreciation and amortization	51,782	1%	117,044	2%
Total operating expenses	5,830,121	113%	5,067,985	99%

Loss from operations	(663,947)	(13)%	(8,443)	1%
Other income, net	139,034	3%	153,798	3%

(Loss) income before income taxes	(524,913)	(10)%	145,355	4%
Benefit (provision) for income taxes	50,124	1%	(9,914)	−

Net (loss) income	$(474,789)	(9)%	$135,441	4%

Operating revenues increased approximately $107 thousand, or 2%, for the second quarter of fiscal 2026 compared to the same period of fiscal 2025. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $539 thousand, or 25%, for the second quarter of fiscal 2026 compared to the same period of fiscal 2025. The increase was driven by the (i) addition of senior technology leadership, (ii) shifts in reporting structure to better align departmental accountability and facilitate more efficient delivery of technology products, and (iii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses reflect an increase in both the second quarter of fiscal 2026 and 2025 due to recording sales tax in prior periods. Overall, selling, general and administrative expenses increased approximately $288 thousand, or 10%, for the second quarter of fiscal 2026 compared to the same period of fiscal 2025. The year-over-year increase is driven by an increase in professional fees, which the Company believes will be temporary.

Other income reflects a decrease in both the second quarter of fiscal 2026 and 2025 due to interest expense associated with recording sales tax and income tax in prior periods. Overall, other income decreased approximately $15 thousand, or 10%, for the second quarter of fiscal 2026 compared to the same period of fiscal 2025. Short-term interest rate levels on institutional money market funds were lower in fiscal 2026 relative to fiscal 2025.

Index

	(Unaudited) 6 Months Ended June 30,

	2026		2025 (As Restated)
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$10,153,052	100%	$9,930,955	100%

Operating expenses:
Data and product costs	5,254,448	52%	4,477,434	45%
Selling, general and administrative expenses	5,672,433	56%	5,370,427	54%
Depreciation and amortization	105,602	1%	202,764	2%
Total operating expenses	11,032,483	109%	10,050,625	101%

Loss from operations	(879,431)	(9)%	(119,670)	(1)%
Other income, net	279,708	3%	311,664	3%

(Loss) income before income taxes	(599,723)	(6)%	191,994	2%
Benefit (provision) for income taxes	72,611	1%	(64,362)	(1)%

Net (loss) income	$(527,112)	(5)%	$127,632	1%

Operating revenues increased approximately $222 thousand, or 2%, for the first half of fiscal 2026 compared to the same period of fiscal 2025. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $777 thousand, or 17%, for the first half of fiscal 2026 compared to the same period of fiscal 2025. The increase was driven by the (i) addition of senior technology leadership, (ii) shifts in reporting structure to better align departmental accountability and facilitate more efficient delivery of technology products, and (iii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses reflect an increase in both the first half of fiscal 2026 and 2025 due to recording sales tax in prior periods. Overall, selling, general and administrative expenses increased approximately $302 thousand, or 6%, for the first half of fiscal 2026 compared to the same period of fiscal 2025. The year-over-year increase is driven by an increase in professional fees, which the Company believes will be temporary.

Other income reflects a decrease in both the first half of fiscal 2026 and 2025 due to interest expense associated with recording sales tax and income tax in prior periods. Overall, other income decreased approximately $32 thousand, or 10%, for the first half of fiscal 2026 compared to the same period of fiscal 2025. Short-term interest rate levels on institutional money market funds were lower in fiscal 2026 relative to fiscal 2025.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward-looking statements. Forward-looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund business operations and initiatives; capital expenditure; business strategies, plans and goals, including those related to marketing, expansion of our business; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; human resource management; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that the Company believes may affect our business. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, the Company operates in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can the Company assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements The Company cautions you therefore against relying on these forward-looking statements. Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this report under sections captioned “Results of Operations,” and “Future Operations,” among others, as well as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company qualifies all of its forward-looking statements by these cautionary statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Index
PART II. OTHER INFORMATION

Item 5.
Other Information.

During the period covered by this report, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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