Form 10-Q
period 2026-09-30
CREDITRISKMONITOR COM INC
filed 2026-11-12
CIK 315958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

The Company’s common stock is traded on the OTCQX Tier of OTC Markets. There were 10,767,498 shares of common stock $.01 par value outstanding as of November 12, 2026.

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

Index
CREDITRISKMONITOR.COM, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREDITRISKMONITOR.COM, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,650,162	$6,248,223
Held-to-maturity securities	6,448,602	10,618,881
Accounts receivable, net of allowance for credit losses of $30,000 at September 30, 2026 and December 31, 2025	2,949,568	3,786,681
Other current assets	1,130,686	1,131,686

Total current assets	19,179,018	21,785,471

Held-to-maturity securities	3,000,000	1,997,000
Property and equipment, net	346,943	415,859
Operating lease right-of-use asset, net	60,635	84,525
Goodwill	1,954,460	1,954,460
Deferred tax assets, net	58,709	58,709

Total assets	$24,599,765	$26,296,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Unexpired subscription revenue	$10,862,749	$10,933,761
Accounts payable	491,628	169,988
Operating lease liability	30,875	29,364
Accrued expenses	3,056,076	4,067,617

Total current liabilities	14,441,328	15,200,730

Unexpired subscription revenue, less current portion	221,222	178,936
Operating lease liability, less current portion	29,760	55,161

Total liabilities	14,692,310	15,434,827

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 32,500,000 shares; issued and outstanding 10,767,498 and 10,767,501 shares, respectively	107,675	107,675
Additional paid-in capital	30,398,043	30,300,696
Accumulated deficit	(20,598,263)	(19,547,174)

Total stockholders’ equity	9,907,455	10,861,197

Total liabilities and stockholders’ equity	$24,599,765	$26,296,024

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	2026	2025

Operating revenues	$5,122,018	$5,094,736

Operating expenses:
Data and product costs	2,827,461	2,191,789
Selling, general and administrative expenses	3,142,664	2,808,281
Depreciation and amortization	44,021	78,336

Total operating expenses	6,014,146	5,078,406

(Loss) income from operations	(892,128)	16,330
Other income, net	120,921	164,256

(Loss) income before income taxes	(771,207)	180,586
Benefit (provision) for income taxes	247,230	(55,317)

Net (loss) income	$(523,977)	$125,269

Net (loss) income per share – Basic and diluted	$(0.05)	$0.01

Weighted average number of common shares outstanding
Basic	10,767,499	10,767,501
Diluted	10,767,499	10,848,607

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	2026	2025

Operating revenues	$15,275,070	$15,025,690

Operating expenses:
Data and product costs	8,081,909	6,669,223
Selling, general and administrative expenses	8,815,097	8,178,708
Depreciation and amortization	149,623	281,100

Total operating expenses	17,046,629	15,129,031

Loss from operations	(1,771,559)	(103,341)
Other income, net	400,629	475,921

(Loss) income before income taxes	(1,370,930)	372,580
Benefit (provision) for income taxes	319,841	(119,679)

Net (loss) income	$(1,051,089)	$252,901

Net (loss) income per share – Basic and diluted	$(0.10)	$0.02

Weighted average number of common shares outstanding
Basic	10,767,500	10,767,501
Diluted	10,767,500	10,852,979

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance July 1, 2025	10,767,501	$107,675	$30,253,683	$(19,930,703)	$10,430,655

Net income	-	-	-	125,269	125,269
Stock-based compensation	-	-	22,760	-	22,760

Balance September 30, 2025	10,767,501	$107,675	$30,276,443	$(19,805,434)	$10,578,684

Balance July 1, 2026	10,767,501	$107,675	$30,363,313	$(20,074,286)	$10,396,702

Retirement of common shares	(3)	-	-	-	-
Net loss	-	-	-	(523,977)	(523,977)
Stock-based compensation	-	-	34,730	-	34,730

Balance September 30, 2026	10,767,498	$107,675	$30,398,043	$(20,598,263)	$9,907,455

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2025	10,722,401	$107,224	$30,106,731	$(20,058,335)	$10,155,620

Stock options exercised	45,100	451	96,484	-	96,935
Net income	-	-	-	252,901	252,901
Stock-based compensation	-	-	73,228	-	73,228

Balance September 30, 2025	10,767,501	$107,675	$30,276,443	$(19,805,434)	$10,578,684

Balance January 1, 2026	10,767,501	$107,675	$30,300,696	$(19,547,174)	$10,861,197

Retirement of common shares	(3)	-	-	-	-
Net loss	-	-	-	(1,051,089)	(1,051,089)
Stock-based compensation	-	-	97,347	-	97,347

Balance September 30, 2026	10,767,498	$107,675	$30,398,043	$(20,598,263)	$9,907,455

See accompanying notes to condensed financial statements.

Index
CREDITRISKMONITOR.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	2026	2025

Cash flows from operating activities:
Net (loss) income	$(1,051,089)	$252,901
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of bond discount	(71,242)	(131,190)
Depreciation and amortization	149,623	281,100
Stock-based compensation	97,347	73,228
Changes in operating assets and liabilities:
Accounts receivable, net	837,113	654,353
Other current assets	1,000	29,773
Unexpired subscription revenue	(28,726)	20,652
Accounts payable	321,640	(128,092)
Accrued expenses	(1,011,541)	532,937

Net cash (used in) provided by operating activities	(755,875)	1,585,662

Cash flows from investing activities:
Proceeds from held-to-maturity securities	6,208,000	2,695,000
Purchase of held-to-maturity securities	(2,969,479)	(3,918,108)
Purchase of property and equipment	(80,707)	(215,573)

Net cash provided by (used in) investing activities	3,157,814	(1,438,681)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	96,935

Net cash provided by financing activities	-	96,935

Net increase in cash and cash equivalents	2,401,939	243,916
Cash and cash equivalents at beginning of period	6,248,223	6,674,473

Cash and cash equivalents at end of period	$8,650,162	$6,918,389

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

The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for an entire fiscal year.

The December 31, 2025 condensed balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on August 19, 2026.

(2) Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to improve income tax disclosures primarily related to rate reconciliation and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025 and the adoption of this update did not have a significant impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to improve disclosures about a public entity’s expenses by requiring disclosure of additional information about the types of expenses commonly presented in the financial statements on an annual and interim basis. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of this pronouncement on its financial statements.

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

(4) Stockholders’ Equity

Stock-Based Compensation

The Company applies ASC 718, Compensation–Stock Compensation (Topic 718) (“ASC 718”), to account for stock-based compensation.

Index
The table below summarizes the stock-based compensation expense for stock options that was recorded in the Company’s results of operations in accordance with ASC 718 for the three and nine months ended September 30, 2026 and 2025, respectively, as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2026	2025	2026	2025

Data and product costs	$11,898	$6,906	$33,234	$24,993
Selling, general and administrative expenses	22,832	15,854	64,113	48,235

	$34,730	$22,760	$97,347	$73,228

Stock Options

There were no stock options exercised during the three and nine months ended September 30, 2026.

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

(5) Fair Value Measurements

The Company’s cash, cash equivalents, and marketable securities are stated at amortized cost, which approximates fair value. The carrying values of accounts receivable, other current assets, accounts payable, and accrued expenses approximate fair market value because of the short maturity of these financial instruments.

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

All held-to-maturity securities as of September 30, 2026 and December 31, 2025 were U.S. Treasury securities. Investments in these government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy.

The tables below set forth the Company’s cash and cash equivalents, as well as marketable securities as of September 30, 2026 and December 31, 2025, respectively, which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2026
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,650,162	$-	$-	$8,650,162
Held-to-maturity securities	9,448,602	-	-	9,448,602
	$18,098,764	$-	$-	$18,098,764

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$6,248,223	$-	$-	$6,248,223
Held-to-maturity securities	12,615,881	-	-	12,615,881
	$18,864,104	$-	$-	$18,864,104

Index
The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 2 or 3 categories as of September 30, 2026 or December 31, 2025, respectively.

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

(6) Marketable Securities

Based upon the Company’s intent and ability to hold its U.S. Treasury securities to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Maturities on these U.S. Treasury security holdings range from 19 to 25 months from the date of purchase. Accrued bond interest receivable as of September 30, 2026 and December 31, 2025 was $97,390 and $97,024, respectively, and is included in other current assets on the Condensed Balance Sheets.

The tables below summarize the Company’s cost and fair value of marketable securities as of September 30, 2026 and December 31, 2025, respectively, as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$9,448,602	$32,398	$9,481,000

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
Held-to-maturity securities
U.S. Treasury securities	$12,615,881	$73,119	$12,689,000

Maturities of marketable securities as of September 30, 2026 and December 31, 2025, respectively, are as follows:

	September 30, 2026	December 31, 2025

Held-to-maturity securities:
Due in one year or less	$6,448,602	$10,618,881
Due in 12 – 24 months	3,000,000	1,997,000
	$9,448,602	$12,615,881

The Company’s investments in marketable securities consist of investments in U.S. Treasury securities. Market values were determined for each individual security in the investment portfolio.

Management evaluates securities on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Given all held-to-maturity securities were U.S. Treasury securities, management does not expect to incur any credit losses on its held-to-maturity securities and has determined that no allowance for credit losses exists as of September 30, 2026.

Index
(7) Net (Loss) Income per Share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options.

	3 Months Ended September 30,		9 Months Ended September 30,
	2026	2025	2026	2025

Weighted average common shares outstanding – basic	10,767,499	10,767,501	10,767,500	10,767,501
Potential shares exercisable under stock option plans	-	279,348	-	311,033
Less: Dilutive effect of outstanding stock option awards	-	(198,242)	-	(225,555)
Weighted average common shares outstanding – diluted	10,767,499	10,848,607	10,767,500	10,852,979

For the three and nine months ended September 30, 2026, diluted net loss per share is the same as basic net loss per share because the effect of potential common shares was anti-dilutive due to the net loss reported for the period.

For the three and nine months ended September 30, 2025, the computation of diluted net income per share excludes the effects of the assumed exercise of 568,900 and 536,900 stock options, respectively, since their inclusion would be anti-dilutive as their exercise prices were above the average market value.

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

Index

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

	3 Months Ended September 30,		9 Months Ended September 30,
	2026	2025	2026	2025

Segment operating revenues	$5,122,018	$5,094,736	$15,275,070	$15,025,690

Less: Significant segment expenses
Data and product costs
Employee expenses	1,687,657	1,340,869	5,122,098	4,232,159
Data feed expenses	589,430	553,166	1,678,039	1,605,034
Hosting and computer services expenses	178,785	100,794	485,699	246,034
Other data and product costs	371,589	196,960	796,073	585,996
Data and product costs subtotal	2,827,461	2,191,789	8,081,909	6,669,223

Selling, general and administrative expenses
Employee expenses	2,042,335	1,983,938	5,769,382	5,830,985
Professional fee expenses	647,854	326,141	1,683,528	634,688
Marketing expenses	190,889	187,058	560,258	598,912
Occupancy expenses (1)	16,091	47,745	41,404	271,783
Other general and administrative expenses	245,495	263,399	760,525	842,340
Selling, general and administrative expenses subtotal	3,142,664	2,808,281	8,815,097	8,178,708

Other significant segment items
Depreciation and amortization	44,021	78,336	149,623	281,100
Other (income), net	(120,921)	(164,256)	(400,629)	(475,921)
(Benefit) provision for income taxes	(247,230)	55,317	(319,841)	119,679

Segment net (loss) income	$(523,977)	$125,269	$(1,051,089)	$252,901

(1) Prior to the expiration of the Company’s leased office space on July 31, 2025, occupancy expenses included rent, utilities, repairs, and office supplies. Post expiration, occupancy expenses included the rental of virtual office space for Company meetings.

Index
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Environment

Our strategic priorities and plans for the remainder of 2026 are to continue building on the improvement initiatives underway to enhance our value proposition to subscribers while continuing to focus on supporting long-term, sustainable, profitable growth.

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

Financial Condition, Liquidity and Capital Resources

The table below presents selected financial information and statistics as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025

Cash and cash equivalents	$8,650	$6,248
Held-to-maturity securities, current	$6,449	$10,619
Held-to-maturity securities, non-current	$3,000	$1,997
Accounts receivable, net	$2,950	$3,787
Working capital	$4,738	$6,585
Cash ratio	0.60	0.41
Quick ratio	1.25	1.36
Current ratio	1.33	1.43

As of September 30, 2026, the Company had approximately $8.7 million in cash and cash equivalents, an increase of approximately $2.4 million from December 31, 2025. The Company had approximately $9.4 million in total held-to-maturity assets (current and non-current) comprised of U.S. Treasury securities as compared to approximately $12.6 million as of December 31, 2025.

The main component of current liabilities as of September 30, 2026 was unexpired subscription revenue of approximately $10.9 million, which should not require significant future cash outlay, as this is annual recurring revenue, other than the cost of preparation and delivery of the applicable commercial credit reports, which cost much less than the unexpired subscription revenue shown. Unexpired subscription revenue is recognized as income over the subscription term, which approximates 12 months. The unexpired subscription revenue balance does not include the total contract value of multi-year, noncancellable contracts that are billed annually.

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

Index
Results of Operations

	3 Months Ended September 30,

	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$5,122,018	100%	$5,094,736	100%

Operating expenses:
Data and product costs	2,827,461	55%	2,191,789	43%
Selling, general and administrative expenses	3,142,664	61%	2,808,281	55%
Depreciation and amortization	44,021	1%	78,336	2%
Total operating expenses	6,014,146	117%	5,078,406	100%

(Loss) income from operations	(892,128)	(17)%	16,330	0%
Other income, net	120,921	2%	164,256	3%

(Loss) income before income taxes	(771,207)	(15)%	180,586	3%
Benefit (provision) for income taxes	247,230	5%	(55,317)	(1)%

Net (loss) income	$(523,977)	(10)%	$125,269	2%

Operating revenues increased approximately $27 thousand, or 1%, for the third quarter of fiscal 2026 compared to the same period of fiscal 2025. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $636 thousand, or 29%, for the third quarter of fiscal 2026 compared to the same period of fiscal 2025. This increase was driven by (i) the addition of senior technology leadership, (ii) shifts in organizational structure to better align departmental accountability and facilitate more efficient delivery of technology products, and (iii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses increased approximately $334 thousand, or 12%, for the third quarter of fiscal 2026 compared to the same period of fiscal 2025. This increase was driven mainly by an increase in professional fees, which the Company believes will be temporary.

Other income decreased approximately $43 thousand, or 26%, for the third quarter of fiscal 2026 compared to the same period of fiscal 2025. Short-term interest rate levels on institutional money market funds are lower in fiscal 2026 relative to fiscal 2025.

Index

	9 Months Ended September 30,

	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues	$15,275,070	100%	$15,025,690	100%

Operating expenses:
Data and product costs	8,081,909	53%	6,669,223	44%
Selling, general and administrative expenses	8,815,097	58%	8,178,708	54%
Depreciation and amortization	149,623	1%	281,100	2%
Total operating expenses	17,046,629	112%	15,129,031	100%

Loss from operations	(1,771,559)	(12)%	(103,341)	0%
Other income, net	400,629	3%	475,921	3%

(Loss) income before income taxes	(1,370,930)	(9)%	372,580	3%
Benefit (provision) for income taxes	319,841	2%	(119,679)	(1)%

Net (loss) income	$(1,051,089)	(7)%	$252,901	2%

Operating revenues increased approximately $249 thousand, or 2%, for the nine months ended September 30, 2026 compared to the same period of fiscal 2025. This overall revenue growth resulted from an increase in SaaS subscription product revenue, attributable to increased sales to new and existing subscribers, as well as related price increases for subscriptions.

Data and product costs increased approximately $1,413 thousand, or 21%, for the nine months ended September 30, 2026 compared to the same period of fiscal 2025. This increase was driven by (i) the addition of senior technology leadership, (ii) shifts in organizational structure to better align departmental accountability and facilitate more efficient delivery of technology products, and (iii) higher hosted facility costs driven by increased production demands and the expiration of the leased office space on July 31, 2025.

Selling, general and administrative expenses increased approximately $636 thousand, or 8%, for the nine months ended September 30, 2026 compared to the same period of fiscal 2025. This increase was driven mainly by an increase in professional fees, which the Company believes will be temporary.

Other income decreased approximately $75 thousand, or 16%, for the nine months ended September 30, 2026 compared to the same period of fiscal 2025. Short-term interest rate levels on institutional money market funds are lower in fiscal 2026 relative to fiscal 2025.

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

Achieving greater profitability depends on the Company’s ability to generate and sustain increased revenue levels. The Company believes that its success will depend in large part on its ability to (i) increase its brand awareness, (ii) provide its subscribers with outstanding value, thus encouraging renewals, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest in product development, operating infrastructure, marketing and promotion. The Company believes that these expenditures will help it to sustain the revenue growth it has experienced over the last several years. Further, the Company expects that product development expenses will continue to increase in dollar amount and may increase as a percentage of revenues during the remainder of 2026 and future periods because it expects to employ more development personnel on average compared to prior periods and build the infrastructure required to support the development of new and improved products and services. However, as some of these expenditures are discretionary in nature, the Company expects that the actual amounts incurred will be in line with its projections of future cash flows in order not to negatively impact its future liquidity and capital needs. There can be no assurance that the Company will be able to achieve these objectives within a meaningful time frame.

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

Index
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward-looking statements. Forward-looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund business operations and initiatives; capital expenditures; business strategies, plans and goals, including those related to marketing, expansion of our business; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; human resource management; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that the Company believes may affect our business. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, the Company operates in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for management to predict all risks, nor can the Company assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The Company cautions you therefore against relying on these forward-looking statements. Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this report under sections captioned “Results of Operations,” and “Future Operations,” among others, as well as those described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company qualifies all of its forward-looking statements by these cautionary statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Remediation Plan

The Company’s management has created a plan of remediation to address the material weakness. The Company is pursuing Voluntary Disclosure Agreements (“VDAs”) to mitigate future exposure based on counsel from its tax advisor. For each of the states impacted, the Company is in various stages of VDA process, including review, submission, acceptance and payment. In addition, the Company has engaged an independent third-party provider of automated sales tax solutions to support compliance through continuous identification, monitoring and evaluation of our transaction activity and physical presence, designed to identify new jurisdictions that are approaching qualifying thresholds and subsequently supporting the registration, filing, and payment submission in those jurisdictions.

The Company continues implementing its remediation plan and believes that it is taking the necessary steps to remediate the material weakness. The Company is monitoring the effectiveness of these steps while making appropriate adjustments to fully address the material weakness in the internal control over financial reporting.

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

CREDITRISKMONITOR.COM, INC.
(REGISTRANT)

Date: November 12, 2026	By:	/s/ Jennifer Gerold
Jennifer Gerold
Chief Financial Officer